Form 10QSB
period 1999-03-31
NCRIC GROUP INC
filed 1999-06-11
CIK 1075343

                    U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act For the quarterly period ended March 31, 1999

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from _______________ to _______________
Commission File Number: 333-69537

                                NCRIC Group, Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

     District of Columbia                                   52-2134774
-------------------------------                          -------------------
(State or other jurisdiction of                            (IRS Employer
Incorporation or organization)                           Identification No.)

   1115 30th Street, NW, Washington, D.C.                       20007
--------------------------------------------------------------------------------
  (Address of principal executive offices)                   (Zip Code)

                                 202-969-1866
                              ------------------
              (Issuer's telephone number, including area code)

  Check whether the registrant (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.     Yes      No   X

  State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

  As of June 1, 1999, there were 1,000 shares of NCRIC Group, Inc. common stock outstanding.

Table of Contents

Part I -- Financial Information

  Item 1.Condensed Consolidated Financial Statements (unaudited)
         NCRIC Group, Inc. and Subsidiaries:
          Condensed Consolidated Balance Sheets ...........................  3
          Condensed Consolidated Statements of Operations .................  4
          Condensed Consolidated Statements of Comprehensive Income .......  5
          Condensed Consolidated Statements of Cash Flows .................  6
          Notes to Condensed Consolidated Financial Statements ............  7

  Item 2.Management's Discussion and Analysis ............................. 11

Part II -- Other Information

  Item 6.Exhibits and Reports on Form 8-K ................................. 19

Signatures ................................................................ 20

                  PART I  FINANCIAL INFORMATION

Item 1. Financial Statements

NCRIC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT FOR SHARE DATA)
---------------------------------------------------------------------------


                                                         March 31, 1999     December 31, 1998
                                                          (unaudited)
ASSETS
INVESTMENTS:
  Securities available for sale, at fair value:
    Bonds and U.S.Treasury Notes                           $ 93,429             $ 91,135
    Preferred stocks                                          5,184                5,213
                                                           --------             --------
           Total securities available for sale               98,613               96,348

  Investments in management service organizations                18                   --
                                                           --------             --------
           Total investments                                 98,631               96,348

OTHER ASSETS:
  Cash and cash equivalents                                   8,514                6,083
  Reinsurance recoverable                                    25,777               24,944
  Goodwill                                                    5,096                   --
  Deferred federal income taxes                               3,511                2,742
  Other assets                                                6,957                4,209
                                                           --------             --------

TOTAL ASSETS                                               $148,486             $134,326
                                                           ========             ========
LIABILITIES AND STOCKHOLDER'S EQUITY
LIABILITIES:
  Losses and loss adjustment expenses:
    Losses                                                 $ 62,787             $ 60,127
    Loss adjustment expenses                                 27,919               27,573
                                                           --------             --------

           Total losses and loss adjustment expenses         90,706               87,700

  Other liabilities:
    Retrospective premiums accrued under
      reinsurance treaties                                    7,613                6,492
    Unearned premiums                                        12,083                3,348
    Bank debt                                                 2,200                   --
    Other liabilities                                         6,173                5,775
                                                           --------             --------

TOTAL LIABILITIES                                           118,775              103,315
                                                           --------             --------
STOCKHOLDER'S EQUITY:
  Common stock $0.01 par value - 10,000,000 shares
    authorized; 1,000 shares issued and outstanding              --                   --
  Additional paid in capital                                    798                  798
  Accumulated other comprehensive income                        417                2,016
  Retained earnings                                          28,496               28,197
                                                           --------             --------

TOTAL STOCKHOLDER'S EQUITY                                   29,711               31,011
                                                           --------             --------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                 $148,486             $134,326
                                                           ========             ========

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (IN THOUSANDS)
--------------------------------------------------------------------------

                                                   Three Months Ended March 31,
                                                        1999          1998
REVENUES:
  Premium income:
    Premiums written                                 $ 14,927      $ 16,806
    Premiums ceded                                     (1,103)         (858)
    Change in unearned premiums                        (9,872)      (12,972)
    Renewal credit dividends to policyholders            (347)         (430)
                                                     --------      --------

           Net premiums earned                          3,605         2,546

  Net investment income                                 1,418         1,526
  Net realized investment gains                            52            28
  Practice management and related income                1,243            --
  Other income                                             91           152
                                                     --------      --------

           Total revenues                               6,409         4,252
                                                     --------      --------
EXPENSES:
  Losses and loss adjustment expenses                   3,564         3,139
  Underwriting expenses                                   927         1,033
  Practice management and related expenses              1,116            34
  Other                                                   473           259
                                                     --------      --------

           Total expenses                               6,080         4,465
                                                     --------      --------

INCOME BEFORE INCOME TAXES                                329          (213)

INCOME TAX (BENEFIT) PROVISION                             30          (140)
                                                     --------      --------

NET INCOME (LOSS)                                    $    299      $    (73)
                                                     ========      ========

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED (IN THOUSANDS)
----------------------------------------------------------------------

                                                    Three Months Ended March 31,
                                                           1999         1998

NET INCOME (LOSS)                                       $   299      $   (73)
OTHER COMPREHENSIVE INCOME:
  Unrealized holding losses on investments
    during the period                                    (2,371)         (85)
  Benefit associated with unrealized
    holding losses                                          806           30
  Less: reclassification adjustment for gains
    included in net income (loss)                           (52)         (28)
  Taxes associated with reclassification
    adjustment                                               18           10
                                                        -------      -------

OTHER COMPREHENSIVE LOSS                                 (1,599)         (73)
                                                        -------      -------

COMPREHENSIVE LOSS                                      $(1,300)     $  (146)
                                                        =======      =======


See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS -  UNAUDITED (IN THOUSANDS)
---------------------------------------------------------------------------

                                                    Three Months Ended March 31,
                                                            1999        1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                     $    299    $    (73)
  Adjustments to reconcile net income
    to net cash flows from operating activities:
      Net realized investment gains                          (52)        (28)
      Amortization and depreciation                          119          48
  Deferred federal income taxes                             (170)       (166)
  Changes in assets and liabilities:
    Reinsurance recoverable                                 (833)     (2,928)
    Other assets                                          (2,206)     (2,428)
    Losses and loss adjustment expenses                    3,006       3,869
    Retrospective premiums accrued
      under reinsurance treaties                           1,121        (382)
    Unearned premiums                                      8,735      11,630
    Other liabilities                                        124        (876)
                                                        --------    --------

           Net cash flows from operating activities       10,143       8,666
                                                        --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                               (12,713)    (24,921)
  Sales, maturities and redemptions of investments         8,076      19,360
  Investment in purchased business                        (5,238)         --
  Purchases of property and equipment                        (37)       (424)
                                                        --------    --------

           Net cash flows from investing activities       (9,912)     (5,985)
                                                        --------    --------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                             2,200          --
                                                        --------    --------
NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                              2,431       2,681
                                                        --------    --------
CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                      6,083       4,065
                                                        --------    --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                         $  8,514    $  6,746
                                                        ========    ========
SUPPLEMENTARY INFORMATION:
  Interest paid                                         $     45    $     --
                                                        ========    ========


See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES

Notes to Condensed Consolidated Financial Statements - unaudited

1. Basis of Preparation

   The accompanying unaudited consolidated financial statements were prepared in accordance with instructions to Form 10-QSB and therefore do not include all disclosures necessary for a complete presentation under generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

   Operating results for the three-month period ended March 31,1999 are not necessarily indicative of the results that may be expected for the year ending December 31,1999. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of NCRIC Group, Inc.(NCRIC Group) for the year ended December 31, 1998, which were filed with the Securities and Exchange Commission on Form SB-2.

2. Acquisition

   On January 4, 1999, NCRIC Group acquired all of the outstanding shares of HealthCare Consulting, Inc., all of the outstanding interests of HCI Ventures, LLC, and all the assets of Employee Benefits Services, Inc. for $5.1 million in cash and mandatorily convertible notes in the aggregate principal amount of $300,000. Under terms of the purchase agreement, an additional $3.1 million could be paid in cash if the acquired companies achieve earnings targets in 2000, 2001 and 2002. These companies provide practice management, employee benefit services and financial services to physicians throughout the Mid-Atlantic region.

   The acquisition has been accounted for using the purchase method. Goodwill is amortized over 20 years on a straight-line basis. The contingent payment would be an addition to goodwill and would be amortized over 20 years.

   In connection with the acquisition, NCRIC Group borrowed $2.2 million from Sequoia National Bank to finance a portion of the purchase price. The term of the loan is 7.5 years and the interest rate is prime plus 0.75% per annum, with an additional one-half point paid at closing. Monthly payments are interest only for the first six months and blended payments of interest and principal thereafter. Sequoia has the option to call the loan at the end of 6 months and 3.5 years of the term. Security for the loan consists of an assignment of the capital stock of NCRIC MSO, Inc., a subsidiary of NCRIC Group, and a blanket lien of all of the receivables of HealthCare Consulting and Employee Benefits Services. There is no penalty for prepayment of the loan. The President of Sequoia National Bank serves on NCRIC Group's Board of Directors.

   The following pro forma information presents the results of operations for the three months ended March 31, 1998 as though the acquisition had occurred at January 1, 1998 (in thousands):
                                   NCRIC       Acquired    Pro forma
                                   Group       Companies   Combined
                                   -----       ---------   --------
            Revenue ............. $ 4,252      $ 1,291     $  5,543
            Net income (loss)....     (73)         159           86

3. Initial Public Offering

   The Form SB-2 Registration Statement for NCRIC Group common stock was declared effective by the Securities and Exchange Commission on May 10, 1999. Since the offering of securities has not yet closed, the shares outstanding at March 31, 1999 are wholly-owned by NCRIC Holdings, Inc., the immediate parent of NCRIC Group. Accordingly, earnings per share are not presented.

4. Reportable Segment Information

   NCRIC Group has two reportable segments: Insurance and practice management and financial services. The insurance segment provides medical professional liability and other insurance. The practice management and financial services segment provides practice management and financial services primarily to physicians. NCRIC Group evaluates performance based on profit or loss from operations before income taxes. The reportable segments are strategic business units that offer different products and services and therefore are managed separately.

   Selected financial data is presented below for each business segment for the three-month periods ended March 31,1999 and 1998:

                                                          At or For the
                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1999            1998
                                                       ----            ----
                                                          (in thousands)
    INSURANCE:
       Revenues from external customers           $   3,696       $   2,698
       Net investment income                          1,415           1,526
       Net realized investment gains                     52              28
       Depreciation and amortization                     35              40
       Segment profit (loss) before taxes               607            (130)
       Expenditures for segment assets                   21             424
       Segment assets                               142,446         135,917
       Segment liabilities                          115,395         108,598

                                                           At or For the
                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                      1999            1998
                                                      ----            ----
                                                       (in thousands)
PRACTICE MANAGEMENT AND FINANCIAL SERVICES:
   Revenues from external customers              $   1,243      $      --
   Net investment income                                 3             --
   Net realized investment gains                        --             --
   Depreciation and amortization                        84              8
   Segment loss before taxes                          (111)           (83)
   Expenditures for segment assets                      16             --
   Segment assets                                    6,680             51
   Segment liabilities                                 963            151

TOTAL:
   Revenues from external customers              $   4,939      $   2,698
   Net investment income                             1,418          1,526
   Net realized investment gains                        52             28
   Depreciation and amortization                       119             48
   Segment profit (loss) before taxes                  496           (213)
   Expenditures for segment assets                      37            424
   Segment assets                                  149,126        135,968
   Segment liabilities                             116,358        108,749

The following are reconciliations of reportable segment assets and liabilities and profit to NCRIC Group's consolidated totals:

                                                           March 31,
                                                     ---------------------
                                                      1999           1998
                                                     ------         ------
                                                        (in thousands)
Assets:
   Total assets for reportable segments          $ 149,126      $ 135,968
   Elimination of intersegment receivables            (368)          (153)
   Elimination of affiliate receivables             (1,327)            --
   Other unallocated amounts                         1,055             --
                                                 ---------      ---------
   Consolidated total                            $ 148,486      $ 135,815
                                                 =========      =========
Liabilities:
   Total liabilities for reportable segments     $ 116,358      $ 108,749
   Elimination of intersegment payables               (368)          (153)
   Other liabilities                                 2,785             --
                                                 ---------      ---------
   Consolidated total                            $ 118,775      $ 108,596
                                                 =========      =========

                                                   Three Months Ended March 31,
                                                  -----------------------------
                                                      1999           1998
                                                  ----------       --------
                                                        (in thousands)
Profit (loss) before taxes:
   Total profit (loss) for reportable segments       $ 496          $(213)
   Other expenses                                     (107)            --
   Elimination of intersegment interest income         (60)            --
                                                     ------         ------
   Consolidated total                                $ 329          $(213)
                                                     ======         ======

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The following analysis of the consolidated results of operations and financial condition of NCRIC Group should be read in conjunction with the consolidated financial statements and related notes included in Form 10-QSB. References to "NCRIC" mean NCRI Group and its subsidiaries, including their predecessors.

General

      The financial statements have been prepared in accordance with generally accepted accounting principles, GAAP, unless otherwise noted. GAAP differs from statutory accounting practices used by regulatory authorities in their oversight responsibilities of insurance companies.

      On January 4, 1999, NCRIC Group acquired all the outstanding shares of HealthCare Consulting, Inc., the interests of HCI Ventures, LLC and the assets of Employee Benefits Services, Inc. The acquisition was recorded as a purchase. The results of operations for the three months ended March 31, 1999 include the results of the acquired businesses for that period.

Consolidated net income and comprehensive income results - Three months ended March 31, 1999 compared to three months ended March 31, 1998

     Net income and comprehensive income results. Net income increased to $299,000 for the three months ended March 31, 1999, up $372,000 from a loss of $73,000 for the three months ended March 31, 1998. The primary contributors to the increased earnings were an improvement in net underwriting results and earnings from the recently acquired businesses, partially offset by legal fees incurred for litigation brought by the NCRIC Physicians Organization, continuing start-up costs for the NCRIC MSO District of Columbia operations and interest expense on acquisition debt.

      Comprehensive income was a loss of $1.3 million for the three months ended March 31, 1999 compared to a loss of $146,000 for the three months ended March 31, 1998. The decrease in comprehensive income results from the decline in unrealized investment gains, net of deferred income taxes.

     Net premiums earned. Following is a summary of NCRIC's net premiums earned:

                                               Three Months Ended March 31,
                                               ----------------------------
                                                   1999            1998
                                               -----------     ------------
                                                    (in thousands)

Gross premiums written .....................   $ 14,927        $ 16,806
Change in unearned premiums ................     (9,872)        (12,972)
                                               ---------       ---------
Gross premiums earned before renewal
      credits ..............................      5,055           3,834
Reinsurance premiums ceded .................     (1,103)           (858)
                                               ---------       ---------
Net premiums earned before renewal
      credits ..............................      3,952           2,976
Renewal credits ............................       (347)           (430)
                                               ---------       ---------
Net premiums earned ........................   $  3,605        $  2,546
                                               =========       =========

      Gross premiums written decreased by $1.9 million to $14.9 million for the three months ended March 31, 1999 from $16.8 million for the three months ended March 31, 1998. Starting in the fourth quarter of 1997 and continuing through the first quarter of 1999, NCRIC began to stagger policy renewal dates. Premiums written decreased $1.8 million for the three months ended March 31, 1999 and increased by $0.1 million for the three months ended March 31, 1998 due to the staggering of premium writing dates. There is a one-time effect when the policy renewal is staggered which increases premiums written in the period of the new renewal date and reduces premiums written in the subsequent period corresponding to the original renewal date; premiums written will, all else being equal, return to the previous level in the subsequent calendar year. While the staggering of the renewal dates affects premiums written, earned premiums are not affected. The gross premiums written include premiums for experience-rated programs of $436,000 for the three months ended March 31, 1999 and $572,000 for the three months ended March 31, 1998.

      Gross premiums written adjusted for the staggering of renewal dates and experience-rated premiums increased $200,000, to $16.3 million for the three months ended March 31, 1999 from $16.1 million for the three months ended March 31, 1998. The increase resulted from the increase in the number of policyholders to 1,259 at March 31, 1999, up from 1,182 at March 31, 1998, offset by a change in the mix of business in new policies written.

      The change in unearned premiums for the period decreased by $3.1 million to $9.9 million from $13.0 million. This decrease resulted from a $2.5 million decrease in the unearned portion of the policy premium due to the staggering of renewal dates, as well as a $575,000 decrease in retrospectively determined policyholder refunds for 1999 due to higher loss experience in the experience-rated programs.

      Gross premiums earned before renewal credits increased $1.2 million, or 32%, to $5.0 million for the three months ended March 31, 1999 from $3.8 million for the three months ended March 31, 1998. The increase was due to $0.6 million of additional premiums earned under non experience-rated policies for the three months ended March 31, 1999 plus $0.6 million of additional premiums earned under experience-rated programs.

      Reinsurance premiums ceded increased by $245,000 to $1.1 million for the three months ended March 31, 1999 from $858,000 for the three months ended March 31, 1998. The increase was the net result of the increase in current year premiums due to the increase in gross premiums earned before renewal credits offset by an increase in the credit from prior year premiums under the swing rated reinsurance treaty due to favorable loss experience.

      Renewal credits decreased $83,000 to $347,000 for the three months ended March 31, 1999 from $430,000 for the three months ended March 31, 1998 reflecting a decrease in the credit rate to 10% from 12.5%.

      Net premiums earned before renewal credits increased by $1.0 million to $4.0 million for the three months ended March 31, 1999 from $3.0 million for the three months ended March 31, 1998. Net premiums earned after renewal credits increased similarly by $1.1 million to $3.6 million for the three months ended March 31, 1999 from $2.5 million for the three months ended March 31, 1998.

     Net investment income. Net investment income decreased by $0.1 million, or 7%, for the three months ended March 31, 1999 compared to the first quarter of the prior year, due to a decline in yields which was only partially offset by an increase in invested funds and a decrease in investment expenses. Average invested assets, which includes cash equivalents, increased by $1.8 million, or 1.7%, to $105.2 million at March 31, 1999 from $103.4 million at March 31, 1998 due to additional invested funds partially offset by the change in unrealized gains. Maturing investments were primarily invested in corporate bonds and positive cash flow was primarily invested in cash equivalents during the first quarter of 1999. $2.9 million of funds were used in the January 4, 1999 acquisition of the businesses of HealthCare Consulting, HCI Ventures and Employee Benefit Services. The average effective yield was approximately 5.38% for the three months ended March 31, 1999 and 5.90% for the three months ended March 31, 1998. The tax equivalent yield was approximately 5.96% for the first quarter of 1999 and 6.55% for the first quarter of 1998. The decrease in investment yields reflects the market decrease in interest rates in 1999 compared to 1998.

     Practice management and related revenue. Practice management and related revenue of $1.2 million consisted of fees generated by NCRIC MSO through the businesses acquired on January 4, 1999, HealthCare Consulting and Employee Benefits Services.

     Loss and loss adjustment expenses. The expense for incurred losses and LAE for the first quarter of each year net of reinsurance is summarized as follows:

                                                Three Months Ended March 31,
                                                ----------------------------
                                                    1999             1998
                                                -----------       ----------
                                                     (in thousands)
Incurred loss and LAE related to:
      Current year -- losses ................    $ 4,450         $ 3,439
      Prior years -- development ............       (886)           (300)
                                                ---------        --------
Total incurred for the year .................    $ 3,564         $ 3,139
                                                =========        ========

      Total incurred loss and LAE expense of $3.6 million for the first quarter of 1999 is up $425,000 over the $3.1 million incurred for the first quarter of 1998.

      Current year losses in the three months ended March 31, 1999 totaled $4.4 million, up $1.0 million compared to the three months ended March 31, 1998. More new claims were reported in the first quarter of 1999 than in the first quarter of 1998, returning to the level experienced in 1997. NCRIC experienced favorable development on estimated losses for prior years' claims in the first quarter of both years. The favorable loss development related to prior years claims was $886,000 in the first quarter of 1999, and $300,000 in the first quarter of 1998. Prior year development results from the re-estimation and settlement of individual losses not covered by reinsurance, which are generally losses under $500,000.

     Underwriting expenses. Underwriting expenses decreased $106,000 to $927,000 for the three months ended March 31, 1999 from $1,033,000 for the three months ended March 31, 1998. The decrease in expense was due primarily to an increase of $46,000 in the profit commission on reinsurance ceded, a decrease of $91,000 in premium taxes related to the decrease in gross written premiums offset partially by increases in other categories of expenses, principally salaries and benefits of $86,000.

     Practice management and related expenses. Practice management and related expenses of $1.1 million consisted primarily of expenses, such as salaries, other general office expenses and goodwill amortization related to NCRIC MSO for the operations of the businesses acquired January 4, 1999.

     Other expenses. Other expenses include amounts for subsidiary and holding company operations which are not directly related to the issuance of medical professional liability insurance or practice management and related operations, including insurance brokerage, insurance agency and physician services.

      Other expenses increased $214,000 to $473,000 for the three months ended March 31, 1999 from $259,000 for the three months ended March 31, 1998. The primary components of the increase were legal fees of $206,000 incurred in connection with litigation brought by NCRIC Physicians Organization and interest on acquisition debt of $45,000 offset by a decrease of $85,000 in expenses in connection with the 1998 reorganization.

     Federal income taxes. The effective tax rate for NCRIC is lower than the federal statutory rate principally due to nontaxable investment income.

                                                   Three Months Ended March 31,
                                                   ----------------------------
                                                       1999              1998
                                                   ------------       ---------
Federal income tax at statutory rates .........          34%              34%
Tax exempt income .............................         (25)             (42)
Dividends received ............................          (6)             (10)
Reorganization costs ..........................          --               17
Goodwill amortization .........................           5               --
Other, net ....................................           1                3
                                                    --------          --------
Federal income tax at effective rates .........           9%             (66)%
                                                    ========          ========

Financial condition, liquidity and capital resources

     NCRIC Group

     Financial condition and capital resources. NCRIC Group is a stock holding company whose operations and assets primarily consist of its ownership of NCRIC, Inc. and NCRIC MSO. In addition, as a result of the reorganization, NCRIC Group has greater access to the capital markets. This allows NCRIC Group to assist its subsidiaries in their efforts to compete effectively and to create long-term growth. As a part of this strategy, NCRIC Group may seek to take advantage of acquisition opportunities and alternative financing.

      On January 4, 1999, Sequoia National Bank approved a loan to NCRIC Group in the (amount of $2,200,000 at an annual interest rate of prime + 3/4 of a percentage point to finance the) acquisition of HealthCare Consulting, Inc., HCI Ventures, LLC and the assets of Employee Benefits Services, Inc. The loan is secured by all of the stock of NCRIC MSO, as well as its receivables; and an assignment of the membership interests of HCI Ventures, LLC. In connection with the loan, NCRIC, Inc. is required to covenant to pay dividends to NCRIC Group, subject to regulatory limits, to service the loan if the combined cash flow of NCRIC Group and NCRIC MSO is inadequate to service the loan.

     Liquidity. Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs. NCRIC Group's cash flow from operations consists of dividends from subsidiaries, if declared and paid, and other permissible payments from its subsidiaries, offset by fees paid to NCRIC, Inc., for management services and other expenses. NCRIC Group intends to rely primarily on this cash flow from subsidiaries to pay dividends on its common stock, if any. The amount of future cash flow available to NCRIC Group may be influenced by a variety of factors, including NCRIC, Inc.'s financial results and regulation by the District of Columbia Department of Insurance and Securities Regulation.

      The payment of dividends to NCRIC Group by NCRIC, Inc. is subject to limitations imposed by the District of Columbia Holding Company System Act of 1993. Under the DC Holding Company Act, NCRIC, Inc. must seek prior approval from the Commissioner of Insurance and Securities to pay any dividend which, combined with other dividends made within the preceding 12 months, exceeds the lesser of (A) 10% of the surplus at the end of the prior year or (B) the prior year's net income excluding realized capital gains. Net income, excluding realized capital gains, for the 2 years preceding the current year is carried forward for purposes of the calculation to the extent not paid in dividends. The law also requires that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to the insurer's outstanding liabilities and adequate to meet its financial needs. The District of Columbia permits the payment of dividends only out of unassigned statutory surplus. Using these criteria, as of March 31, 1999 NCRIC, Inc. would have had available approximately $2.4 million of unassigned statutory surplus available for dividends.

     Subsidiaries of NCRIC Group

     Liquidity. The primary sources of NCRIC subsidiaries' liquidity are insurance premiums, net investment income, practice management and financial services fees, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay claims, LAE, operating expenses, reinsurance premiums and taxes; and to purchase investments.

      NCRIC subsidiaries had positive cash flow from operations for the three months ended March 31, 1999 and March 31, 1998. Cash provided by operating activities of NCRIC subsidiaries was $10.1 million in the three months ended March 31, 1999 and $8.7 million in the three months ended March 31, 1998. The $1.5 million of increased cash flow in 1999 compared to 1998 resulted primarily from $400,000 of additional net premiums collected, $700,000 of decreased underwriting expenses and $200,000 from the newly acquired companies, offset by $200,000 of additional losses and LAE paid. Because of the long-term nature of both the payments of claims and the settlement of swing-rated reinsurance premiums due to the reinsurers, cash from operations for a medical professional liability insurer like NCRIC, Inc. can vary substantially from year to year.

     Financial condition and capital resources. NCRIC subsidiaries invest their positive cash flow from operations primarily in investment grade, fixed maturity securities. As of March 31, 1999, the carrying value of NCRIC subsidiaries' securities portfolio was $98.6 million, compared to a carrying value of $96.3 million as of December 31, 1998. The portfolios were invested as follows:

                                                        As of         As of
                                                       March 31,   December 31,
                                                         1999         1998
                                                       ---------   ------------
U.S. Government and agencies ........................     25%          25%
Asset-backed and mortgage-backed securities .........     30           28
Tax-exempt securities ...............................     20           21
Corporate bonds and preferred stocks ................     25           26

      Over 76% of the portfolio was invested in US Government/agency securities or had a rating of AAA or AA. For regulatory purposes, 99% of the securities portfolio was rated OClass 1O for all periods presented, which is the highest quality rated group as classified by the NAIC.

      NCRIC subsidiaries believe that all of their fixed maturity securities are readily marketable. Investment duration is closely monitored to provide adequate cash flow to meet operational and maturing liability needs. Asset and liability modeling, including sensitivity analyses and cash flow testing, are performed on a regular basis.

      NCRIC subsidiaries have no corporate debt. The $2.5 million line of credit available as of March 31, 1999 is restricted to working capital for claims settlements. The line of credit is unsecured and renewable annually. NCRIC subsidiaries have not drawn down on this facility. As of March 31, 1999, NCRIC subsidiaries have no material commitments for capital expenditures. NCRIC Group and its subsidiaries are required to pay aggregate annual salaries in the amount of $975,000 to six persons under employment agreements.

      The equity of NCRIC subsidiaries was $29.9 million at March 31, 1999 and $31.0 million at December 31, 1998. The $1.1 million decrease for the three months ended March 31, 1999 was due to a $1.6 million decrease in unrealized appreciation net of tax in the investment portfolio, offset by net income.

Effects of inflation and interest rate changes

      The primary effect of inflation on NCRIC is in estimating reserves for unpaid losses and LAE for medical professional liability claims in which there is a long period between reporting and settlement. The rate of inflation for malpractice claim settlements can substantially exceed the general rate of inflation. The actual effect of inflation on NCRIC's results cannot be conclusively known until claims are ultimately settled. Based on actual results to date, NCRIC believes that losses and LAE reserve levels and NCRIC's ratemaking process adequately incorporate the effects of inflation.

      Interest rate changes expose NCRIC to a market risk on its investment portfolio. This market risk is the potential for financial losses due to the decrease in the value or price of an asset resulting from broad movements in prices, such as interest rates. In general, the market value of NCRIC's fixed maturity portfolio increases or decreases in an inverse relationship with fluctuation in interest rates. In addition, NCRIC's net investment income increases or decreases in a direct relationship with interest rate changes on monies re-invested from maturing securities and investments of positive cash flow from operating activities.

Year 2000 issues

      Many hardware computer and software computer programs were designed to accommodate only two-digit fields to represent a given year; for example, "98" represents 1998. The computer hardware and software automatically understands the two-digit indicator to be associated with the twentieth century and assigns the first two digits as "19." This design results in the inability of these computer systems to recognize post-twentieth century dates and to properly accept, process or display information related to the next century. If not corrected, this could result in system or electronic equipment failures, or miscalculations causing disruption of NCRIC's business operations.

      NCRIC's overall compliance initiatives have included the assignment of a task force to provide an assessment of NCRIC's exposure to the Year 2000 issues. The comprehensive program to address each aspect of the Year 2000 issues has included an assessment of all critical business systems; remediation or upgrading of critical systems; implementation of modified and updated systems; testing of both modified and updated systems as well as integrated systems testing; and contingency planning. The study has included an evaluation of both NCRIC's internal hardware and software systems, as well as exposure from service providers, brokers and other external business partners.

      NCRIC has completed an assessment of all its critical internal hardware and software systems. Internal computer hardware has been determined to be Year 2000 compliant based on manufacturers' representations. Software systems that are not Year 2000 compliant are in the process of being upgraded through updates supplied by vendors; being replaced by new systems; or being brought into compliance through the remediation efforts of outside vendors under NCRIC's direction. Specifically, NCRIC's computer systems and application software that relate to policy administration, billing and claims and office automation are Year 2000 compliant.

      For those systems which are in compliance, NCRIC has successfully completed stand-alone testing. During 1999, NCRIC will complete testing of those systems which are in the process of being modified. In addition, while most of NCRIC's computer hardware, software, telecommunications and desktop applications operate as stand-alone systems, there is some level of interdependency among the systems. NCRIC intends to complete full-scope integrated systems testing during 1999. NCRIC has begun to contact its outside vendors and critical business partners concerning their Year 2000 compliance efforts. This process will be completed in 1999.

      NCRIC estimates that it has incurred internal and external costs associated with the Year 2000 effort of approximately $3,200 for the three months ended March 31, 1999 and $15,000 and $36,000 for the years ended December 31, 1998 and 1997. NCRIC anticipates incurring internal and external costs of approximately $5,000 during the remainder of 1999.

      Although there can be no assurance, NCRIC believes that its internal operations will be sufficiently compliant that the Year 2000 issues should not cause a material disruption in its business. Despite these efforts, there can be no guarantee that the systems of other companies on which NCRIC relies will be Year 2000 compliant. Any failure associated with this non-compliance could have a material effect on NCRIC. While NCRIC believes that the Year 2000 issues will not cause an adverse effect on its ability to conduct its operations, it has begun to explore various contingency plans in order to complete the most critical aspects of its business operations in the event of any failures in the remediation efforts.

                          PART II   OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)  Exhibits
     3.1* ......... Articles of incorporation of NCRIC Group
     3.2* ......... Bylaws of NCRIC Group
     10.1* ........ Lease
     10.2* ........ Amendment to Lease
     10.3* ........ Stock Option Plan
     10.4* ........ Employee Stock Ownership Plan
     10.5* ........ Stock Award Plan
     10.6* ........ Employment Agreement between National Capital
                    Underwriters, Inc. and R. Ray Pate, Jr.
     10.7* ........ Amendment to Employment Agreement between
                    NCRIC, Inc. and R. Ray Pate, Jr.
     10.8* ........ Employment Agreement between National Capital
                    Underwriters, Inc. and Stephen S. Fargis
     10.9*          Employment Agreement between NCRIC, Inc.
                    and Rebecca B. Crunk
     10.10* ....... Employment Agreement between NCRIC MSO, Inc.
                    and L.E. Shepherd, Jr.
     10.11* ....... Employment Agreement between NCRIC MSO, Inc.
                    and William A. Hunter, Jr.
     10.12* ....... Employment Agreement between NCRIC MSO, Inc.
                    and Barry S. Pillow
     10.13* ....... Administrative Services Agreement
     10.14* ....... Tax Sharing Agreement
     10.15* ....... Operating Agreement among NCRIC Group,
                    NCRIC MSO, Inc., HealthCare Consulting, HCI Ventures, L.E. Shepherd, Jr., William A. Hunter and Barry S. Pillow
     27 ........... Financial Data Schedule

----------------
* Incorporated by reference to the NCRIC Group, Inc. Registration Statement on Form SB-2, File No. 333-69537

(b)  Reports on Form 8-K
     NCRIC Group, Inc. did not file any reports on Form 8-K during the quarter ended March 31, 1999.

                                  SIGNATURES

      In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NCRIC Group, Inc.

       June 11, 1999                             R. Ray Pate, Jr.
   --------------------         ------------------------------------------------
                                       R. Ray Pate, Jr., President & CEO

       June 11, 1999                              Rebecca B. Crunk
   --------------------         ------------------------------------------------
                                    Rebecca B. Crunk, Sr. Vice President & CFO