Form 10QSB
period 1999-06-30
NCRIC GROUP INC
filed 1999-08-12
CIK 1075343

                    U.S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 1999

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ______________________ to
______________________
Commission File Number: 333-69537

                              NCRIC Group, Inc.
--------------------------------------------------------------------------------
       (Exact name of small business issuer as specified in its charter)

   District of Columbia                                    52-2134774
----------------------------------               -------------------------------
  (State or other jurisdiction of                        (IRS Employer
  incorporation or organization)                        Identification No.)

 1115 30th Street, NW, Washington, D.C.                       20007
--------------------------------------------------------------------------------
  (Address of principal executive offices)                 (Zip Code)

                                 202-969-1866
                           ------------------------
               (Issuer's telephone number, including area code)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.      Yes  X    No

     State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

     As of August 6, 1999, there were 3,520,857 shares of NCRIC Group, Inc. common stock outstanding.

Table of Contents

Part I - Financial Information
   Item 1. Condensed Consolidated Financial Statements (unaudited)
           NCRIC Group, Inc. and Subsidiaries:
             Condensed Consolidated Balance Sheets......................................................      3
             Condensed Consolidated Statements of Operations............................................      4
             Condensed Consolidated Statements of Comprehensive Income..................................      5
             Condensed Consolidated Statements of Cash Flows............................................      6
             Notes to Condensed Consolidated Financial Statements.......................................      7

   Item 2. Management's Discussion and Analysis.........................................................     11

Part II - Other Information

   Item 6. Exhibits and Reports on Form 8-K.............................................................     23

Signatures..............................................................................................     24

                         PART I FINANCIAL INFORMATION

Item 1. Financial Statements

NCRIC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS (IN THOUSANDS, EXCEPT FOR SHARE DATA)
-----------------------------------------------------------------------------

                                                                      June 30, 1999        December 31, 1998
                                                                        (unaudited)
ASSETS
INVESTMENTS:
  Securities available for sale, at fair value:
    Bonds and U.S.Treasury Notes                                  $          93,311          $       91,135
    Preferred stocks                                                          4,786                   5,213
                                                                  -----------------          --------------

            Total securities available for sale                              98,097                  96,348

  Investments in management service organizations                                18                     -
                                                                  -----------------          --------------

           Total investments                                                 98,115                  96,348

OTHER ASSETS:
  Cash and cash equivalents                                                   3,287                   6,083
  Reinsurance recoverable                                                    26,840                  24,944
  Goodwill                                                                    5,032                     -
  Deferred federal income taxes                                               4,149                   2,742
  Other assets                                                                7,801                   4,209
                                                                  -----------------          --------------

TOTAL ASSETS                                                      $         145,224          $      134,326
                                                                  =================          ==============
LIABILITIES AND STOCKHOLDER'S EQUITY

LIABILITIES:
  Losses and loss adjustment expenses:
     Losses                                                       $          60,875          $       60,127
     Loss adjustment expenses                                                28,241                  27,573
                                                                  -----------------          --------------

            Total losses and loss adjustment expenses                        89,116                  87,700

  Other liabilities:
     Retrospective premiums accrued under
       reinsurance treaties                                                   8,866                   6,492
     Unearned premiums                                                        9,930                   3,348
     Bank debt                                                                2,200                     -
     Other liabilities                                                        6,225                   5,775
                                                                  -----------------          --------------

TOTAL LIABILITIES                                                           116,337                 103,315
                                                                  -----------------          --------------
STOCKHOLDER'S EQUITY:
     Common stock $0.01 par value - 10,000,000 shares
       authorized; 1,000 shares issued and outstanding                          -                       -
     Additional paid in capital                                                 798                     798
     Accumulated other comprehensive income                                    (988)                  2,016
     Retained earnings                                                       29,077                  28,197
                                                                  -----------------          --------------

TOTAL STOCKHOLDER'S EQUITY                                                   28,877                  31,011
                                                                  -----------------          --------------

TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                        $         145,224          $      134,326
                                                                  =================          ==============

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS - UNAUDITED (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                       Three Months Ended June 30,       Six Months Ended June 30,

                                                          1999          1998                1999           1998
REVENUES:
  Premium income:
    Premiums written                                   $ 1,927        $   823            $  16,854     $ 17,629
    Premiums ceded                                        (729)           560               (1,832)        (298)
    Change in unearned premiums                          2,121          3,076               (7,751)      (9,896)
    Renewal credit dividends to policyholders             (349)          (441)                (696)        (871)
                                                       -------        -------            ---------     --------

             Net premiums earned                         2,970          4,018                6,575        6,564

  Net investment income                                  1,496          1,561                2,914        3,087
  Net realized investment (losses) gains                  (199)           (22)                (147)           6
  Practice management and related income                 1,090              -                2,333            -
  Other income                                              80            161                  171          313
                                                       -------        -------            ---------     --------

             Total revenues                              5,437          5,718               11,846        9,970
                                                       -------        -------            ---------     --------
EXPENSES:
  Losses and loss adjustment expenses                    2,525          4,920                6,089        8,059
  Underwriting expenses                                    654          1,286                1,581        2,319
  Practice management and related expenses               1,173            128                2,289          162
  Other                                                    294            172                  767          431
                                                       -------        -------            ---------     --------

             Total expenses                              4,646          6,506               10,726       10,971
                                                       -------        -------            ---------     --------

INCOME (LOSS) BEFORE INCOME TAXES                          791           (788)               1,120       (1,001)

INCOME TAX PROVISION (BENEFIT)                             210           (414)                 240         (554)
                                                       -------        -------            ---------     --------

NET INCOME (LOSS)                                      $   581        $  (374)           $     880     $   (447)
                                                       =======        =======            =========     ========

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME - UNAUDITED
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                       Three Months Ended June 30,       Six Months Ended June 30,

                                                           1999           1998                1999          1998
NET INCOME (LOSS)                                      $    581         $  (374)          $    880       $  (447)

OTHER COMPREHENSIVE INCOME:
  Unrealized holding gains (losses) on
    investments during the period                        (2,329)            817             (4,700)          732
  Taxes associated with unrealized
    holding gains (losses)                                  792            (277)             1,598          (247)
  Less: reclassification adjustment for gains
    (losses) included in net income (loss)                  199              22                147            (6)
  Taxes associated with reclassification
    adjustment                                              (67)             (8)               (49)            2
                                                       --------         -------           --------       -------

OTHER COMPREHENSIVE (LOSS) INCOME                        (1,405)            554             (3,004)          481
                                                       --------         -------           --------       -------

COMPREHENSIVE (LOSS) INCOME                            $   (824)        $   180           $ (2,124)      $    34
                                                       ========         =======           ========       =======

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS - UNAUDITED (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                            Three Months Ended June 30,    Six Months Ended June 30,

                                                                   1999         1998             1999         1998
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income (loss)                                          $      581   $    (374)         $    880     $   (447)
  Adjustments to reconcile net income
    to net cash flows from operating activities:
       Net realized investment gains (losses)                       199          22               147           (6)
       Amortization and depreciation                                134          63               253          111
  Deferred federal income taxes (benefit)                            83        (510)              (87)        (676)
  Changes in assets and liabilities:
    Reinsurance recoverable                                      (1,063)     (3,235)           (1,896)      (6,163)
    Other assets                                                   (835)      2,253            (3,041)        (175)
    Losses and loss adjustment expenses                          (1,590)      4,687             1,416        8,556
    Retrospective premiums accrued
       under reinsurance treaties                                 1,253         195             2,374         (187)
    Unearned premiums                                            (2,153)      2,795             6,582        8,835
    Other liabilities                                                50         673               174         (203)
                                                             ----------   ---------          --------     --------

            Net cash flows from operating activities             (3,341)        979             6,802        9,645
                                                             ----------   ---------          --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchases of investments                                      (25,934)    (18,026)          (38,647)     (42,947)
  Sales, maturitites and redemptions of investments              24,108      18,204            32,184       37,564
  Investment in purchased business                                    -           -            (5,238)           -
  Purchases of property and equipment                               (60)       (147)              (97)        (571)
                                                             ----------   ---------          --------     --------

            Net cash flows from investing activities             (1,886)         31           (11,798)      (5,954)
                                                             ----------   ---------          --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Proceeds from long-term debt                                        -           -             2,200            -
                                                             ----------   ---------          --------     --------

NET CHANGE IN CASH AND CASH
  EQUIVALENTS                                                    (5,227)      1,010            (2,796)       3,691
                                                             ----------   ---------          --------     --------

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                                             8,514       6,746             6,083        4,065
                                                             ----------   ---------          --------     --------

CASH AND CASH EQUIVALENTS,
  END OF PERIOD                                              $    3,287   $   7,756          $  3,287     $  7,756
                                                             ==========   =========          ========     ========

SUPPLEMENTARY INFORMATION:
  Interest paid                                              $       47   $       -          $     92     $      -
                                                             ==========   =========          ========     ========

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

     Operating results for the six-month period ended June 30,1999 are not necessarily indicative of the results that may be expected for the year ending December 31,1999. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of NCRIC Group, Inc. (NCRIC Group) for the year ended December 31, 1998, which were filed with the Securities and Exchange Commission on Form SB-2.

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

     The following pro forma information presents the results of operations for the six months ended June 30, 1998 as though the acquisition had occurred at January 1, 1998 (in thousands):

                                         NCRIC     Acquired     Pro forma
                                         Group     Companies     Combined
                                         -----     ---------     --------
               Revenue................   $9,970       $2,443      $12,413
               Net income (loss)......     (447)         357          (90)

3.   Initial Public Offering

     The Form SB-2 Registration Statement for NCRIC Group common stock was declared effective by the Securities and Exchange Commission on May 10, 1999. Sales of the stock concluded on July 19, 1999 for a total offering of 1,480,000 shares with estimated net proceeds of $8.5 million. Since the offering of securities had not yet closed, the shares outstanding at June 30, 1999 were wholly-owned by NCRIC Holdings, Inc., the immediate parent of NCRIC Group.

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

     Selected financial data is presented below for each business segment for the three-month and six-month periods ended June 30, 1999 and 1998 (in thousands):

                                                             For the                     At or For the
                                                   Three Months Ended June 30,     Six Months Ended June 30,
                                                   ---------------------------     -------------------------
                                                       1999           1998            1999           1998
                                                   -----------     -----------     -----------    ----------
INSURANCE:
 Revenues from external customers                    $  3,050       $  4,168        $   6,746      $  6,866
 Net investment income                                  1,599          1,561            3,014         3,087
 Net realized investment
     gains (losses)                                      (199)           (22)            (147)            6
 Depreciation and amortization                             49             61               84           101
 Segment profit (loss) before taxes                     1,151           (600)           1,758          (730)
 Expenditures for segment assets                           29            100               50           524
 Segment assets                                                                       142,674       138,905
 Segment liabilities                                                                  113,176       111,315

                                                          For the                     At or For the
                                                Three Months Ended June 30,      Six Months Ended June 30,
                                                ---------------------------      -------------------------
                                                  1999             1998            1999            1998
                                                --------         --------        ---------     -----------
Practice Management
and Financial Services:
 Revenues from external customers               $  1,092         $     11        $   2,335     $      11
 Net investment income                                18                -               21             -
 Net realized investment gains                         -                -                -             -
 Depreciation and amortization                        85                2              169            10
 Segment loss before taxes                          (200)            (188)            (311)         (271)
 Expenditures for segment assets                      31               47               47            47
 Segment assets                                                                      6,508            39
 Segment liabilities                                                                   991           166

Total:
 Revenues from external customers               $  4,142         $  4,179        $   9,081     $   6,877
 Net investment income                             1,557            1,561            3,035         3,087
 Net realized investment gains (losses)             (199)             (22)            (147)            6
 Depreciation and amortization                       134               63              253           111
 Segment profit (loss) before taxes                  951             (788)           1,447        (1,001)
 Expenditures for segment assets                      60              147               97           571
 Segment assets                                                                    149,182       138,944
 Segment liabilities                                                               114,167       111,481

   The following are reconciliations of reportable segment assets, liabilities and profit to NCRIC Group's consolidated totals (in thousands):

                                                                         June 30,
                                                                       ------------
                                                                1999                1998
                                                             ----------         -----------
Assets:
 Total assets for reportable segments                        $  149,182         $   138,944
 Elimination of intersegment receivables                           (631)               (125)
 Elimination of affiliate receivables                            (4,933)                  -
 Other unallocated amounts                                        1,606                   -
                                                             ----------         -----------
 Consolidated total                                          $  145,224         $   138,819
                                                             ==========         ===========
Liabilities:
 Total liabilities for reportable segments                   $  114,167         $   111,481
 Elimination of intersegment payables                              (631)               (125)
 Other liabilities                                                2,801                   -
                                                             ----------         -----------
 Consolidated total                                          $  116,337         $   111,356
                                                             ==========         ===========

                                                Three Months Ended June 30,      Six Months Ended June 30,
                                                ---------------------------      -------------------------
                                                  1999             1998            1999            1998
                                                --------         --------        ---------     -----------
Profit (loss) before taxes:
 Total profit (loss) for
 reportable segments                             $  951           $ (788)         $ 1,447      $   (1,001)
 Other expenses                                     (99)               -             (206)              -
 Elimination of intersegment
 interest income                                    (61)               -             (121)              -
                                                --------         --------        ---------     -----------
 Consolidated total                              $  791           $ (788)         $ 1,120      $   (1,001)
                                                ========         ========        =========     ===========

5.  Subsequent Event

    On July 29, 1999 the stock offering described in Note 3 closed and the loan from Sequoia Bank, described in Note 2, was repaid in full.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The following analysis of the consolidated results of operations and financial condition of NCRIC Group should be read in conjunction with the consolidated financial statements and related notes included in Form 10-QSB. References to "NCRIC" mean NCRIC Group and its subsidiaries, including their predecessors.

                                    General

     The financial statements have been prepared in accordance with generally accepted accounting principles, GAAP, unless otherwise noted. GAAP differs from statutory accounting practices used by regulatory authorities in their oversight responsibilities of insurance companies.

     On January 4, 1999 NCRIC Group acquired all the outstanding shares of HealthCare Consulting, Inc., the interests of HCI Ventures, LLC and the assets of Employee Benefits Services, Inc. The acquisition was recorded as a purchase. The results of operations for the six months ended June 30, 1999 include the results of the acquired businesses for that period.

          Consolidated net income and comprehensive income results -
 Three months ended June 30, 1999 compared to three months ended June 30, 1998 and six months ended June 30, 1999 compared to six months ended June 30, 1998

Three months ended June 30, 1999 compared to three months ended June 30, 1998

     Net income increased to $581,000 for the three months ended June 30, 1999, up $955,000 from a loss of $374,000 for the three months ended June 30, 1998. The primary contributors to the increased earnings were an improvement in net underwriting results partially offset by legal fees incurred for litigation brought by the NCRIC Physicians Organization, continuing start-up costs for the NCRIC MSO District of Columbia operations and interest expense on acquisition debt.

     Comprehensive income was a loss of $824,000 for the three months ended June 30, 1999 compared to a gain of $180,000 for the three months ended June 30, 1998. The decrease in comprehensive income results from the decline in unrealized investment gains, net of deferred income taxes.

Six months ended June 30, 1999 compared to six months ended June 30, 1998

     Net income increased to $880,000 for the six months ended June 30, 1999, up $1.3 million from a loss of $447,000 for the six months ended June 30, 1998. The primary contributors to the increased earnings were an improvement in net underwriting results and earnings from the recently acquired businesses, partially offset by continuing start-up costs for the NCRIC MSO District of Columbia operations, interest expense on acquisition debt and legal fees incurred for litigation brought by the NCRIC Physicians Organization. This litigation was settled in August with terms including a guarantee of a minimum payment to the NCRIC Physicians Organization of $6,000 per month for 60 months.

     Comprehensive income was a loss of $2.1 million for the six months ended June 30, 1999 compared to a gain of $34,000 for the six months ended June 30, 1998. The decrease in comprehensive income results from the decline in unrealized investment gains, net of deferred income taxes.

                              Net Premiums Earned

Following is a summary of NCRIC's net premiums earned:

                                        Three Months Ended June 30,   Six Months Ended June 30,
                                        ---------------------------   -------------------------
                                          1999           1998           1999           1998
                                          ----           ----           ----           ----
                                             (in thousands)                (in thousands)
Gross premiums written.............     $   1,927       $   823       $  16,854       $ 17,629
Change in unearned
     premiums......................         2,121         3,076          (7,751)        (9,896)
                                        ---------       -------       ---------       --------
Gross premiums earned
     before renewal credits........         4,048         3,899           9,103          7,733
Reinsurance premiums ceded.........          (729)          560          (1,832)          (298)
                                        ---------       -------       ---------       --------
Net premiums earned before
     renewal credits...............         3,319         4,459           7,271          7,435
Renewal credits....................          (349)         (441)           (696)          (871)
                                        ---------       -------       ---------       --------
Net premiums earned................     $   2,970       $ 4,018       $   6,575       $  6,564
                                        =========       =======       =========       ========

Three months ended June 30, 1999 compared to three months ended June 30, 1998

     Gross premiums written increased by $1.1 million to $1.9 million for the three months ended June 30, 1999 from $0.8 million for the three months ended June 30, 1998. The increase in gross premiums written includes approximately $590,000 resulting from the staggering of policy renewal dates plus approximately $450,000 for new business written. The gross premiums written include premiums for experience-rated programs of $191,000 for the three months ended June 30, 1999 and $137,000 for the three months ended June 30, 1998.

     The change in unearned premiums for the period decreased by $1.0 million to $2.1 million from $3.1 million. This decrease resulted from a $1.6 million change in the unearned portion of the policy premium due to the staggering of renewal dates and new business written, offset by a $680,000 decrease in retrospectively determined policyholder refunds for 1999 due to higher loss experience in the experience-rated programs.

     Gross premiums earned before renewal credits increased $150,000, or 4%, to $4.0 million for the three months ended June 30, 1999 from $3.9 million for the three months ended June 30, 1998. The increase was primarily due to additional premiums earned under experience-rated programs.

     Reinsurance premiums ceded increased by $1.3 million to $0.7 million for the three months ended June 30, 1999 from $(0.6) million for the three months ended June 30, 1998. The increase was primarily attributable to reinsurance premiums related to prior years under the swing rated treaty which were reduced by $542,000 in the three months ended June 30, 1999 and $2.4 million in the three months ended June 30, 1998 due to favorable loss development of reinsured losses compared to prior estimates by NCRIC and partially offset by reduced current year reinsurance expense.

     Renewal credits decreased $92,000 to $349,000 for the three months ended June 30, 1999 from $441,000 for the three months ended June 30, 1998 reflecting a decrease in the credit rate on eligible policies to 10% from 12.5%.

     Net premiums earned before renewal credits decreased by $1.1 million to $3.3 million for the three months ended June 30, 1999 from $4.4 million for the three months ended June 30, 1998. Net premiums earned after renewal credits decreased similarly by $1.0 million to $3.0 million for the three months ended June 30, 1999 from $4.0 million for the three months ended June 30, 1998. The decreases primarily reflect the lower reinsurance ceded favorable prior year development in the second quarter of 1999 compared to the second quarter of 1998.

Six months ended June 30, 1999 compared to six months ended June 30, 1998

     Gross premiums written decreased by $775,000 to $16.9 million for the six months ended June 30, 1999 from $17.6 million for the six months ended June 30, 1998. Starting in the fourth quarter of 1997 and continuing into 1999, NCRIC began to stagger policy renewal dates. Premiums written increased $200,000 for the six months ended June 30, 1999 and increased $1.2 million for the six months ended June 30, 1998 due to the staggering of premium writing dates. There is a one-time effect when the policy renewal is staggered which increases premiums written in the period of the new renewal date and reduces premiums written in the subsequent period corresponding to the original renewal date; premiums written will, all else being equal, return to the previous level in the subsequent calendar year. While the staggering of the renewal dates affects premiums written, earned premiums are not affected. The gross premiums written include premiums for experience-rated programs of $628,000 for the six months ended June 30, 1999 and $708,000 for the six months ended June 30, 1998.

     Gross premiums written adjusted for the staggering of renewal dates and experience-rated premiums increased $300,000, to $16.0 million for the six months ended June 30, 1999 from $15.7 million for the six months ended June 30, 1998. The increase results from net new business written. The number of policyholders increased to 1,372 at June 30, 1999, up from 1,272 at June 30, 1998, offset by a change in the mix of business in new policies written.

     The change in unearned premiums for the period decreased by $2.1 million to $7.8 million for the six months ended June 30, 1999 from $9.9 million for the six months ended June 30, 1998. This decrease resulted from a $0.8 million change due the staggering of renewal dates as well as a $1.3 million decrease in retrospectively determined policyholder refunds for 1999 due to higher loss experience in the experience-rated programs.

     Gross premiums earned before renewal credits increased $1.4 million, or 18%, to $9.1 million for the six months ended June 30, 1999 from $7.7 million for the six months ended June 30, 1998. The increase was primarily due to the $1.3 million of additional premiums earned under experience-rated programs.

     Reinsurance premiums ceded increased by $1.5 million to $1.8 million for the six months ended June 30, 1999 from $298,000 for the six months ended June 30, 1998. The increase was the result of a decrease in the credit from prior year premiums under the swing rated reinsurance treaty due to favorable loss experience.

     Reinsurance premiums related to prior years under the swing rated treaty were reduced by $1.0 million in the six months ended June 30, 1999 and $2.6 million in the six months ended June 30, 1998 due to favorable loss development of reinsured losses compared to prior estimates by NCRIC. The 1999 change is primarily reflective of the favorable loss development for the 1994 through 1996 loss years. The 1998 change is primarily reflective of the favorable loss development for the 1993 through 1995 loss years.

     Renewal credits decreased $175,000 to $696,000 for the six months ended June 30, 1999 from $871,000 for the six months ended June 30, 1998 reflecting a decrease in the credit rate on eligible policies to 10% from 12.5%.

     Net premiums earned before renewal credits decreased by $164,000 to $7.3 million for the six months ended June 30, 1999 from $7.4 million for the six months ended June 30, 1998 reflecting the decrease in reinsurance premiums related to prior years development. Net premiums earned after renewal credits totaled $6.6 million for both six-month periods.

                             Net investment income

Three months ended June 30, 1999 compared to three months ended June 30, 1998

     Net investment income decreased by $65,000 for the three months ended June 30, 1999 compared to the second quarter of the prior year due to a decline in yields which was only partially offset by an increase in invested funds and a decrease in investment expenses. The average effective yield was approximately 5.68% for the three months ended June 30, 1999 and 5.80% for the three months ended June 30, 1998. The tax equivalent yield was approximately 6.15% for the second quarter of 1999 and 6.51% for the second quarter of 1998. The decrease in investment yields reflects the market decrease in interest rates in 1999 compared to 1998.

Six months ended June 30, 1999 compared to six months ended June 30, 1998

     Net investment income decreased by $173,000 for the six months ended June 30, 1999 compared to the first six months of the prior year due to a decline in yields which was only partially offset by an increase in invested funds and a decrease in investment expenses. Average invested assets, which includes cash equivalents, were maintained at essentially the same level in both periods. Maturing investments were primarily invested in corporate bonds and asset-backed securities. $2.9 million of funds were used in the January 4, 1999 acquisition of the businesses of HealthCare Consulting, HCI Ventures and Employee Benefit Services. The average effective yield was approximately 5.54% for the six months ended June 30, 1999 and 5.86% for the six months ended June 30, 1998. The tax equivalent yield was approximately 6.07% for the six months ended June 30, 1999 and 6.54% for the six months ended June 30, 1998. The decrease in investment yields is reflective of the market decrease in interest rates in 1999 compared to 1998.

                    Practice management and related revenue

     Practice management and related revenue of $1.1 million for the three months ended June 30, 1999 and $2.3 million for the six months ended June 30, 1999 consisted of fees generated by NCRIC MSO through the businesses acquired on January 4, 1999, HealthCare Consulting and Employee Benefits Services. The second quarter revenue compared to first quarter revenue reflects a pattern of seasonality in this business.

                    Net realized investment gains (losses)

     Net realized investment losses were $199,000 for the three months ended June 30, 1999 compared to $22,000 for the three months ended June 30, 1998. For the six months ended June 30, 1999 net realized losses were $147,000 compared to net realized gains of $6,000 for the six months ended June 30, 1998. Realized losses in 1999 were primarily from the sale of mortgaged-backed securities. 1998 realized gains and losses were primarily from the sale of corporate bonds.

         Loss and loss adjustment expenses and combined ratio results

The expense for incurred losses and LAE net of reinsurance is summarized as follows:

                                             Three Months Ended June 30,   Six Months Ended June 30,
                                             ---------------------------   -------------------------
                                               1999         1998             1999          1998
                                               ----         ----             ----          ----
                                                  (in thousands)                (in thousands)
Incurred loss and LAE related to:
     Current year - losses...............       $  6,286    $  6,056        $ 10,736       $  9,495
     Prior years - development...........         (3,761)     (1,136)         (4,647)        (1,436)
                                                --------    --------        --------       --------
Total incurred for the year..............       $  2,525    $  4,920        $  6,089       $  8,059
                                                ========    ========        ========       ========

     Following is a summary of the ratios of losses and underwriting expenses compared to net premiums:

                                                   Six Months Ended June 30,
                                                  ---------------------------
                                                    1999               1998
                                                  -------            --------
GAAP Underwriting ratios:
     Loss and LAE ratio                              92.6%            122.8%
     Underwriting expense ratio                      24.1%             35.3%
     Combined ratio after renewal credits           116.7%            158.1%
     Combined ratio before renewal credits          105.5%            139.6%

Statutory data:
     Loss and LAE ratio                              83.7%            108.4%
     Underwriting expense ratio                      10.5%             13.4%

     Combined ratio                                  94.2%            121.8%

Three months ended June 30, 1999 compared to three months ended June 30, 1998

     Total incurred loss and LAE expense of $2.5 million for the second quarter of 1999 is down $2.4 million from the $4.9 million incurred for the second quarter of 1999.

     Current year losses in the three months ended June 30, 1999 totaled $6.3 million, up $0.2 million compared to the three months ended June 30, 1998. The number of claims reported in the second quarter of 1999 were lower than in the second quarter of 1998, with a somewhat higher average expense per claim. NCRIC experienced favorable development on estimated losses for prior years' claims in the second quarter of both years. The favorable loss development related to prior years claims was $3.8 million in the second quarter of 1999, and $1.1 million in the second quarter of 1998. Prior year development results from the re-estimation and settlement of individual losses not covered by reinsurance, which are generally losses under $500,000.

Six months ended June 30, 1999 compared to six months ended June 30, 1998

     Total incurred loss and LAE for the first six months of 1999 of $6.1 million is down $2.0 million from $8.1 million for the first six months of 1998.

     Current year losses in the six months ended June 30, 1999 totaled $10.7 million, up $1.2 million from $9.5 million for the six months ended June 30, 1998. More new claims were reported in the first six months of 1999 than in the first six months of 1998 but remained less than the level reported for the first six months of 1997. NCRIC experienced favorable development on estimated losses for prior years in the first six months of both years. The favorable loss development related to prior years claims was $4.6 million in the first half of 1999 and $1.4 million in the first half of 1998.

     The GAAP combined ratio before renewal credits decreased to 105.5% for the six months ended June 30, 1999 from 139.6% for the six months ended June 30, 1998. The increased favorable loss development related to prior years claims resulted in the improvement in the loss and LAE ratio. A reduction in underwriting expenses resulted in the improvement in the underwriting expense ratio.

     The GAAP combined ratio after renewal credits for the six months ended June 30, 1999 of 116.7% improved from the combined ratio for the six months ended June 30, 1998 of 158.1% due to a decrease in the renewal credit rate as well as the favorable loss development already described.

                             Underwriting expenses

Three months ended June 30, 1999 compared to three months ended June 30, 1998

     Underwriting expenses decreased $632,000 to $654,000 for the three months ended June 30, 1999 from $1.3 million for the three months ended June 30, 1998. The decrease in expense was due primarily to additional allocation of expense to LAE and lower directors fees as a result of the reorganization.

Six months ended June 30, 1999 compared to six months ended June 30, 1998

     Underwriting expenses decreased $738,000 to $1.6 million for the six months ended June 30, 1999 from $2.3 million for the six months ended June 30, 1998. The decrease in expense was due primarily to a decrease of $91,000 in premium taxes related to the decrease in gross written premiums and a reduction in the premium tax rate, a decrease of $102,000 in guaranty fund assessments and a decrease of $194,000 in directors fees as a result of the reorganization.

                   Practice management and related expenses

     Practice management and related expenses of $1.2 million for the three months ended June 30, 1999 and $2.3 million for the six months ended June 30, 1999 consisted primarily of expenses, such as salaries, other general office expenses and goodwill amortization related to NCRIC MSO for the operations of the businesses acquired January 4, 1999.

                                Other expenses

     Other expenses include amounts for subsidiary and holding company operations which are not directly related to the issuance of medical professional liability insurance or practice management and related operation, including insurance brokerage, insurance agency and physician services.

Three months ended June 30, 1999 compared to three months ended June 30, 1998

     Other expenses increased $122,000 to $294,000 for the three months ended June 30, 1999 from $172,000 for the three months ended June 30, 1998. The primary components of the increase were legal fees of $109,000 incurred in connection with litigation brought by NCRIC Physicians Organization and interest on acquisition debt of $45,000 offset by a decrease of $40,000 in expenses in connection with the 1998 reorganization.

Six months ended June 30, 1999 compared to six months ended June 30, 1998

     Other expenses increased $336,000 to $767,000 for the six months ended June 30, 1999 from $431,000 for the six months ended June 30, 1998. The primary components of the increase were legal fees of $315,000 incurred in connection with litigation brought by NCRIC Physicians Organization and interest on acquisition debt of $90,000 offset by a decrease of $125,000 in expenses in connection with the 1998 reorganization.

                             Federal income taxes

The effective tax rate for NCRIC is lower than the federal statutory rate principally due to nontaxable investment income.

                          Three Months Ended June 30,  Six Months Ended June 30,
                          ---------------------------  -------------------------
                           1999               1998      1999             1998
                          ------             ------    ------           ------
Federal income tax at
 statutory rates.........     34%               (34)%      34%             (34)%
Tax exempt income........     (8)               (13)      (13)             (19)
Dividends received.......     (3)                (3)       (3)              (4)
Reorganization costs.....      -                  2         -                5
Goodwill amortization....      3                  -         3                -
Other, net...............      1                 (5)        -               (3)
                          ------             ------    ------           ------
Federal income tax at
effective rates..........     27%               (53)%      21%             (55)%
                          ======             ======    ======           ======


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

     On January 4, 1999, Sequoia National Bank approved a loan to NCRIC Group in the amount of $2,200,000 at an annual interest rate of prime + 3/4 of a percentage point to finance the acquisition of HealthCare Consulting, Inc., HCI Ventures, LLC and the assets of Employee Benefits Services, Inc. On July 29, 1999 the loan was repaid from the proceeds of the issuance of common stock.

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

     The payment of dividends to NCRIC Group by NCRIC, Inc. is subject to limitations imposed by the District of Columbia Holding Company System Act of 1993. Under the DC Holding Company Act, NCRIC, Inc. must seek prior approval from the Commissioner of Insurance and Securities to pay any dividend which, combined with other dividends made within the preceding 12 months, exceeds the lesser of (A) 10% of the surplus at the end of the prior year or (B) the prior year's net income excluding realized capital gains. Net income, excluding realized capital gains, for the 2 years preceding the current year is carried forward for purposes of the calculation to the extent not paid in dividends. The law also requires that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to the insurer's outstanding liabilities and adequate to meet its financial needs. The District of Columbia permits the payment of dividends only out of unassigned statutory surplus. Using these criteria, as of June 30, 1999 NCRIC, Inc. would have had available approximately $2.4 million of unassigned statutory surplus available for dividends.

Subsidiaries of NCRIC Group

     Liquidity. The primary sources of NCRIC subsidiaries' liquidity are insurance premiums, net investment income, practice management and financial services fees, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay claims, LAE, operating expenses, reinsurance premiums and taxes, and to purchase investments.

     NCRIC subsidiaries had net cash outflow from operations for the three months ended June 30, 1999 and positive cash flow for the three months ended June 30, 1998. Cash provided by operating activities of NCRIC subsidiaries was $(3.3) million in the three months ended June 30, 1999 and $979,000 in the three months ended June 30, 1998. The $4.3 million of decreased cash flow in 1999 compared to 1998 resulted primarily from lower premiums collected due to the effect of staggering and to a change in the timing of receipt of funds from premium financing, and additional losses and LAE paid. For the six months ended June 30, 1999 and 1998, NCRIC subsidiaries had positive cash flow from operations. Cash provided by operating activities of NCRIC subsidiaries was $6.7 million for the six months ended June 30, 1999 and $9.6 million in the six months ended June 30, 1998. The $2.9 million of decreased cash flow in 1999 compared to 1998 resulted primarily from $2.3 million of lower premiums collected due to the effect of staggering and $819,000 of additional losses and LAE paid. Because of the long-term nature of both the payments of claims and the settlement of swing-rated reinsurance premiums due to the reinsurers, cash from operations for a medical professional liability insurer like NCRIC, Inc. can vary substantially from year to year.

     Financial condition and capital resources. NCRIC subsidiaries invest their cash flow from operations primarily in investment grade, fixed maturity securities. As of June 30, 1999, the carrying value of NCRIC subsidiaries' securities portfolio was $98.1 million, compared to a carrying value of $96.3 million as of December 31, 1998. The portfolios were invested as follows:


                                                         As of         As of
                                                        June 30,    December 31,
                                                          1999         1998
                                                        --------     --------
U.S. Government and agencies...........................    18%          25%
Asset-backed and mortgage-backed securities............    35           28
Tax-exempt securities..................................    22           21
Corporate bonds and preferred stocks...................    25           26

     Over 77% of the portfolio was invested in US Government/agency securities or had a rating of AAA or AA. For regulatory purposes, 97% of the securities portfolio was rated "Class 1" for all periods presented, which is the highest quality rated group as classified by the NAIC.

     NCRIC subsidiaries believe that all of their fixed maturity securities are readily marketable. Investment duration is closely monitored to provide adequate cash flow to meet operational and maturing liability needs. Asset and liability modeling, including sensitivity analyses and cash flow testing, are performed on a regular basis.

     NCRIC subsidiaries have no corporate debt. The $2.5 million line of credit available as of June 30, 1999 is restricted to working capital for claims settlements. The line of credit is unsecured and renewable annually. NCRIC subsidiaries have not drawn down on this facility. As of June 30, 1999, NCRIC subsidiaries have no material commitments for capital expenditures. NCRIC Group and its subsidiaries are required to pay aggregate annual salaries in the amount of $975,000 to six persons under employment agreements.

     The equity of NCRIC subsidiaries was $29.1 million at June 30, 1999 and $31.0 million at December 31, 1998. The $1.9 million decrease for the six months ended June 30, 1999 was due to a $3.0 million decrease in unrealized appreciation net of tax in the investment portfolio, offset by net income.

Effects of inflation and interest rate changes

     The primary effect of inflation on NCRIC is in estimating reserves for unpaid losses and LAE for medical professional liability claims in which there is a long period between reporting and settlement. The rate of inflation for malpractice claim settlements can substantially exceed the general rate of inflation. The actual effect of inflation on NCRIC's results cannot be conclusively known until claims are ultimately settled. Based on actual results to date, NCRIC Group believes that losses and LAE reserve levels and NCRIC Group's ratemaking process adequately incorporate the effects of inflation.

     Interest rate changes expose NCRIC to a market risk on its investment portfolio. This market risk is the potential for financial losses due to the decrease in the value or price of an asset resulting from broad movements in prices, such as interest rates. In general, the market value of NCRIC's fixed maturity portfolio increases or decreases in an inverse relationship with fluctuation in interest rates. In addition, NCRIC's net investment income increases or decreases in a direct relationship with interest rate changes on monies reinvested from maturing securities and investments of positive cash flow from operating activities.

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

     NCRIC's overall readiness initiatives have included the assignment of a task force to provide an assessment of NCRIC's exposure to the Year 2000 issues. The comprehensive program to address each aspect of the Year 2000 issues has included an assessment of all critical business systems; remediation or upgrading of critical systems; implementation of modified and updated systems; testing of both modified and updated systems as well as integrated systems testing; and contingency planning. The study has included an evaluation of both NCRIC's internal hardware and software systems, as well as exposure from service providers, brokers and other external business partners.

     NCRIC has completed an assessment of all its critical internal hardware and software systems. Internal computer hardware has been determined to be Year 2000 ready based on manufacturers' representations. Software systems that are not Year 2000 ready are in the process of being upgraded through updates supplied by vendors; being replaced by new systems; or being brought into readiness through the remediation efforts of outside vendors under NCRIC's direction. Specifically, NCRIC's computer systems and application software that relate to policy administration, billing and claims and office automation are Year 2000 ready.

     For those systems which are ready, NCRIC has successfully completed stand-alone testing. During 1999, NCRIC will complete testing of those systems which are in the process of being modified. In addition, while most of NCRIC's computer hardware, software, telecommunications and desktop applications operate as stand-alone systems, there is some level of interdependency among the systems. NCRIC intends to complete full-scope integrated systems testing during the third quarter 1999. NCRIC has begun to contact its outside vendors and critical business partners concerning their Year 2000 compliance efforts; no problems have been identified to date. This process will be completed in 1999.

     NCRIC estimates that it has incurred internal and external costs associated with the Year 2000 effort of approximately $3,200 for the six months ended June 30, 1999 and $15,000 and $36,000 for the years ended December 31, 1998 and 1997, respectively. NCRIC anticipates incurring internal and external costs of approximately $5,000 during the remainder of 1999.

     Although there can be no assurance, NCRIC believes that its internal operations will be sufficiently ready that the Year 2000 issues should not cause a material disruption in its business. Despite these efforts, there can be no guarantee that the systems of other companies on which NCRIC relies will be Year 2000 ready. Any failure associated with this non-readiness could have a material effect on NCRIC. While NCRIC believes that the Year 2000 issues will not cause an adverse effect on its ability to conduct its operations, it has begun to explore various contingency plans in order to complete the most critical aspects of its business operations in the event of any failures in the remediation efforts. The most likely worst case scenario would be disruption of utility services. Due to the service nature of NCRIC businesses, a disruption of short duration would not be anticipated to have any significant impact.

Forward-Looking Information

     A number of statements made by NCRIC in this document are forward-looking statements which involve known and unknown risks and uncertainties which may cause NCRIC's actual results to be materially different from historical results or from the results expressed or implied by the forward-looking statements. These risks and uncertainties include:

     . general economic conditions including changes in interest rates and the performance of financial markets;

     . NCRIC, Inc.'s concentration in a single line of business primarily in the District of Columbia;

     .    the impact of managed healthcare;

     . uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance;

     .    price competition;

     .    regulatory changes;

     .    ratings assigned by A.M. Best;

     .    the availability of bank financing and reinsurance;

     .    NCRIC, A Mutual Holding Company's structure; and

     .    uncertainties associated with NCRIC Group's acquisition strategy.

Other factors not currently anticipated by management may also materially and adversely affect NCRIC Group's results of operations.

                           PART II OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K

(a)  Exhibits
     3.1*......................... Articles of incorporation of NCRIC Group
     3.2*......................... Bylaws of NCRIC Group
     10.1*........................ Lease
     10.2*........................ Amendment to Lease
     10.3*........................ Stock Option Plan
     10.4*........................ Employee Stock Ownership Plan
     10.5*........................ Stock Award Plan
     10.6*........................ Employment Agreement between National Capital
                                   Underwriters, Inc. and R. Ray Pate, Jr.
     10.7*........................ Amendment to Employment Agreement between
                                   NCRIC, Inc. and R. Ray Pate, Jr.
     10.8*........................ Employment Agreement between National Capital
                                   Underwriters, Inc. and Stephen S. Fargis
     10.9*........................ Employment Agreement between NCRIC, Inc.
                                   and Rebecca B. Crunk
     10.10*....................... Employment Agreement between NCRIC MSO, Inc.
                                   and L.E. Shepherd, Jr.
     10.11*....................... Employment Agreement between NCRIC MSO, Inc.
                                   and William A. Hunter, Jr.
     10.12*....................... Employment Agreement between NCRIC MSO, Inc.
                                   and Barry S. Pillow
     10.13*....................... Administrative Services Agreement
     10.14*....................... Tax Sharing Agreement
     10.15*....................... Operating Agreement among NCRIC Group, NCRIC
                                   MSO, Inc., HealthCare Consulting, HCI
                                   Ventures, L.E. Shepherd, Jr., William A.
                                   Hunter and Barry S. Pillow
     27........................... Financial Data Schedule

_____________
* Incorporated by reference to the NCRIC Group, Inc. Registration Statement on Form SB-2, File No. 333-69537

(b)  Reports on Form 8-K
     NCRIC Group, Inc. did not file any reports on Form 8-K during the quarter ended June 30, 1999.

                                  SIGNATURES

     In accordance with the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NCRIC Group, Inc.


     August 12 , 1999                   /s/ R. Ray Pate, Jr
     ----------------                   -------------------
                                   R. Ray Pate, Jr., President & CEO

     August 12 , 1999                   /s/ Rebecca B. Crunk
     ----------------                   --------------------
                                   Rebecca B. Crunk, Sr. Vice President & CFO