Form 10QSB
period 1999-09-30
NCRIC GROUP INC
filed 1999-11-10
CIK 1075343

                   U. S. Securities and Exchange Commission
                            Washington, D.C. 20549

                                  FORM 10-QSB


(Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934

For the quarterly period ended September 30, 1999

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

For the transition period from __________________to ____________________________

Commission File Number:  0-25505

                               NCRIC Group, Inc.
                               -----------------
       (Exact name of small business issuer as specified in its charter)

      District of Columbia                                  52-2134774
      ---------------------                                 ----------
 (State or other jurisdiction of                          (IRS Employer
  Incorporation or organization)                       Identification No.)

 1115 30/th/ Street, NW, Washington, D.C.                     20007
 ----------------------------------------                     -----
 (Address of principal executive offices)                  (Zip Code)

                                 202-969-1866
                                 ------------
               (Issuer's telephone number, including area code)

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

     As of November 5, 1999, there were 3,520,855 shares of NCRIC Group, Inc. common stock outstanding.

Table of Contents

Part I - Financial Information
         Item 1.   Condensed Consolidated Financial Statements (unaudited)
                   NCRIC Group, Inc. and Subsidiaries:
                     Condensed Consolidated Balance Sheets.................................         3
                     Condensed Consolidated Statements of Operations.......................         4
                     Condensed Consolidated Statements of Comprehensive Income.............         5
                     Condensed Consolidated Statements of Cash Flows.......................         6
                     Notes to Condensed Consolidated Financial Statements..................         7

         Item 2.   Management's Discussion and Analysis....................................        12

Part II - Other Information

         Item 2.     Changes in Securities and Use of Proceeds.............................        24

         Item 6.     Exhibits and Reports on Form 8-K......................................        25

Signatures.................................................................................        26

                                   PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

                                                                  September 30, 1999         December 31, 1998
                                                                     (unaudited)
ASSETS
INVESTMENTS:
   Securities available for sale, at fair value:
       Bonds and U.S. Treasury Notes                              $         93,031           $          91,135
       Preferred stocks                                                      4,658                       5,213
                                                                  ----------------           -----------------
           Total securities available for sale                              97,689                      96,348

OTHER ASSETS:
   Cash and cash equivalents                                                 7,782                       6,083
   Reinsurance recoverable                                                  27,622                      24,944
   Goodwill                                                                  4,993                           -
   Deferred federal income taxes                                             3,051                       2,742
   Other assets                                                              7,114                       4,209
                                                                  ----------------           -----------------
TOTAL ASSETS                                                      $        148,251           $         134,326
                                                                  ================           =================
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
   Losses and loss adjustment expenses:
       Losses                                                     $         61,324           $          60,127
       Loss adjustment expenses                                             27,943                      27,573
                                                                  ----------------           -----------------
           Total losses and loss adjustment expenses                        89,267                      87,700

   Other liabilities:
           Retrospective premiums accrued under
                reinsurance treaties                                         8,229                       6,492
           Unearned premiums                                                 9,664                       3,348
           Other liabilities                                                 5,031                       5,775
                                                                  ----------------           -----------------
TOTAL LIABILITIES                                                          112,191                     103,315
                                                                  ----------------           -----------------

STOCKHOLDERS' EQUITY:
   Common stock $0.01 par value - 10,000,000 shares
      authorized as of September 30, 1999, 3,742,855
      shares issued and outstanding; as of December 31,
      1998, 1,000 shares issued and outstanding                                 37                           -
   Additional paid in capital                                                9,432                         798
   Unallocated common stock held by the ESOP                                (1,036)                          -
   Unallocated common stock held by the stock award plan                      (518)                          -
   Accumulated other comprehensive income (loss)                            (1,707)                      2,016
   Retained earnings                                                        29,852                      28,197
                                                                  ----------------           -----------------
TOTAL STOCKHOLDERS' EQUITY                                                  36,060                      31,011
                                                                  ----------------           -----------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $        148,251           $         134,326
                                                                  ================           =================

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                    Three Months Ended September 30,       Nine Months Ended September 30,
                                                         1999               1998                 1999               1998
REVENUES:
  Premium income:
        Premiums written                            $      3,992          $     1,124      $     20,846        $    18,753
        Premiums ceded                                      (788)               4,022            (2,620)             3,724
        Change in unearned premiums                          722                3,349            (7,029)            (6,547)
        Renewal credit dividends to
        policyholders                                       (512)                (546)           (1,208)            (1,417)
                                                    ------------          -----------       -----------        -----------

             Net premiums earned                           3,414                7,949             9,989             14,513


  Net investment income                                    1,567                1,378             4,481              4,465

  Net realized investment gains (losses)                      45                  122              (102)               128

  Practice management and related income                   1,137                    -             3,470                  -

  Other income                                                90                   10               261                323
                                                    ------------          -----------       -----------        -----------
             Total revenues                                6,253                9,459            18,099             19,429
                                                    ------------          -----------       -----------        -----------

EXPENSES:
  Losses and loss adjustment expenses                      2,981                3,762             9,070             11,821
  Underwriting expenses                                      603                  421             2,184              2,740
  Practice management and related expenses                 1,176                  106             3,465                268
  Other                                                      403                  678             1,170              1,109
                                                    ------------          -----------       -----------        -----------
             Total expenses                                5,163                4,967            15,889             15,938
                                                    ------------          -----------       -----------        -----------

INCOME BEFORE INCOME TAXES                                 1,090                4,492             2,210              3,491

INCOME TAX PROVISION                                         315                1,523               555                969
                                                    ------------          -----------      ------------        -----------
NET INCOME                                          $        775          $     2,969      $      1,655        $     2,522
                                                    ============          ===========      ============        ===========
Net income per common share:

Basic                                               $       0.25                 N/A       $       0.66                N/A
Diluted                                             $       0.25                 N/A       $       0.65                N/A

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
UNAUDITED (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                Three Months Ended September 30,    Nine Months Ended September 30,
                                                                   1999                 1998            1999               1998
NET INCOME                                                      $    775               $  2,969        $  1,655           $  2,522

OTHER COMPREHENSIVE INCOME:
   Unrealized holding gains (losses) on investments during
       the period                                                 (1,044)                 2,232          (5,744)             2,964
   (Tax) benefit associated with unrealized holding
       (gains) losses                                                355                   (761)          1,953             (1,008)
   Less: reclassification adjustment for (gains) losses
       included in net income                                        (45)                  (122)            102               (128)
   (Tax) benefit associated with reclassification adjustment          15                     42             (34)                44
                                                                --------               --------        --------           --------

OTHER COMPREHENSIVE INCOME (LOSS)                                   (719)                 1,391          (3,723)             1,872
                                                                --------               --------        --------           --------

COMPREHENSIVE INCOME (LOSS)                                     $     56               $  4,360        $ (2,068)          $  4,394
                                                                ========               ========        ========           ========

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                             Three Months Ended September 30,       Nine Months Ended September 30,
                                                                1999               1998                1999                1998
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                $      775       $   2,969              $   1,655          $   2,522
   Adjustments to reconcile net income
       to net cash flows from operating activities:
            Net realized investment (gains) loss                    (45)           (122)                   102               (128)
            Amortization and depreciation                           234              57                    487                168
            Deferred federal income taxes                         1,471            (123)                 1,384               (799)
            Changes in assets and liabilities:
                 Reinsurance recoverable                           (782)          2,892                 (2,678)            (3,271)
                 Other assets                                       557             373                 (2,484)               198
                 Losses and loss adjustment expenses                151          (1,362)                 1,567              7,194
                 Retrospective premiums accrued under
                    reinsurance treaties                           (637)         (5,854)                 1,737             (6,041)
                 Unearned premiums                                 (266)         (2,288)                 6,316              6,547
                 Other liabilities                                 (803)          2,206                   (629)             2,003
                                                             ----------       ---------              ---------          ---------
                 Net cash flows from operating activities           655          (1,252)                 7,457              8,393
                                                             ----------       ---------              ---------          ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments                                     (29,149)        (10,854)               (67,796)           (53,801)
   Sales, maturities and redemptions of investments              28,510           9,676                 60,694             47,240
   Investment in purchased business                                   -               -                 (5,238)                 -
   Purchases of property and equipment                             (138)           (167)                  (235)              (738)
                                                             ----------       ---------              ---------          ---------

                 Net cash flows from investing activities          (777)         (1,345)               (12,575)            (7,299)
                                                             ----------       ---------              ---------          ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from the issuance of common stock                 6,817               -                  6,817                  -
   Proceeds from debt                                                 -               -                  2,200                  -
   Repayment of debt                                             (2,200)              -                 (2,200)                 -
                                                             ----------       ---------              ---------          ---------

                 Net cash flows from financing activities         4,617               -                  6,817                  -
                                                             ----------       ---------              ---------          ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                           4,495          (2,597)                 1,699              1,094
                                                             ----------       ---------              ---------          ---------

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                            3,287           7,756                  6,083              4,065
                                                             ----------       ---------              ---------          ---------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                             $    7,782       $   5,159              $   7,782          $   5,159
                                                             ==========       =========              =========          =========

SUPPLEMENTARY INFORMATION:
   Interest paid                                             $       28       $       -              $     120          $       -
                                                             ==========       =========              =========          =========

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

     Operating results for the nine-month period ended September 30, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999. These consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of NCRIC Group, Inc. (NCRIC Group) for the year ended December 31, 1998, which were filed with the Securities and Exchange Commission on Form SB-2.

2.   Acquisition

     On January 4, 1999, NCRIC Group acquired all of the outstanding shares of HealthCare Consulting, Inc., all of the outstanding interests of HCI Ventures, LLC, and all the assets of Employee Benefits Services, Inc. for $5.1 million in cash and mandatorily convertible notes in the aggregate principal amount of $300,000. The notes were converted to 42,855 shares of common stock upon completion of the initial public offering described in
     Note 3. Under terms of the purchase agreement, an additional $3.1 million could be paid in cash if the acquired companies achieve earnings targets in 2000, 2001 and 2002. These companies provide practice management, employee benefit services and financial services to physicians throughout the Mid-Atlantic region.

     The acquisition has been accounted for using the purchase method. Goodwill is amortized over 20 years on a straight-line basis. The contingent payment would be an addition to goodwill and would be amortized over 20 years.

     In connection with the acquisition, NCRIC Group borrowed $2.2 million from Sequoia National Bank to finance a portion of the purchase price. The loan was repaid in full on July 29, 1999 from proceeds of the stock offering. The term of the loan was 7.5 years and the interest rate was prime plus 0.75% per annum, with an additional one-half point paid at closing. Monthly payments were interest only for the first six months and blended payments of interest and principal thereafter. Security for the loan consisted of an assignment of the capital stock of NCRIC MSO, Inc., a subsidiary of NCRIC Group, and a blanket lien of all of the receivables of HealthCare Consulting and Employee Benefits Services. There was no penalty for prepayment of the loan. The President of Sequoia National Bank serves on NCRIC Group's Board of Directors.

     The following pro forma information presents the results of operations for the nine months ended September 30, 1998 as though the acquisition had occurred at January 1, 1998 (in thousands):

                                           NCRIC    Acquired   Pro forma
                                           Group    Companies  Combined
                                           -------  ---------  ---------
             Revenue..................     $19,429  $3,511     $22,940
             Net income ..............       2,522     215       2,737

3.   Initial Public Offering

     The Form SB-2 Registration Statement for NCRIC Group common stock was declared effective by the Securities and Exchange Commission on May 10, 1999. Sales of the stock concluded on July 19, 1999 and the offering closed on July 29, 1999 for a total offering of 1,480,000 shares with net proceeds of $8.4 million. The reconciliation of gross to net proceeds is as follows (in thousands):

           Gross offering proceeds                     $10,360
           Less offering expenses                       (1,989)
                                                       -------
              Net proceeds                               8,371
           Less: ESOP loan                              (1,036)
                 Stock Award Plan loan                    (518)
                                                       -------
           Net proceeds, as adjusted                   $ 6,817
                                                       =======

           The composition of outstanding shares is as follows (in thousands):

           Issued in initial public offering             1,480
           Issued to NCRIC Holdings                      2,220
                                                       -------
                                                         3,700
           Issued for exchange of convertible notes         43
                                                       -------
              Total shares issued July 29, 1999          3,743

           ESOP loan shares                               (148)
           Stock Award Plan loan shares                    (74)
                                                       -------
              Net shares outstanding                     3,521
                                                       =======

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

     Selected financial data is presented below for each business segment for the three-month and nine-month periods ended September 30, 1999 and 1998 (in thousands):

                                                                   For the                       At or For the
                                                      Three Months Ended September 30,   Nine Months Ended September 30,
                                                      --------------------------------   -------------------------------
                                                        1999                 1998           1999                  1998
                                                      -------               -------      ----------             -------
     Insurance:
     Revenues from external customers                 $ 3,243               $ 7,958      $    9,989             $ 14,824
     Net investment income                              1,552                 1,378           4,566                4,465
     Net realized investment gains (losses)                45                   122            (102)                 128
     Depreciation and amortization                         83                    57             167                  158
     Segment profit before taxes                        1,440                 4,460           3,198                3,730
     Expenditures for segment assets                      136                    16             186                  540
     Segment assets                                                                         141,276              135,757
     Segment liabilities                                                                    111,385              103,748

     Practice Management and Financial Services:
     Revenues from external customers                 $ 1,139               $     1      $    3,474             $     12
     Net investment income                                 11                     -              32                    -
     Net realized investment gains                          -                     -               -                    -
     Depreciation and amortization                        151                     -             320                   10
     Segment profit (loss) before taxes                  (183)                   32            (494)                (239)
     Expenditures for segment assets                        2                   151              49                  198
     Segment assets                                                                           6,654                  289
     Segment liabilities                                                                      1,294                  418

     Total:
     Revenues from external customers                 $ 4,382               $ 7,959      $   13,463             $ 14,836
     Net investment income                              1,563                 1,378           4,598                4,465
     Net realized investment gains (losses)                45                   122            (102)                 128
     Depreciation and amortization                        234                    57             487                  168
     Segment profit before taxes                        1,257                 4,492           2,704                3,491
     Expenditures for segment assets                      138                   167             235                  738
     Segment assets                                                                         147,930              136,046
     Segment liabilities                                                                    112,679              104,166

     The following are reconciliations of reportable segment assets, liabilities and profit to NCRIC Group's consolidated totals:

                                                                                    September 30,
                                                                           ---------------------------
                                                                           1999                   1998
                                                                           ----                   ----
                                                                                 (in thousands)
     Assets:
        Total assets for reportable segments                               $147,930          $ 136,046
        Elimination of intersegment receivables                                (771)              (196)
        Elimination of affiliate receivables                                   (659)                 -
        Other unallocated amounts                                             1,751                  -
                                                                           --------          ---------
        Consolidated total                                                 $148,251          $ 135,850
                                                                           ========          =========

     Liabilities:
          Total liabilities for reportable segments                           $112,679           $104,166
          Elimination of intersegment payables                                    (771)              (196)
          Other liabilities                                                        283                  -
                                                                              --------           --------
          Consolidated total                                                  $112,191           $103,970
                                                                              ========           ========


                                                         Three Months Ended September 30,  Nine Months Ended September 30,
                                                         --------------------------------  -------------------------------
                                                                1999            1998           1999               1998
                                                                ----            ----           ----               ----
     Profit before taxes:
     Total profit for reportable segments                   $  1,257         $  4,492       $  2,704           $  3,491
          Other expenses                                        (147)              -            (353)                -
          Elimination of intersegment interest income          (  20)              -            (141)                -
                                                            --------         --------       --------           --------
          Consolidated total                                $  1,090         $  4,492       $  2,210           $  3,491
                                                            ========         ========       ========           ========

5.   Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share for the periods ended September 30, 1999. Earnings per share data is not presented for 1998 because there were no shares outstanding (in thousands except per share data):

                                           For the periods ending September 30, 1999
                                           -----------------------------------------
                                           Three months                  Nine months
                                           ------------                  -----------
       Net income                          $     775                      $    1,655
                                           =========                      ==========

       Weighted average common
         shares outstanding - basic            3,125                           2,525
       Dilutive effect of stock options            7                               2
                                           ---------                      ----------

       Weighted average common
         shares outstanding - diluted          3,132                           2,527
                                           =========                      ==========

       Net income per common share:

       Basic                               $    0.25                      $     0.66
                                           =========                      ==========

       Diluted                             $    0.25                      $     0.65
                                           =========                      ==========

     Earnings per share is calculated by dividing the net income by the weighted average shares outstanding for the period. The calculation of weighted average shares outstanding includes 2,220,000 shares for the period from January 1, 1999 through July 28, 1999 and the total of 3,520,855 outstanding shares, as described in Note 3 above, for the period from July 29, 1999 through September 30, 1999. Had the calculation been made using 3,520,855 as the weighted average outstanding shares for both periods, that is as if the stock offered in the initial public offering had been outstanding on January 1, 1999, basic earnings per share would have been $0.22 and $0.47 for the quarter and nine months ended September 30, 1999, respectively.

6.   Stock option plan

     NCRIC Group has a stock option plan for directors and officers of NCRIC, A Mutual Holding Company and its subsidiaries. Options for common stock in an aggregate amount of 74,000 shares were granted at July 29, 1999. The options have terms of 10 years and an exercise price of $7 per share, the fair market value of the common stock at the date of grant. The options will become first exercisable at a rate of 33-1/3% at the end of each 12 months of service with NCRIC Group or its subsidiaries after the date of grant.

     For options awarded to employees, NCRIC Group accounts for compensation cost using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense was recognized since the stock options granted to employees were at an exercise price equal to the fair market value of the common stock on the date the options were granted.

     For options awarded to non-employee directors, NCRIC Group accounts for compensation cost using the fair value method of accounting for stock options defined in SFAS No. 123.

7.   Employee stock ownership plan

     NCRIC Group has an ESOP for eligible employees. As part of the stock offering, the ESOP borrowed $1.0 million from NCRIC Group to purchase 148,000 shares which are held in a trust account for allocation among participants as the loan is repaid. For shares allocated to the accounts of the ESOP participants as the result of payments made to reduce the ESOP loan, the compensation charge is based upon the then-current fair value of the shares. The first loan repayment is scheduled to be made December 31, 1999.

8.   Stock award plan

     NCRIC Group has a stock award plan under which directors, officers and employees of NCRIC, A Mutual Holding Company and its subsidiaries would be awarded common stock. As a part of the stock offering, the stock award plan borrowed $518,000 from NCRIC Group to purchase 74,000 shares which are held in a trust account for allocation among participants as the loan is repaid. For shares awarded, compensation cost is measured based upon the fair value of the shares on the date of the award. The first loan repayment is scheduled to be made December 31, 1999.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The following analysis of the consolidated results of operations and financial condition of NCRIC Group should be read in conjunction with the consolidated financial statements and related notes included in this Form 10-QSB. References to "NCRIC" mean NCRIC Group and its subsidiaries, including their predecessors.

                                    General

     The financial statements have been prepared in accordance with generally accepted accounting principles, GAAP, unless otherwise noted. GAAP differs from statutory accounting practices used by regulatory authorities in their oversight responsibilities of insurance companies.

     On January 4, 1999 NCRIC Group acquired all the outstanding shares of HealthCare Consulting, Inc., the interests of HCI Ventures, LLC and the assets of Employee Benefits Services, Inc. The acquisition was recorded as a purchase. The results of operations for the nine months ended September 30, 1999 include the results of the acquired businesses for that period.

          Consolidated net income and comprehensive income results -
 Three months ended September 30, 1999 compared to three months ended September
                                  30, 1998 and
nine months ended September 30, 1999 compared to nine months ended September 30,
                                      1998


Three months ended September 30, 1999 compared to three months ended September 30, 1998

     Net income of $775,000 for the three months ended September 30, 1999 is down $2.2 million from $3.0 million for the three months ended September 30, 1998. The primary contributor to the decreased earnings was an increase in reinsurance costs due to a $4.9 million reduction in 1999 compared to 1998 favorable prior years development on reinsured losses. Excluding this reinsurance premium change, net underwriting results for the three months were improved and partially offset by legal fees incurred for litigation brought by the NCRIC Physicians Organization, continuing start-up costs for the NCRIC MSO District of Columbia operations and interest expense on acquisition debt.

     Comprehensive income was $56,000 for the three months ended September 30, 1999 compared to $4.4 million for the three months ended September 30, 1998. In addition to the decrease in net income, the decrease in comprehensive income results from the decline in unrealized investment gains, net of deferred income taxes.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

     Net income totaled $1.7 million for the nine months ended September 30, 1999, down $867,000 from $2.5 million for the nine months ended September 30, 1998. The primary cause of the decreased earnings was the $6.5 million increase in reinsurance costs due to the reduction in 1999 compared to 1998 favorable prior year loss development under the swing rated treaty.

Excluding this reinsurance premium change, net underwriting results improved and were partially offset by continuing start-up costs for the NCRIC MSO District of Columbia operations, interest expense on acquisition debt and legal fees incurred for litigation brought by the NCRIC Physicians Organization. This litigation was settled in August with terms including a guarantee of a minimum payment to the NCRIC Physicians Organization of $6,000 per month for 60 months.

     Comprehensive income was a loss of $2.1 million for the nine months ended September 30, 1999 compared to a gain of $4.4 million for the nine months ended September 30, 1998. The decrease in comprehensive income primarily results from the decline in unrealized investment gains, net of deferred income taxes.

                              Net Premiums Earned

Following is a summary of NCRIC's net premiums earned:

                                        Three Months Ended September 30,       Nine Months Ended September 30,
                                        ---------------------------------      --------------------------------
                                          1999                     1998          1999                     1998
                                          ----                     ----          ----                     ----
                                                  (in thousands)                         (in thousands)
Gross premiums written................    $3,992                  $1,124        $20,846                 $18,753
Change in unearned premiums...........       722                   3,349         (7,029)                 (6,547)
                                          ------                  ------        -------
Gross premiums earned before
  renewal credits.....................     4,714                   4,473         13,817                  12,206
Reinsurance premiums ceded............     ( 788)                  4,022         (2,620)                  3,724
                                          ------                  ------        -------                 -------
Net premiums earned before
  renewal credits.....................     3,926                   8,495         11,197                  15,930
Renewal credits.......................      (512)                   (546)        (1,208)                 (1,417)
                                          ------                  ------        -------                 -------
Net premiums earned...................    $3,414                  $7,949        $ 9,989                 $14,513
                                          ======                  ======        =======                 =======

Three months ended September 30, 1999 compared to three months ended September 30, 1998

     Gross premiums written increased by $2.9 million to $4.0 million for the three months ended September 30, 1999 from $1.1 million for the three months ended September 30, 1998. Premiums written increased approximately $1.5 million for the three months ended September 30, 1999 due to the staggering of premium writing dates in 1999, plus approximately $1.4 million for net new business written.

     The change in unearned premiums for the period decreased by $2.6 million to $0.7 million from $3.3 million. This decrease resulted from a $3.0 million change in the unearned portion of the policy premiums due to the staggering of renewal dates and new business written, offset by a $380,000 decrease in retrospectively determined policyholder refunds for 1999 due to higher loss experience in the experience-rated programs.

     Gross premiums earned before renewal credits increased $241,000, or 5%, to $4.7 million for the three months ended September 30, 1999 from $4.5 million for the three months ended September 30, 1998. The increase was primarily due to additional premiums earned under experience-rated programs.

     Reinsurance premiums ceded increased by $4.8 million to $0.8 million for the three months ended September 30, 1999 from a credit of $4.0 million for the three months ended September 30, 1998. The increase was primarily attributable to reinsurance premiums related to prior years under the swing rated treaty which were reduced by $0.9 million in the three months ended September 30, 1999 and $5.8 million in the three months ended September 30, 1998 due to favorable loss development of reinsured losses compared to prior estimates by NCRIC, partially offset by increased current year reinsurance expense.

     Renewal credits decreased $34,000 to $512,000 for the three months ended September 30, 1999 from $546,000 for the three months ended September 30, 1998 reflecting a decrease in the credit rate on eligible policies to 10% from 12.5%.

     Net premiums earned before renewal credits decreased by $4.6 million to $3.9 million for the three months ended September 30, 1999 from $8.5 million for the three months ended September 30, 1998. Net premiums earned after renewal credits decreased similarly by $4.5 million to $3.4 million for the three months ended September 30, 1999 from $7.9 million for the three months ended September 30, 1998. The decreases reflect the lower reinsurance ceded favorable prior year development in the third quarter of 1999 compared to the third quarter of 1998, partially offset by the increase in gross earned premiums.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

     Gross premiums written increased by $2.0 million to $20.8 million for the nine months ended September 30, 1999 from $18.8 million for the nine months ended September 30, 1998. Starting in the fourth quarter of 1997 and continuing into 1999, NCRIC began to stagger policy renewal dates. Premiums written increased $1.6 million for the nine months ended September 30, 1999 and increased $1.2 million for the nine months ended September 30, 1998 due to the staggering of premium writing dates. There is a one-time effect when the policy renewal is staggered which increases premiums written in the period of the new renewal date and reduces premiums written in the subsequent period corresponding to the original renewal date; premiums written will, all else being equal, return to the previous level in the subsequent calendar year. While the staggering of the renewal dates affects premiums written, earned premiums are not affected. The gross premiums written include premiums for experience-rated programs of $635,000 for the nine months ended September 30, 1999 and $701,000 for the nine months ended September 30, 1998.

     Gross premiums written adjusted for the staggering of renewal dates and experience-rated premiums increased $1.7 million, to $18.6 million for the nine months ended September 30, 1999 from $16.9 million for the nine months ended September 30, 1998. The increase results from net new business written. The number of policyholders increased to 1,452 at September 30, 1999, up from 1,302 at September 30, 1998, offset by a change in the mix of business in new policies written.

     The change in unearned premiums for the period increased by $0.5 million to $7.0 million for the nine months ended September 30, 1999 from $6.5 million for the nine months ended September 30, 1998. This increase resulted from a $2.2 million change due the staggering of renewal dates and new business written offset by a $1.7 million decrease in retrospectively determined policyholder refunds for 1999 due to higher loss experience in the experience-rated programs.

     Gross premiums earned before renewal credits increased $1.6 million, or 13%, to $13.8 million for the nine months ended September 30, 1999 from $12.2 million for the nine months ended September 30, 1998. The increase was primarily due to $1.7 million of additional premiums earned under experience-rated programs.

     Reinsurance premiums ceded increased by $6.3 million to $2.6 million for the nine months ended September 30, 1999 from a credit of $3.7 million for the nine months ended September 30, 1998. Reinsurance premiums are affected by current year premiums payable to the reinsurers as well as retrospective adjustments to accruals for prior years premiums. The increase was the result of a decrease in the credit from prior years premiums under the swing rated reinsurance treaty due to favorable loss experience.

     Reinsurance premiums related to prior years under the swing rated treaty were reduced by $1.9 million in the nine months ended September 30, 1999 and $8.4 million in the nine months ended September 30, 1998 due to favorable loss development of reinsured losses compared to prior estimates by NCRIC. The 1999 change is primarily reflective of the favorable loss development for the 1992 through 1996 loss years. The 1998 change is primarily reflective of the favorable loss development for the 1993 through 1995 loss years.

     Renewal credits decreased $209,000 to $1.2 million for the nine months ended September 30, 1999 from $1.4 million for the nine months ended September 30, 1998 reflecting a decrease in the credit rate on eligible policies to 10% from 12.5%.

     Net premiums earned before renewal credits decreased by $4.7 million to $11.2 million for the nine months ended September 30, 1999 from $15.9 million for the nine months ended September 30, 1998. Net premiums earned after renewal credits decreased by $4.5 million to $10.0 million for the nine months ended September 30, 1999 compared to $14.5 million for the nine months ended September 30, 1998. The decreases primarily reflect the increase in reinsurance ceded premiums related to favorable prior years development.



                             Net investment income

Three months ended September 30, 1999 compared to three months ended September 30, 1998

     Net investment income increased by $189,000 for the three months ended September 30, 1999 compared to the third quarter of the prior year due to an increase in yields partially offset by a decrease in invested funds. The average effective yield was approximately 5.94% for the three months ended September 30, 1999 and 5.11% for the three months ended September 30, 1998. The tax equivalent yield was approximately 6.37% for the third quarter of 1999 and 5.47% for the third quarter of 1998. The increase in investment yields reflects the market increase in interest rates in the third quarter of 1999 compared to the third quarter of 1998.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

     Net investment income at $4.5 million was essentially unchanged for the nine months ended September 30, 1999 compared to the first nine months of the prior year due to the level of investment yields. Average invested assets, which include cash equivalents, were maintained at essentially the same level in both periods. Maturing investments were primarily invested in corporate bonds and asset-backed securities. $2.9 million of funds were used in the January 4, 1999 acquisition of the businesses of HealthCare Consulting, HCI Ventures and Employee Benefit Services. The average effective yield was approximately 5.65% for the nine months ended September 30, 1999 and 5.61% for the nine months ended September 30, 1998. The tax equivalent yield was approximately 6.15% for the nine months ended September 30, 1999 and 6.18% for the nine months ended September 30, 1998. The change in investment yields is reflective of the market change in interest rates in 1999 compared to 1998.

                    Practice management and related revenue

     Practice management and related revenue of $1.1 million for the three months ended September 30, 1999 and $3.5 million for the nine months ended September 30, 1999 consisted of fees generated by NCRIC MSO through the businesses acquired on January 4, 1999, HealthCare Consulting and Employee Benefits Services. These fees through September 30, 1999 are for practice management services (38%), accounting services (30%), tax and personal financial planning (11%), retirement plan accounting and administration (13%), and other services (8%).


                    Net realized investment gains (losses)

     Net realized investment gains were $45,000 for the three months ended September 30, 1999 compared to $122,000 for the three months ended September 30, 1998. For the nine months ended September 30, 1999 net realized losses were $102,000 compared to net realized gains of $128,000 for the nine months ended September 30, 1998. Realized gains and losses in 1999 were primarily from the sale of mortgaged-backed and tax exempt securities. 1998 realized gains and losses were primarily from the sale of corporate bonds.

         Loss and loss adjustment expenses and combined ratio results

     The expense for incurred losses and LAE net of reinsurance is summarized as follows:

                                                      Three Months Ended September 30,    Nine Months Ended September 30,
                                                     --------------------------------    -------------------------------
                                                         1999              1998               1999             1998
                                                         ----              ----               ----             ----
                                                             (in thousands)                      (in thousands)
Incurred loss and LAE related to:
     Current year - losses ........................     $ 4,407           $ 3,158           $15,143           $12,653
     Prior years - development.....................      (1,426)              604            (6,073)             (832)
                                                        -------           -------           -------           -------
Total incurred for the period......................     $ 2,981           $ 3,762           $ 9,070           $11,821

     Following is a summary of the ratios of losses and underwriting expenses compared to net premiums:

                                                 Nine Months Ended September 30,
                                                 -------------------------------
                                                       1999        1998
                                                       ----        ----
GAAP Underwriting ratios:
     Loss and LAE ratio                                 90.8%      81.5%
     Underwriting expense ratio                         21.9%      18.9%
     Combined ratio after renewal credits              112.7%     100.4%
     Combined ratio before renewal credits             100.5%      89.5%

Statutory data:
     Loss and LAE ratio                                 81.0%      81.7%
     Underwriting expense ratio                         12.0%      10.9%
     Combined ratio                                     93.0%      92.6%


Three months ended September 30, 1999 compared to three months ended September 30, 1998

     Total incurred loss and LAE expense of $ 3.0 million for the third quarter of 1999 is down $0.8 million from the $3.8 million incurred for the third quarter of 1998.

     Current year losses in the three months ended September 30, 1999 totaled $4.4 million, up $1.2 million compared to the three months ended September 30, 1998. The number of claims reported in the third quarter of 1999 were higher than in the third quarter of 1998. NCRIC experienced favorable development on estimated losses for prior years' claims in the third quarter of 1999 compared to adverse development experienced in the third quarter of 1998. The loss development related to prior years claims was a credit of $1.4 million in the third quarter of 1999 and a charge of $0.6 million in the third quarter of 1998. Prior year development results from the re-estimation and settlement of individual losses not covered by reinsurance, which are generally losses under $500,000.


Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

     Total incurred loss and LAE for the first nine months of 1999 of $9.1 million is down $2.7 million from $11.8 million for the first nine months of 1998.

     Current year losses in the nine months ended September 30, 1999 totaled $15.1 million, up $2.4 million from $12.7 million for the nine months ended September 30, 1998. More new claims were reported in the first nine months of 1999 than in the first nine months of 1998 but less than the level reported for the first nine months of 1997. NCRIC experienced favorable development on estimated losses for prior years in the first nine months of both years. The favorable loss development related to prior years claims was $6.1 million in the first three quarters of 1999 and $0.8 million in the first three quarters of 1998.

     The GAAP combined ratio before renewal credits increased to 100.5% for the nine months ended September 30, 1999 from 89.5% for the nine months ended September 30, 1998. The reinsurance ceded development related to prior years claims resulted in the increase in the loss and LAE ratio and underwriting expense ratio.

     The GAAP combined ratio after renewal credits for the nine months ended September 30, 1999 of 112.7% increased from the combined ratio for the nine months ended September 30, 1998 of 100.4% due to the change in reinsurance ceded prior year development described above.


                             Underwriting expenses

Three months ended September 30, 1999 compared to three months ended September 30, 1998

     Underwriting expenses increased $182,000 to $603,000 for the three months ended September 30, 1999 from $421,000 for the three months ended September 30, 1998. The increase in expense was due primarily to increased employment related costs and consultant fees.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

     Underwriting expenses decreased $556,000 to $2.2 million for the nine months ended September 30, 1999 from $2.7 million for the nine months ended September 30, 1998. The decrease in expense was due primarily to a decrease of $82,000 in premium taxes related to the decrease in gross written premiums and a reduction in the premium tax rate, a decrease of $171,000 in guaranty fund assessments and a decrease of $314,000 in directors fees as a result of the reorganization, partially offset by increased consultant fees.

                   Practice management and related expenses

     Practice management and related expenses of $1.2 million for the three months ended September 30, 1999 and $3.5 million for the nine months ended September 30, 1999 consisted primarily of expenses, such as salaries, other general office expenses and goodwill amortization related to NCRIC MSO for the operations of the businesses acquired January 4, 1999.

                                Other expenses

     Other expenses include amounts for subsidiary and holding company operations which are not directly related to the issuance of medical professional liability insurance or practice management and related operations, including insurance brokerage, insurance agency and physician services.

Three months ended September 30, 1999 compared to three months ended September 30, 1998

     Other expenses decreased $275,000 to $403,000 for the three months ended September 30, 1999 from $678,000 for the three months ended September 30, 1998. The primary component of the decrease was $368,000 in expenses incurred in 1998 in connection with the reorganization partially offset by legal fees of $128,000 incurred in 1999 in connection with litigation brought by NCRIC Physicians Organization.

Nine months ended September 30, 1999 compared to nine months ended September 30, 1998

     Other expenses increased $61,000 to $1.2 million for the nine months ended September 30, 1999 from $1.1 million for the nine months ended September 30, 1998. The primary components of the increase were legal fees of $441,000 incurred in connection with litigation brought by NCRIC Physicians Organization and interest on acquisition debt of $120,000 offset by a decrease of $493,000 in expenses in connection with the 1998 reorganization.

                             Federal income taxes

     The effective tax rate for NCRIC is lower than the federal statutory rate principally due to nontaxable investment income.

                                            Three Months Ended September 30,   Nine Months Ended September 30,
                                            -------------------------------    -------------------------------
                                              1999                 1998           1999                1998
                                              ----                 ----           ----                ----
Federal income tax at statutory rates...        34%                  34%             34%                34%
Tax exempt income.......................        (5)                  (1)             (9)                (7)
Dividends received......................        (2)                   -              (3)                (1)
Reorganization costs....................         -                    2               -                  4
Goodwill amortization...................         2                    -               3                  -
Other, net..............................         -                   (1)              -                 (2)
                                               ---                  ---             ---                ---
Federal income tax at effective rates...        29%                  34%             25%                28%
                                               ---                  ---             ---                ---



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

     Liquidity. Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs. NCRIC Group's cash flow from operations consists of dividends from subsidiaries, if declared and paid, and other permissible payments from its subsidiaries, offset by fees paid to NCRIC, Inc. for management services and other expenses. NCRIC Group intends to rely primarily on this cash flow from subsidiaries to pay dividends on its common stock, if any. The amount of future cash flow available to NCRIC Group may be influenced by a variety of factors, including NCRIC, Inc.'s financial results and regulation by the District of Columbia Department of Insurance and Securities Regulation.

     The payment of dividends to NCRIC Group by NCRIC, Inc. is subject to limitations imposed by the District of Columbia Holding Company System Act of 1993. Under the DC Holding Company Act, NCRIC, Inc. must seek prior approval from the Commissioner of Insurance and Securities to pay any dividend which, combined with other dividends made within the preceding 12 months, exceeds the lesser of (A) 10% of the surplus at the end of the prior year or (B) the prior year's net income excluding realized capital gains. Net income, excluding realized capital gains, for the 2 years preceding the current year is carried forward for purposes of the calculation to the extent not paid in dividends. The law also requires that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to the insurer's outstanding liabilities and adequate to meet its financial needs. The District of Columbia permits the payment of dividends only out of unassigned statutory surplus. Using these criteria, as of September 30, 1999 NCRIC, Inc. would have had available approximately $2.4 million of unassigned statutory surplus available for dividends.

Subsidiaries of NCRIC Group

     Liquidity. The primary sources of NCRIC subsidiaries' liquidity are insurance premiums, net investment income, practice management and financial services fees, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay claims, LAE, operating expenses, reinsurance premiums and taxes, and to purchase investments.

     NCRIC subsidiaries had net cash outflow from operations of $615,000 for the three months ended September 30, 1999 and $1.3 million for the three months ended September 30, 1998. The $637,000 of increased cash flow in 1999 compared to 1998 resulted primarily from higher premiums collected due to the effect of new business written partially offset by additional losses and LAE paid. For the nine months ended September 30, 1999 and 1998, NCRIC subsidiaries had positive cash flow from operations. Cash provided by operating activities of NCRIC subsidiaries was $7.5 million for the nine months ended September 30, 1999 and $8.4 million in the nine months ended September 30, 1998. The $0.9 million of decreased cash flow in 1999 compared to 1998 resulted primarily from $440,000 of lower premiums collected due to the effect of staggering and $1.9 million of additional losses and LAE paid partially offset by increased reinsurance receipts. Because of the long-term nature of both the payments of claims and the settlement of swing-rated reinsurance premiums due to the reinsurers, cash from operations for a medical professional liability insurer like NCRIC, Inc. can vary substantially from year to year.

     Financial condition and capital resources. NCRIC subsidiaries invest their cash flow from operations primarily in investment grade, fixed maturity securities. As of September 30, 1999, the carrying value of NCRIC subsidiaries' securities portfolio was $96.2 million, compared to a carrying value of $96.3 million as of December 31, 1998. The portfolios were invested as follows:


                                                    As of         As of
                                                September 30,   December 31,
                                                   1999            1998
                                                   ----            ----
U.S. Government and agencies..................      15%             25%
Asset-backed and mortgage-backed securities...      40              28
Tax-exempt securities.........................      15              21
Corporate bonds and preferred stocks..........      30              26


     Over 77% of the portfolio was invested in US Government/agency securities or had a rating of AAA or AA. For regulatory purposes, 96% of the securities portfolio was rated "Class 1" for all periods presented, which is the highest quality rated group as classified by the NAIC.

     NCRIC subsidiaries believe that all of their fixed maturity securities are readily marketable. Investment duration is closely monitored to provide adequate cash flow to meet operational and maturing liability needs. Asset and liability modeling, including sensitivity analyses and cash flow testing, are performed on a regular basis.

     NCRIC subsidiaries have no corporate debt. The $2.5 million line of credit available as of September 30, 1999 is restricted to working capital for claims settlements. The line of credit is unsecured and renewable annually. NCRIC subsidiaries have not drawn down on this facility. As of September 30, 1999, a NCRIC subsidiary had entered into a contract to purchase new policy administration system software; future payments under the contract are required as services are completed by the vendor and total $564,000. NCRIC subsidiaries had no other material commitments for capital expenditures. NCRIC Group and its subsidiaries are required to pay aggregate annual salaries in the amount of $975,000 to six persons under employment agreements.

     The equity of NCRIC subsidiaries was $29.3 million at September 30, 1999 and $31.0 million at December 31, 1998. The $1.7 million decrease for the nine months ended September 30, 1999 was due to a $3.7 million decrease in unrealized appreciation net of tax in the investment portfolio, offset by net income.


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

     NCRIC has completed an assessment of all its critical internal hardware and software systems. Internal computer hardware and software has been determined to be Year 2000 ready based on manufacturers' representations and internal testing. NCRIC has completed full-scope integrated systems testing. NCRIC has contacted its outside vendors and critical business partners concerning their Year 2000 compliance efforts. This process will be completed in 1999.

     NCRIC estimates that it has incurred internal and external costs associated with the Year 2000 effort of approximately $26,000 for the nine months ended September 30, 1999 and $15,000 and $36,000 for the years ended December 31, 1998 and 1997, respectively. NCRIC anticipates incurring internal costs of approximately $2,000 during the remainder of 1999.

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

                          PART II   OTHER INFORMATION

Item 2.  Changes in Securities and Use of Proceeds.

     The Form SB-2 Registration Statement for 1,840,000 shares of NCRIC Group Common Stock, par value $.01 per share, was declared effective by the Securities and Exchange Commission on May 10, 1999 (File No. 333-69537). On that date, the offering commenced. The offering terminated with a closing on July 29, 1999 for the sale of 1,480,000 shares. NCRIC Group's agent in connection with the offering was Sandler O'Neill & Partners, L.P. The aggregate offering price of the shares registered was $12,880,000 and the aggregate price of the shares sold was $10,360,000. The expenses of the offering were:

     Agent's commissions                                  $  207,200
     Expenses paid to or for the agent                       109,900
     Other expenses                                        1,671,900
                                                          ----------
          Total                                           $1,989,000

Actual expenses exceeded the original estimate primarily due to increased professional fees and printing expenses.

The net offering proceeds after deducting expenses were $8,371,000 and used as follows:

     Repayment of indebtedness                            $5,100,000
     Loan to Employee Stock Ownership Plan                 1,036,000
     Loan to Stock Award Plan                                518,000
     General corporate purposes                            1,717,000
                                                          ----------

          Total                                           $8,371,000

     None of the expenses or proceeds involved direct or indirect payments to directors or officers of NCRIC Group or their associates, to persons owning 10% or more of NCRIC Group's outstanding common stock or to affiliates of NCRIC Group, except that officers will participate in the Employee Stock Ownership Plan and directors and officers may participate in the Stock Award Plan.

     On or about July 29, 1999, NCRIC Group issued unregistered shares of its common stock as follows:

     Name                                                 Number
     L.E. Shepherd, Jr.                                   15,475
     William A. Hunter, Jr.                               15,475
     Barry S. Pillow                                      11,905
                                                          ------

          Total                                           42,855

Item 6. Exhibits and Reports on Form 8-K.


(a)  Exhibits
     3.1* ........................  Articles of incorporation of NCRIC Group
     3.2* ........................  Bylaws of NCRIC Group
     10.1* .......................  Lease
     10.2* .......................  Amendment to Lease
     10.3*........................  Stock Option Plan
     10.4*........................  Employee Stock Ownership Plan
     10.5*........................  Stock Award Plan
     10.6*........................  Employment Agreement between National
                                    Capital Underwriters, Inc. and R. Ray Pate,
                                    Jr.
     10.7*........................  Amendment to Employment Agreement
                                    between NCRIC, Inc. and R. Ray Pate, Jr.
     10.8*........................  Employment Agreement between National
                                    Capital Underwriters, Inc. and Stephen S.
                                    Fargis
     10.9*........................  Employment Agreement between NCRIC,
                                    Inc. and Rebecca B. Crunk
     10.10*.......................  Employment Agreement between NCRIC MSO,
                                    Inc. and L.E. Shepherd, Jr.
     10.11*.......................  Employment Agreement between NCRIC MSO,
                                    Inc. and William A. Hunter, Jr.
     10.12*.......................  Employment Agreement between NCRIC MSO,
                                    Inc. and Barry S. Pillow
     10.13*.......................  Administrative Services Agreement
     10.14*.......................  Tax Sharing Agreement
     10.15*.......................  Operating Agreement among NCRIC Group, NCRIC
                                    MSO, Inc., HealthCare Consulting, HCI
                                    Ventures, L.E. Shepherd, Jr., William A.
                                    Hunter and Barry S. Pillow
     27...........................  Financial Data Schedule

     _____________
     * Incorporated by reference to the NCRIC Group, Inc. Registration Statement on Form SB-2, File No. 333-69537

     (b) Reports on Form 8-K NCRIC Group, Inc. did not file any reports on Form 8-K during the quarter ended September 30, 1999.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                   NCRIC Group, Inc.


 November 10, 1999                 /s/ R. Ray Pate, Jr.
                                   -------------------------------------------
                                   R. Ray Pate, Jr., President & CEO

 November 10, 1999                 /s/ Rebecca B. Crunk
                                   -------------------------------------------
                                   Rebecca B. Crunk, Sr. Vice President & CFO