Form 10KSB
period 1999-12-31
NCRIC GROUP INC
filed 2000-03-24
CIK 1075343

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934.

                   For the fiscal year ended December 31, 1999


                         Commission file number: 0-25505


                                NCRIC Group, Inc.
                        ------------------------------
                 (Name of Small Business Issuer in Its Charter)


        District of Columbia                            52-2134774
        --------------------                            ----------
   (State or Other Jurisdiction of       (I.R.S. Employer Identification Number)
   Incorporation or Organization)


   1115 30th Street, N.W. Washington, D.C.                             20007
   ---------------------------------------                           ---------
  (Address of Principal Executive Offices)                           (Zip Code)


Securities registered under Section 12(b) of the Exchange Act: None
                                                               ----

Securities registered under Section 12(g) of the Exchange Act:

                     Common Stock par value $.01 per share
                                (Title of Class)

                                 (202) 969-1866
                               ------------------
                (Issuer's Telephone Number, Including Area Code)

         Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

          Yes [X]                No [_]


         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

         The Issuer's revenues for the fiscal year ended December 31, 1999 were $25.6 million.

         The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the average of the closing bid and ask price of such stock on the Nasdaq SmallCap Market on February 29, 2000 was approximately $9.7 million.

         The number of shares outstanding of the Issuer's Common Stock, the issuer's only class of outstanding capital stock, as of January 31, 2000 was 3,528,276.

         Documents Incorporated by Reference

         The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-KSB:

     I. Portions of the NCRIC Group, Inc. Proxy Statement for the 2000 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.

                                     PART I

Item 1.       Business of the Company

Background

     NCRIC Group, Inc., a District of Columbia corporation, is a holding company that owns NCRIC, Inc., a medical professional liability insurance company, and NCRIC MSO, Inc., a physician practice management and financial services company. The principal operations of NCRIC, Inc. and NCRIC MSO are conducted in the District of Columbia, Maryland, Virginia, and North Carolina. References to "NCRIC" mean NCRIC Group and its subsidiaries, including their predecessors.

         NCRIC Group was organized in December 1998 in connection with the reorganization of National Capital Reciprocal Insurance Company into a mutual holding company structure (the "Reorganization"). NCRIC, A Mutual Holding Company owns all of the outstanding shares of NCRIC Holdings, Inc., which prior to July 29, 1999, owned all of the outstanding shares of NCRIC Group. Effective July 29, 1999, NCRIC Group completed a public offering (the "Stock Offering") and issued 2,220,000 shares of the common stock to NCRIC Holdings, Inc. and 1,480,000 shares of the common stock in subscription and community offerings at a price of $7.00 per share.

     NCRIC Group owns all of the outstanding shares of NCRIC, Inc. and NCRIC MSO. The following chart illustrates the organizational structure pursuant to which the Company operates.

                       [ORGANIZATION CHART APPEARS HERE]

           District of Columbia law provides that NCRIC, A Mutual Holding Company must at all times own, directly or indirectly, a majority of the outstanding voting stock of NCRIC.

         NCRIC is the leading provider of medical professional liability insurance in the District of Columbia, based on direct premiums written in 1998. Medical professional liability insurance insures the physician against liabilities arising from the rendering of, or failure to render, professional medical services. NCRIC MSO provides practice management and financial services to physicians in the Mid-Atlantic region. In January 1999, NCRIC MSO expanded its operations through the acquisition of HealthCare Consulting, Inc. ("HCI"), a physician practice management and financial services company, all of the membership interests in its affiliate, HCI Ventures, LLC, a provider of capital and financial services to management services organizations, and all of the assets of Employee Benefits Services, Inc., a provider of employee benefits services, owned by the stockholders of HealthCare Consulting.

         Net proceeds received by the Company in the Stock Offering were $8.4 million. In connection with the Stock Offering, NCRIC Group loaned $1,036,000 to the Employee Stock Ownership Plan ("ESOP") and $518,000 to the stock award plan. The loans from NCRIC Group enabled the ESOP to purchase 148,000 shares of NCRIC's common stock, and the stock award plan to purchase 74,000 shares of NCRIC's common stock. Of the net proceeds, $5.1 million were used to repay indebtedness incurred through the acquisition of HealthCare Consulting.

Medical professional liability insurance

         NCRIC, Inc. is a medical professional liability insurance company servicing healthcare providers in the District of Columbia and Maryland. NCRIC Inc.'s wholly-owned subsidiary, Commonwealth Medical Liability Insurance Company, sells medical professional liability insurance to healthcare providers in Virginia and West Virginia. Commonwealth has recently been licensed to sell medical professional liability insurance in Delaware, but to date no sales have occurred in this jurisdiction. Created by District of Columbia physicians in 1980 when medical professional liability insurance was either unavailable or prohibitively expensive, NCRIC has provided high quality insurance products to its insureds in the District of Columbia metropolitan area, a legal jurisdiction which has rejected tort reform and has the highest cumulative average medical professional liability jury awards of any jurisdiction in the United States. NCRIC's success rests, among other factors, on its ability to successfully litigate claims, reduce its insured's loss exposure through effective risk management and provide its insureds with individualized service. Recognizing the value of NCRIC's insurance products, 98% of NCRIC's insureds renewed their policies in 1999. NCRIC believes that it successfully managed the medical professional liability insurance crisis of the early 1980's and has prospered since through a combination of physician governance and professional management expertise.

         Over the past four years, NCRIC has distributed a customer satisfaction survey. In 1999, 94% of those responding indicated that they were "always pleased" or "almost always pleased" with NCRIC's service. This measure increased in 1999 as comparable ratings for 1999 and 1998 were 94% and 92%, respectively.

         According to A.M. Best, in 1998 50% of the direct premiums written for physician and hospital professional liability insurance in the District of Columbia were written by NCRIC. In addition, during the year ended December 31, 1999, NCRIC generated 12% of its premiums in Maryland and Virginia. NCRIC's market share is less than 2% in each of these markets. As of December 31, 1999, NCRIC had approximately 1,530 medical professional liability policies outstanding in all of its markets. The majority of NCRIC's premiums are generated from individual and small-group practices, but it also has risk sharing programs with groups of physicians sponsored by metropolitan Washington, D.C. area hospitals. NCRIC primarily markets its products directly to its physician clients. NCRIC also markets its products through independent brokers and agents who produced 43% of new premiums in 1999 as compared to 2% in 1998.

         Medical professional liability insurance insures the physician or other healthcare provider against liabilities arising from the rendering of, or failure to render, professional medical services. NCRIC's policies are written on a claims-made basis and include legal defense against asserted professional liability claims.

         Our direct insurance premiums written and net income were $21.4 million and $2.5 million for the year ended December 31, 1999 and were $19.2 million and $2.5 million for the year ended December 31, 1998. As of December 31, 1999, NCRIC Group had $140.9 million in total assets and $35.8 million of total equity. Our historic results of operations may not be indicative of future operations. The operating results of medical professional liability insurers are subject to significant fluctuation which can result in net losses due to a number of factors, including:

o        adverse claims experience;

o        judicial trends;

o        changes in the investment and interest rate environment; and

o        general economic conditions.

         NCRIC believes it can best leverage its strengths and appeal to customers by maintaining conservatism in its financial accounts. In line with this philosophy, as of December 31, 1999, NCRIC has established, on a gross basis, $84.3 million in loss reserves. NCRIC believes that its loss reserves are adequate to meet losses. NCRIC's conservative estimation of loss reserves is demonstrated by its favorable loss developments in each year since 1990. These favorable loss developments have contributed significantly to NCRIC's reported earnings.

Practice management and financial services

         We believe that by developing a practice management and financial services business we will be able to diversify our operations while solidifying the already strong relationship NCRIC has with its existing insureds. If we successfully diversify into practice management and financial services, we will both increase our profits and provide NCRIC with an additional market for its core insurance products. NCRIC MSO was established in 1997 as our vehicle to provide practice management and financial services to physicians. NCRIC MSO's business strategy is to develop a range of practice management services which will give physicians the management expertise they need to conduct their practices without requiring them to relinquish ownership or control of their practices. NCRIC MSO intends to be a partner in whom physicians can rely to understand their problems and who has the foresight to develop services to fit their needs. In order to substantially accelerate its entry into the practice management, financial services and employee benefits markets, NCRIC MSO acquired HealthCare Consulting, HCI Ventures and Employee Benefits Services. Since the acquisition, NCRIC MSO has been doing business as HealthCare Consulting. On March 31, 1999, HealthCare Consulting, Inc. merged into NCRIC MSO.

Other NCRIC Group subsidiaries

         In addition to NCRIC, Inc. and NCRIC MSO operations, we have a Virginia insurance subsidiary, a reinsurance brokerage operation, an insurance agency, and a physicians organization.

         Commonwealth Medical Liability Insurance Company, a wholly-owned subsidiary of NCRIC, provides medical professional liability insurance in Virginia and other jurisdictions. Commonwealth Medical Liability Insurance Company was formed in 1989 and started writing policies in Virginia in 1991. Currently, Commonwealth Medical Liability Insurance Company is licensed to write policies in the District of Columbia, Virginia, Maryland, Delaware and West Virginia. Commonwealth Medical Liability Insurance Company's policies closely resemble NCRIC's policies except that insureds of Commonwealth Medical Liability Insurance Company do not become members of NCRIC, A Mutual Holding Company.

     National Capital Insurance Brokerage, Ltd., a wholly-owned subsidiary of NCRIC, was formed in 1984 to serve as NCRIC's domestic reinsurance broker. National Capital Insurance Brokerage, Ltd. has retained commission income which would otherwise have been paid to outside reinsurance brokers. This income has been used by NCRIC to offset other operating expenses. National Capital Insurance Brokerage, Ltd. has also played a critical role in restructuring NCRIC's reinsurance program to provide effective and comprehensive reinsurance coverage without reducing NCRIC's profitability.

         In 1989, NCRIC Insurance Agency, a wholly-owned subsidiary of NCRIC, acquired the life, health and disability insurance businesses of Medical Society Services, Inc. In 1992, NCRIC Insurance Agency also began offering property and casualty products. NCRIC Insurance Agency had commission income of $71,051 in 1999 compared to $81,573 in 1998. NCRIC Insurance

Agency's reduced income resulted from its limited success in developing new commission income and costs associated with a health insurance program it established in 1989. NCRIC Insurance Agency offers its products in the same markets as NCRIC. As an insurance agent, NCRIC Insurance Agency receives commissions for business it places for sponsored insurance companies. NCRIC Insurance Agency markets insurance products not underwritten by NCRIC. This permits NCRIC's core insureds to obtain a wider range of insurance products through NCRIC. NCRIC Insurance Agency's success to date has been modest.

         NCRIC Physicians Organization, Inc., a wholly-owned subsidiary of NCRIC MSO, manages a coalition of physicians working with hospitals and ancillary healthcare providers which contract with managed care payers as an exclusive healthcare provider network. NCRIC Physicians Organization began with approximately 600 physicians in 1994 and currently is, we believe, the only physician-governed healthcare provider network in the Washington, D.C. metropolitan area, with 980 physicians. Approximately 600 of NCRIC Physicians Organization's members are insureds of NCRIC. NCRIC Physicians Organization ended all of its contracts in 1999 and formed an agreement with American Medical Security to provide its network to a developing PPO health plan by AMS for the Washington, D.C. metropolitan area. NCRIC Physicians Organization also reached a settlement with AMS, effective October 1, 1999, that, in addition to the network agreement, will provide NCRIC Physicians Organization with $6,000 per month over the next 60 months. The fee of $6,000 is reduced by $0.75 for each subscriber who enrolls in the network plan.

Current healthcare environment

         The greatest challenge to physicians in the current healthcare marketplace is that physician revenues are declining, while the cost of delivery of medical services is rising. Since the early 1990's, health insurance companies and other third party payers, including the federal and state governments through Medicare and Medicaid, have increasingly favored a "managed care" form of reimbursement. Third party payers believe that managed care plans will result in lower healthcare costs because the managed care plan, rather than physicians, manage the delivery of healthcare services. Instead of a traditional fee-for-service payment structure, managed care generally requires the physician to provide medical services to potential clients at a significantly reduced reimbursement rate or for a fixed capitation payment, with the physician bearing the risk that the actual costs of medical services to individual groups of patients will exceed the capitation payment.

         An early response to managed care was the decision of national physician practice management companies or PPMCs, local hospital systems and health management organizations or HMOs to acquire numerous independent physician practices and form one large group under common ownership. Management believes that many PPMC and HMO acquisitions have failed due to the unwillingness of physicians to remain employees of practices they no longer controlled. Unsuccessful corporate restructuring by local hospital systems has resulted in additional failures. Many local hospital systems are currently attempting to control losses by divesting themselves of unprofitable physician practices.

         We believe that acquisitions of physicians' practices across divergent marketplaces prevented the larger groups from being closely integrated in any local market, an essential component of a successful medical practice. In addition, significant administrative fees and other costs were often imposed on acquired practices which were already facing revenue and expense constraints prior to being acquired. Conflicting goals on how physician services should be delivered frequently caused physicians to terminate their employment with the PPMC. We believe that we can take advantage of the changes in the physician marketplace as physicians unwind their PPMC and hospital-owned contracts and seek independent professional management and services without being in an employed situation. Our array of products and services allow groups to seek within their own cost constraints the level of needed services that add the most value and benefit to their income.

         Despite the inability of some PPMCs, local hospital systems and HMOs to operate profitably, managed care will continue to profoundly affect the practice of medicine. Solo and small group practitioners, in particular, may have difficulty surviving in the managed care healthcare environment, unless they can pool their resources to economically obtain the management expertise and resources necessary to reduce costs and remain profitable. Medical professional liability insurance costs are among the costs that physicians will seek to reduce. We anticipate that the stronger bargaining power of a group of physicians will enable these physicians to negotiate lower premium rates, thus reducing NCRIC's premium income. NCRIC intends to offset potential lower premium income from its traditional professional medical liability insurance products by providing products and services that appeal to the larger groups including:

o        creating new risk sharing structures for larger groups;

o managing the risks of the larger groups as one risk versus separate risks;

o providing claims and risk management services independently of its core insurance products on a fee basis;

o        offering insurance-related products for managed care exposure; and

o offering new liability products to address increasing governmental reform in areas of employment liability and compliance.

We have already begun implementing this strategy by entering into risk sharing arrangements with and providing risk management services to large groups of physicians sponsored by metropolitan Washington, D.C. hospitals. We wish to assist independent physicians to remain independent and financially successful. We do not intend to adopt the PPMC model of purchasing physician practices.

Our vision

         We intend to become a healthcare financial services organization which provides individual physicians and groups of physicians and other healthcare providers with economical high quality medical professional liability insurance and the practice management and financial services necessary for them to succeed in the managed care healthcare environment. We believe that we are well positioned to accomplish these goals because we have a loyal policyholder and management client base to build upon. The HealthCare Consulting acquisition substantially enhances our ability to provide independent physicians with essential practice management expertise.

         The current direct channels of distribution and the strong retention of clients by NCRIC and NCRIC MSO will assist us in cross-selling our expanded range of services and products. NCRIC will sell its medical professional liability products and services to some of NCRIC MSO's and its affiliates' approximately 1,100 physician clients which will expand NCRIC's geographic coverage area. Since the HealthCare Consulting acquisition closed on January 4, 1999, NCRIC has sold 15 medical malpractice insurance policies to clients of HealthCare Consulting and has provided quotes for an additional 46 policies.
NCRIC MSO has provided services to 26 NCRIC physicians through its Washington, D.C. operations and is currently provided billing, practice surveys, practice administration and personnel recruitment to 17 physicians in the Washington, D.C. market. In addition, a full range of services offered by NCRIC MSO is being marketed to the community at large and a dedicated marketing team has been deployed in the Washington, D.C. market.

         The HealthCare Consulting acquisition will also permit NCRIC to provide practice management and employee benefit services to its approximately 1,500 insureds. Together with the approximately 400 members of NCRIC Physicians Organization who are not insured by NCRIC since the completion of the HealthCare Consulting acquisition, we provide products and services to approximately 3,000 physicians.

Core insurance products

         NCRIC underwrites medical professional and office premises liability policy coverages for physicians, physician medical groups and clinics, managed care organizations and other providers in the healthcare industry. NCRIC currently issues policies on a claims-made basis. Claims-made policies provide coverage to the policyholder for claims occurring and reported during the period of coverage. NCRIC also offers prior acts insurance coverage to new insureds, subject to the new insureds meeting NCRIC's underwriting criteria. This coverage extends the effective date of claims-made policies to designated periods prior to the physician becoming an insured of NCRIC. Insureds are insured continuously while their claims-made policy is in force.

         Physician and medical group liability. NCRIC offers separate policy forms for physicians who are solo practitioners and for those who practice as part of a medical group or clinic. The policy issued to solo practitioners includes coverage for professional liability that arises in the medical practice and also for a number of "premises" liabilities that may arise in the non-professional operations of the medical practice, like slip and fall accidents. The professional liability insurance for solo practitioners and for medical groups provides protection against the legal liability of the insureds for injury caused by or as a result of the performance of patient treatment, failure to treat, failure to diagnose and related types of malpractice.

         Policy limits. NCRIC offers limits of insurance up to $5 million per claim, with up to a $7 million aggregate policy limit for all claims reported for each calendar year or other 12-month policy period. The most common limit is $1 million per claim, subject to a $3 million aggregate policy limit. Higher limits and excess coverage can also be written in conjunction with special reinsurance arrangements.

         Reporting endorsements. Reporting endorsements are offered for physicians terminating their policies with NCRIC. This coverage extends the period indefinitely for reporting future claims resulting from incidents occurring while a claims-made policy was in effect. The price of the reporting endorsement coverage is based on the length of time the insured has been covered by NCRIC. NCRIC provides free reporting endorsement coverage for insured physicians who die or become disabled so that they cannot practice their specialty during the coverage period of the policy and those who have been insured by NCRIC for at least five consecutive years, attain the age of 55 and retire completely from the practice of medicine.

         PracticeGuard. NCRIC has established a limited defense reimbursement benefit for proceedings by governmental and disciplinary boards. NCRIC provides this coverage to its insureds automatically without a surcharge. PracticeGuard provides legal counsel to defend licensure actions brought by the District of Columbia or a State Medical Licensing Board, actions involving medical staff credentialing committees, actions to remove physicians from participation in a managed care plan and actions to limit participation in government programs like Medicare and Medicaid.

         NCRIC expanded PracticeGuard in 1999 to offer coverage for Medicare and Medicaid fraud and abuse liability to physicians and hospitals. This coverage provides up to $1 million in coverage, inclusive of the cost of civil defense, penalties and fines, but provides no coverage should a physician or hospital be found criminally liable. This coverage was not a significant source of revenue in 1999.

         Managed care organization errors and omissions. NCRIC has recently introduced a policy for managed care organizations that provides coverage for liability arising from the errors and omissions in managed care operations, for the vicarious liability of a managed care organization for the acts or omissions of non-employed physician providers, and for liability of directors and officers of a managed care organization. These policies are issued on a claims-made basis. The annual aggregate limits of coverage under the current managed care organization policies issued by NCRIC are currently $2 million. Through NCRIC's reinsurance arrangements, it has the capacity to write managed care organization policies with aggregate limits of up to $10 million. Managed care organization policies were not a significant source of revenue in 1999.

         Program for physicians who do not meet usual underwriting standards. NCRIC also has a program for physicians who do not meet some of NCRIC's usual underwriting standards. NCRIC carefully evaluates the additional risk it assumes when it insures these physicians. A surcharge is applied to the premiums of these physicians to compensate NCRIC for the higher level of risk NCRIC is assuming. NCRIC monitors the activities of these insureds more closely than those of its other insureds and attempts to rehabilitate these insureds through risk management training. This program was not a significant source of revenue in 1999.

         Direct premiums. The following table summarizes NCRIC's physician and medical group professional liability direct annual premiums under policies in effect as of February 9, 2000.


                                                 Direct Premiums   Percentage of
Group Size                                         Written             Total
                                                   --------            -----
                                                  (in thousands)


Solo practitioner physicians ................      $ 8,340               40%
Groups with two physicians ..................        1,172                6
Groups with three or more physicians ........        5,748               28
Sponsored Programs, including risk sharing ..        5,560               26
                                                   -------          -------

        Total ...............................      $20,820              100%
                                                   =======          =======


         Occurrence basis policies. Until July 1, 1986, NCRIC issued policies on an occurrence basis. Occurrence policies provide coverage to the policyholder for all losses incurred during the policy year regardless of when the claims are reported. As of December 31, 1999, NCRIC has loss and LAE reserves in the amount of $8.3 million in connection with its potential liability under occurrence policies.

Maintenance and expansion of core insurance products

         NCRIC's future success rests on its ability to ensure that its core insurance products continue to meet the needs of existing insureds and other healthcare providers. Growth and retention of NCRIC's core insurance business in a managed care environment will be sought through expanding NCRIC's relationship with larger groups of physicians and developing appropriate risk financing vehicles for larger groups. The key elements of NCRIC's strategy to compete effectively and create profitable long-term growth for its core insurance products are the following:

         Maintain its strong franchise or close relationship with the District of Columbia metropolitan area medical community. National Capital Reciprocal Insurance Company was founded in 1980 with the strong support of the Medical Society of the District of Columbia and the District of Columbia's physicians. NCRIC maintains the exclusive endorsement of the Medical Society of the District of Columbia, as well as that of the Virginia-based Arlington County Medical Society. NCRIC's endorsement agreement with the Medical Society of the District of Columbia requires NCRIC, A Mutual Holding Company to reserve a seat on its board of directors for an individual nominated by the Medical Society of the District of Columbia. NCRIC plans to increase its direct business activity in its core markets by implementing a joint marketing plan with the Medical Society of the District of Columbia and other metropolitan area medical societies.

         NCRIC has set a target of at least a 95% annual retention rate for its core insurance business in the future. The articles of incorporation of NCRIC, A Mutual Holding Company and NCRIC require that at least two-thirds of the members of their respective boards of directors be physicians. This direct involvement of physicians enables NCRIC to better understand medical practice patterns, claims, customer needs and other relevant matters. It also strengthens NCRIC's ties with the physician community.

         Enhance insurance product offerings to increase sales and strengthen ties with physicians. NCRIC has developed other insurance products in addition to its core medical professional liability insurance offerings. These products include comprehensive premises liability coverage for medical offices and NCRIC PracticeGuard.

         New products. NCRIC's current new product initiatives include expanding its dental professional liability offerings and providing claims and risk management services independently of its core insurance on an "unbundled" basis. Dental professional liability insurance policies will insure the dentist against liabilities arising from the rendering of, or failure to render, professional dental services. Policies will also include coverage for a dentist's office and equipment. NCRIC's goal is to provide dentists with comprehensive insurance coverage for their practices. NCRIC's dental policies will be offered through direct selling by NCRIC and through brokers and agents. If NCRIC expands into areas where it is inexperienced, NCRIC will have to attract and retain qualified personnel. Competition for qualified personnel may be intense, and NCRIC may be unable to attract and retain qualified persons.

         Expand geographically. NCRIC intends to leverage off of its strong franchise in the District of Columbia area and its extensive claims and risk management expertise to expand into nearby states. It has recently expanded into Virginia and Maryland. According to A.M. Best, in 1998, these states, together with West Virginia and Delaware, where NCRIC has recently been licensed, produced $300 million in medical professional liability direct premiums written. NCRIC is also pursuing potential expansion opportunities in other Mid-Atlantic states.

         Grow through strategic acquisitions. NCRIC believes that consolidation will continue in the medical professional liability insurance industry. This may give rise to opportunities for NCRIC to make strategic acquisitions to expand its business, product offerings and geographic scope. As a result of the reorganization, NCRIC is better positioned to make acquisitions, since it has greater access to capital and can issue stock in connection with an acquisition. In addition, NCRIC intends to diversify into other healthcare-related enterprises through strategic acquisitions like the HealthCare Consulting acquisition. NCRIC may be unable to acquire other medical professional liability insurers or other physician practice management companies. An unsuccessful or poorly performing acquisition could have a material adverse effect on NCRIC's business or financial results. NCRIC has no current acquisition plans.

         Brokers and agents. NCRIC must develop distribution channels in its new markets and for its new products. This will increase NCRIC's dependence on insurance brokers and other intermediaries. There is also a possibility that brokers and other intermediaries will be unwilling to offer NCRIC's products or that they will only do so if NCRIC contractually agrees not to directly market NCRIC's policies to clients of the insurance broker.

         Maintain conservative balance sheet and strong ratings. Management believes that existing and prospective clients evaluate, among other factors, the financial strength of NCRIC in any decision regarding the purchase of medical liability coverage.

         Use legal and risk management expertise to vigorously reduce loss costs. NCRIC's experience with, commitment to and focus on medical professional liability insurance for 20 years has allowed it to develop strong knowledge of the local healthcare and legal environments and to build an extensive database of medical professional liability claims experience. NCRIC uses this expertise to select and price risks, to provide risk management services to prevent or reduce the severity of losses and to aggressively defend against unjustified claims or excessive settlement demands.

         Build on direct distribution by adding sales from broker/agent channel. NCRIC's traditional direct distribution in the District of Columbia has held down expenses and provided closer ties to its insureds than is usually obtained through an intermediary. Direct distribution provided 93% of NCRIC's renewal premiums in 1999. Of premiums received from new insureds, 57% were obtained through direct distribution and 43% through brokers and independent agents. NCRIC believes it can further improve new business through greater use of brokers and independent agents, both in connection with geographic expansion and in marketing to larger healthcare providers. To this end, NCRIC intends to develop relationships with selected brokers who have demonstrated expertise in the medical professional liability insurance market.

HealthCare Consulting

         On January 4, 1999, NCRIC Group acquired all of the outstanding shares of HealthCare Consulting, Inc. and all of the outstanding membership interests of HealthCare Consulting's affiliate, HCI Ventures. NCRIC Group also purchased all of the assets of Employee Benefits Services, an employee benefits company formed by the three stockholders of HealthCare Consulting. NCRIC Group assumed all of the liabilities of HealthCare Consulting, HCI Ventures and those relating to the assets of Employee Benefits Services. HealthCare Consulting has been merged into NCRIC MSO, and HCI Ventures has become a wholly-owned subsidiary of NCRIC MSO. HealthCare Consulting and Employee Benefits Services continue to operate as divisions of NCRIC MSO. The HealthCare Consulting acquisition will greatly enhance NCRIC's ability to provide practice management services, employee benefit services and financial services to physicians in the Washington, D.C. metropolitan area and throughout the Mid-Atlantic region.

         HealthCare  Consulting.   Since  1978,  HealthCare  Consulting  or  its
predecessor has provided practice management services, accounting and tax services and personal financial planning services to medical and dental practices throughout the Mid-Atlantic region. HealthCare Consulting offers its clients extensive experience and expertise in:

o        practice management;

o        managed care contracting;

o        information systems implementation;

o        practice evaluations;

o        billing and collections;

o        personnel;

o        practice structure; and

o management and market recognition among key players in the healthcare industry.

HealthCare Consulting has offices in Lynchburg, Virginia; Richmond, Virginia; Fredericksburg, Virginia; Washington, D.C.; and Greensboro, North Carolina. HealthCare Consulting has been doing business in Greensboro, North Carolina since September 1, 1993. It offers the same services in Greensboro as in its other locations. HealthCare Consulting's Greensboro operations accounted for approximately 19% of its 1999 revenues. As of December 31, 1999, HealthCare Consulting had approximately 46 employees, of whom 19 served as practice management consultants.

The following table indicates the sources of HealthCare Consulting's revenues during the past three calendar years:



                                                                1999          1998            1997
                                                               ------        ------          -----

         Practice Management............................        46.2%         48.9%          46.1%

         Accounting and Tax.............................        35.8          32.1           32.4

         Personal Financial Planning....................        13.0          13.2           10.3

         Other..........................................         5.0           5.8           11.2
                                                               -----         -----          -----

              Total.....................................        100%          100%           100%
                                                               =====         =====          =====

         HCI Ventures. HCI Ventures provides start-up capital to newly-formed management services organizations. HCI Ventures owns interests ranging from 5% to 20% in four management services organizations: Middle Fork MSO, L.L.C.; Central Virginia MSO, L.L.C.; Southwest Virginia MSO, L.L.C.; and Mid-Atlantic MSO-FBG, L.L.C. Created in 1997, HCI Ventures allows HealthCare Consulting to have an equity ownership interest in the various management services organizations for whom HealthCare Consulting provides practice management services. HCI Ventures' income has not been material.

         Employee  Benefits   Services.   Employee  Benefits  Services  provides
employee benefits services, plan design, plan administration and plan asset accounting to approximately 300 clients in the Mid-Atlantic region. The principal assets that NCRIC MSO acquired from Employee Benefits Services were its established client base and the systems it had developed to service its clients. Employee Benefits Services also manages documentation and required forms filings. Over 80% of HealthCare Consulting's physician practice clients who qualify for plan administration services utilize Employee Benefits Services as their employee benefit plan administrator. While Employee Benefits Services initially provided services only to healthcare businesses, currently over 45% of its clients are non-healthcare related. As of December 31, 1999, Employee Benefits Services had thirteen employees.

         The  following  table  indicates  the  sources  of  Employee   Benefits
Services' revenues during the past three years:

                                                       1999     1998      1997
                                                       ----     ----      ----

         Retirement Plan Accounting and
         Administration..........................       91%       90%       89%

         Employee Benefit........................        9        10        11
                                                      ----      ----      ----

              Total..............................      100%      100%      100%
                                                      ====      ====      ====

The Reorganization

         On April 20, 1998, the board of governors of National Capital Reciprocal Insurance Company adopted the plan of reorganization, which authorized the reorganization. The Commissioner of Insurance and Securities held a public hearing on the reorganization on September 9 and 10, 1998. The plan of reorganization was approved by National Capital Reciprocal Insurance Company's members on September 16, 1998. The Commissioner of Insurance and Securities approved the plan of reorganization on November 25, 1998, and the plan of reorganization became effective on December 31, 1998.

         The reorganization authorized National Capital Reciprocal Insurance Company to form NCRIC, A Mutual Holding Company as a mutual insurance holding company and to convert into NCRIC, a stock medical professional liability insurance company. Through a series of stock transfers effected in connection with the reorganization, NCRIC, A Mutual Holding Company owns all of the outstanding shares of NCRIC Holdings, Inc., which owns all of the outstanding shares of NCRIC Group, which owns all of the outstanding shares of NCRIC, Inc. and NCRIC MSO. District of Columbia law provides that NCRIC, A Mutual Holding Company must at all times own, directly or indirectly, a majority of the outstanding voting stock of NCRIC, Inc.

         In  his  order  approving  the  reorganization,   the  Commissioner  of
Insurance and Securities imposed various conditions including the following:

         o At least two-thirds of the members of the boards of directors of NCRIC, A Mutual Holding Company and NCRIC must at all times be policyholders of NCRIC, Inc.

         o NCRIC, A Mutual Holding Company, NCRIC Holdings, Inc., NCRIC Group and NCRIC, Inc. are prohibited from pledging assets having an aggregate value in excess of 49% of the equity of NCRIC, Inc., based on the most recent financial statements prepared and calculated in accordance with statutory accounting principles, without the prior approval of the Commissioner of Insurance and Securities.

         o NCRIC Group must first utilize funds raised from capital sources, if needed in the best judgment of the board of directors of NCRIC, A Mutual Holding Company, to improve the quality of NCRIC, Inc.'s medical professional liability insurance product, maintain its competitive pricing structure and ensure the stability and longevity of NCRIC, Inc.

         o The Department of Insurance and Securities Regulation retains regulatory authority over NCRIC Group, NCRIC Holdings, Inc. and any other intermediate holding companies that may in the future be inserted between NCRIC, A Mutual Holding Company and NCRIC, Inc.

         o NCRIC may not, without approval of the Commissioner of Insurance and Securities, by way of an acquisition or investment in a subsidiary, or otherwise, diversify out of the healthcare and insurance fields.

         o In the event that NCRIC Group makes an initial public offering, the terms of the proposed offering must be submitted to the Department of Insurance and Securities Regulation for its prior approval in the form of an order from the Commissioner of Insurance and Securities. On January 27, 1999, the Commissioner of Insurance and Securities issued an order approving the subscription, community and syndicated community offerings subject to NCRIC Group's registration statement being declared effective by the Securities and Exchange Commission.

Regulation of NCRIC, A Mutual Holding Company after the reorganization

         NCRIC, A Mutual Holding Company, as a mutual insurance holding company organized in the District of Columbia, is subject to regulation at a level substantially equal to that of a District of Columbia domestic insurance company. The Commissioner of Insurance and Securities retains jurisdiction over NCRIC, A Mutual Holding Company, NCRIC Holdings, Inc., NCRIC Group and NCRIC, Inc. to assure that policyholders' interests are protected.

Conversion of NCRIC, A Mutual Holding Company to the stock form of organization

         District of Columbia law provides that NCRIC, A Mutual Holding Company may fully demutualize, which is a conversion from a mutual holding company form of organization to a stock form of organization. NCRIC, A Mutual Holding Company's Board of Directors has no current intention or plan to undertake a full demutalization. If a full demutualization does not occur, then NCRIC Group will always be controlled by NCRIC, A Mutual Holding Company, its majority stockholder.

         Under District of Columbia law, if a full demutalization occurs, eligible policyholders would receive the right to subscribe for additional shares of the new stock holding company that would be formed in the full demutualization. By order dated January 27, 1999, the Commissioner of Insurance and Securities stated that in a full demutualization, each share of common stock outstanding and held by persons other than NCRIC, A Mutual Holding Company would be converted automatically into shares of common stock of the new stock holding company. Specifically, the number of shares that each stockholder would receive would be determined under an exchange ratio that ensures that after the transaction, the percentage of the to-be outstanding shares of the new stock holding company received by a stockholder in exchange for his or her common stock equals the percentage of the outstanding shares of common stock owned by the stockholder immediately prior to the full demutualization. To date, the Commissioner of Insurance and Securities has not issued regulations regarding the conversion of a District of Columbia mutual holding company to stock form, and there is a risk that any regulations will not be effective when NCRIC, A Mutual Holding Company may wish to undertake a full demutualization. Moreover, there is a risk as to what form any regulations may take and what conditions the Commissioner of Insurance and Securities may impose on a full demutualization of NCRIC, A Mutual Holding Company.

         Under legislation recently approved by the Council of the District of Columbia, prior to the implementation of a proposed full demutualization, a tender offer for more than 50% of the outstanding shares of the corporation is prohibited unless approved by the Commissioner of Insurance and Securities.

Governance of NCRIC

         An order of the District of Columbia Commissioner of Insurance and Securities requires that at least two-thirds of the members of NCRIC, A Mutual Holding Company's board of directors be NCRIC, Inc. policyholders. Currently, there are three non-policyholders on NCRIC, A Mutual Holding Company's 18-member board of directors. In addition, 7 of 10 members of NCRIC Group's and NCRIC Holdings' boards of directors and 6 of 8 members of NCRIC, Inc.'s board of directors are currently policyholders of NCRIC, Inc. As the number of non-policyholders on NCRIC's various boards of directors is limited, there is a risk that if the interests of policyholders and stockholders conflict, the interests of policyholders will prevail to the detriment of stockholders.

Marketing and policyholder services

         NCRIC markets directly to its insureds through eight employees providing sales solicitation and communications services. NCRIC markets directly to solo practitioner physicians and other prospective insureds through its relationships with medical associations, referrals by existing insureds, advertisements in medical journals, the presentation of seminars on timely topics for physicians and direct solicitation to licensed physicians. NCRIC attracts new physicians through special rates for medical residents and discounts for physicians just entering medical practice. In addition, NCRIC participates as a sponsor and participant in various medical group and hospital administrators' programs, medical association and specialty society conventions and similar programs. NCRIC believes that this personal, comprehensive approach to marketing is essential to providing medical professional liability insurance, where special knowledge and experience are a prerequisite.

         In addition to these direct marketing channels, NCRIC sells its products through independent brokers and agents who produced 3% of NCRIC's renewing premiums in 1999; however, of new business written in 1999, this marketing channel produced 43% of new premiums. Healthcare institutions frequently prefer brokers over direct solicitation when they purchase medical professional liability insurance. Therefore, NCRIC believes that developing its broker relationships in Virginia, Maryland, West Virginia and Delaware is important to grow its market share. NCRIC selects brokers and agents that it believes have demonstrated growth and stability in the medical professional liability insurance industry, strong sales and marketing capabilities, and expertise in selling medical professional liability insurance. Brokers and agents receive market rate commissions and other incentives averaging 7% based on the business they produce. NCRIC strives to maintain relationships with those brokers and agents who are committed to promoting NCRIC's products and are successful in producing business for NCRIC.

         NCRIC also has a policyholder services department that provides account information to all insureds and maintains relationships with the small medical groups and solo practitioners insured by NCRIC. Each of these smaller insureds has a designated client service representative who can answer most inquiries and, in other instances, can provide the insured with immediate access to the person with expertise in a particular department. For hospitals and large and mid-size medical groups, NCRIC has an account manager assigned to each group who heads a service team comprised of underwriting, risk management and claims management representatives, each of whom may be contacted directly by the policyholder for prompt response.

Risk management

         NCRIC provides risk management services that are designed to reduce potential loss exposures. Information about methods of implementing risk reduction measures is disseminated to insureds to both reduce potential loss exposures and improve medical practice. The Risk Management Committee, comprised of physicians representing various medical specialties, assists the risk management department to identify loss trends in the local and national markets. Through these efforts, NCRIC is able to present topical loss prevention programs.

         The majority of NCRIC's claims result, in part, from a physician's failure to adequately communicate or document their medical care. NCRIC addressed these topics as well as others in its 1999 Risk Management Seminar Educational Program. The "Basic Risk Management Principles" and "Continuing Risk Management Principles" seminars both highlighted the topics of documentation and communication. Emerging risks arising from medical topics were addressed in "Minimally Invasive Surgery: Clinical and Risk Issues" and "Medication Issues:
The Impact of New Alternative Medications."

         Recognizing that the risks of some specialties are quite different from others, specialty specific seminars were presented for physicians in OB/GYN, Radiology, Pathology and Ophthalmology. In addition, seminars were also presented for the physician's office staffs, as they can play a large part in helping to reduce risk and improve care rendered in the office.

         In 1999, 62% of NCRIC's insureds attended risk management seminars, earning continuing medical education credits.

         NCRIC also produces a quarterly newsletter to advise insureds of emerging risks and additional topics of interest. When immediate dissemination of information is warranted, a risk management alert is distributed. NCRIC's risk management staff is also available for consultation with insureds on an individual basis to review issues which may arise in the insured's practice.

         The risk management department conducts physician office visits on both a voluntary and involuntary basis. Risk management reviews are also performed at the request of the underwriting and claims committees. Once the reviews have been completed, a report is provided to the requesting committee.

          NCRIC also provides office assessments for physicians on a voluntary basis, consisting of an on-site visit with review of medical records and office practices. Feedback is given to the physicians at a meeting with them where suggestions are made to reduce risk factors in their office.

         Risk management services also supplement NCRIC's marketing efforts. The value added services that are provided augment the claims and policyholder services NCRIC maintains.

         NCRIC also intends to begin offering its risk management services independently of its core insurance products. Healthcare providers, like hospitals and large clinics who self insure will be able to purchase risk management services directly from NCRIC. The risk management services will be offered through direct marketing efforts and by agents and brokers to their larger self-insured accounts.

Claims and litigation experience

         The claims department of NCRIC is responsible for claims investigation, establishment of appropriate case reserves for loss and LAE, defense planning and coordination, monitoring of attorneys engaged by NCRIC to defend a claim and negotiation of the settlement or other disposition of a claim. NCRIC's policy obligates it to provide a defense for its insureds in any suit involving a medical incident covered by its policy, which is in addition to the limit of liability under the policy. Medical professional liability claims often involve the evaluation of highly technical medical issues, significant injuries and conflicting expert opinions. In most cases, the person bringing the claim against the physician is already represented by legal counsel when NCRIC learns of the potential claim.

         NCRIC emphasizes early evaluation and aggressive management of claims. When a claim is reported, claims department professionals complete an initial evaluation and set the initial reserve. After a full evaluation of the claim has been completed, which generally occurs within seven months, the initial reserve may be adjusted.

         As of December 31, 1999, NCRIC had approximately 274 open cases with an average of 61 cases being handled by each claims representative. The claims representatives at NCRIC are all certified paralegals who have on average approximately 12 years of experience with NCRIC and an average of 12 years of prior experience handling medical professional liability cases. NCRIC limits the number of claims handled by each representative to approximately 70 cases. Management believes that by limiting the case loads of its claims representatives, all of its insureds who face claims will receive personalized, professional service, thus enabling claims to be thoroughly investigated, well-managed and, if they have merit, quickly resolved.

         NCRIC retains locally-based attorneys specializing in medical professional liability defense to defend claims. NCRIC also obtains the services of medical experts who are leaders in their specialties and who bring integrity, credibility and expertise to the litigation process.

         NCRIC's claims committee is composed of eight physicians from various specialties including anesthesiology, general surgery, neurosurgery, obstetrics, internal medicine and radiology. The claims committee meets monthly to provide evaluation and guidance on claims. The multi-specialty approach of these physicians adds a unique perspective to the claims handling process in that there is an opportunity to obtain the opinions of several different specialists meeting to share their expertise and experience in the area of liability evaluation and general peer review. This service is invaluable to the claims representatives and insureds as it provides in-depth analysis of claims.

         Federal law requires that any claim payment, regardless of amount, be reported to a national practitioner data bank which can be accessed by various state licensing and disciplinary boards, hospitals, other healthcare entities and professional societies. Thus, the physician is often placed in a difficult position of knowing that a settlement may result in the initiation of a disciplinary proceeding or some other impediment to the physician's ability to practice. The claims department staff must be able to fully evaluate considerations of settlement or trial and effectively communicate NCRIC's recommendation to its insured. NCRIC may investigate a claim and, with the written consent of the named insured, settle any claim or suit as it deems expedient. In the event the named insured and NCRIC fail to agree that a claim or suit should be settled, either party may request a review and decision by a peer review panel selected in accordance with established NCRIC procedures.

         District of Columbia Superior Court rules impact NCRIC's claims handling, particularly in the area of claims handling expenses. The discovery period, during which the plaintiff's case must be discerned and, in conjunction with an attorney, the defense developed, generally takes place over a six- to eight-month period of intense activity, which increases claims handling expenses. The court-imposed mediation process has not proven to successfully resolve NCRIC's cases in part because the volunteer mediators are frequently plaintiffs' attorneys. Trials are being set about one to one and a half years from the date of service of the complaint. Despite obstacles presented by the legal environment, management believes its aggressive claims handling procedures effectively assist NCRIC to reduce losses and obtain favorable results.

         Proactive approaches to reducing NCRIC's exposure and improving its favorable results include the annual claims/legal seminar at which defense attorneys retained by NCRIC are present for coordination, discussion and presentations on all aspects of claims handling.

         Claims closed in the 36-month period from January 1997 through December 1999 resulted in 13% of cases closed with indemnity payment and 87% of cases closed with no payment. Indemnity payments during this three-year period totaled $22.7 million, with an average payment per paid claim of $246,786.

         Trial results for the 36-month period from January 1997 through December 1999 reveal that of the 66 cases tried, 45, or 68%, were won by NCRIC, 12 trials resulted in verdicts for the plaintiff, 8 ended in hung juries, and one was settled. Of the 12 plaintiff verdicts, 6 awarded amounts in excess of NCRIC's $500,000 retention. Trial results for 1999 reveal that of the 26 cases tried, 7, or 27%, resulted in plaintiff verdicts, 12 cases in defense verdicts, and 5 ended in mistrials or hung juries which will need to be retried, and two cases were settled.

Underwriting

         NCRIC's underwriting committee consists of 12 physicians, all of whom are insureds of NCRIC. Members of the committee are not employees of NCRIC, but receive compensation for their services on the committee. In addition to the underwriting committee, NCRIC has an underwriting department consisting of three underwriters and two technical and administrative assistants. NCRIC believes that this combination of medical professionals and insurance industry professionals gives NCRIC a competitive advantage in underwriting services. The physicians on the underwriting committee are able to assist the underwriting department's insurance professionals by applying their medical knowledge to better assess risk.

         NCRIC's underwriting department is responsible for the evaluation of applicants for medical professional liability coverage, the issuance of policies and the establishment and implementation of underwriting standards for all of the coverages underwritten by NCRIC. The underwriting department provides information to the underwriting committee to assist the physicians on the committee in making their decisions.

         NCRIC follows what it believes to be consistent and conservative procedures with respect to the issuance of all physician professional liability policies. Each applicant or member of an applicant medical group is required to complete a detailed application that provides a personal and professional history, the type and nature of the applicant's professional practice, information relating to specific practice procedures, hospital and professional affiliations and a complete history of any prior claims and incidents. NCRIC performs its own independent verification of these matters and conducts an investigation to determine if there are any lawsuits that may not have been disclosed in the application.

         NCRIC performs a continuous process of reunderwriting its insured physicians. Information concerning physicians with large losses, a high frequency of claims or changing or unusual practice characteristics is developed through renewal applications, claims and risk management reports. Each year, NCRIC also sends current practice questionnaires to all of its insured physicians. These questionnaires request information similar to that submitted in connection with the physician's original application for insurance, and are designed to detect any changes in the specialty or practice characteristics of the physician that may require a higher or lower premium rate or possible non-renewal of insurance.

         The underwriting department submits all recommendations for premium surcharges or non-renewal to the underwriting committee for a final decision. Physicians have the right to seek reconsideration of surcharges by NCRIC's board of directors, although to date, every request for reconsideration has resulted in the underwriting committee's decision being upheld. As insureds are often more comfortable discussing claims and practice issues with their peers, NCRIC has found that physician interchange with the committee is a strength of NCRIC.

Rates

         NCRIC establishes, through its management and independent actuaries, rates and rating classifications for its physician and medical group insureds based on the loss and LAE experience it has developed over the past 19 years and the loss and LAE experience for the entire medical professional liability market. NCRIC has various rating classifications based on practice location, medical specialty and other factors. NCRIC utilizes various discounts, including discounts for part-time practice, physicians just entering medical practice, claim-free insureds and risk management participation. Most discounts are designed to encourage lower risk physicians to insure with NCRIC. Total discounts granted to a policyholder cannot exceed 25% of the policyholder's premium. Effective rates equal NCRIC's base rate, less any discounts and renewal credits provided to the insured. NCRIC utilizes national data in developing rates for managed care, since the data for managed care organization errors and omissions liability is extremely limited, as tort exposures for these organizations are only recently beginning to develop.

         NCRIC's base rates remained unchanged in 1999, increased 6% in 1998 and were unchanged in 1997. NCRIC did not raise rates for renewals in 2000 due to the favorable terms of the new reinsurance program. NCRIC established its rates based on its previous loss experience, loss expense adjustments, anticipated policyholder discounts and NCRIC's fixed and variable expenses.

         Since 1993, National Capital Reciprocal Insurance Company has authorized renewal premium dividend credits to insureds who renew their policies. Renewal credits are a premium credit on the renewal policy's premium. Renewal credits stabilize policyholder premiums and improve NCRIC's competitive position relative to other insurers by encouraging policyholder renewals. For accounting purposes, renewal credits are accrued for the period declared as a reduction of premium income. NCRIC's insureds are not automatically entitled to renewal credits and only renewing insureds receive renewal credits. National Capital Reciprocal Insurance Company has in the past, and NCRIC will in the future, consider general insurance market conditions as well as the previous years' loss and loss adjustment expenses in determining whether or not to authorize renewal credits and the amounts of any renewal credits.

          Since 1993, NCRIC authorized renewal credits of the following amounts:


                                   Percentage of Earned
                    Year             Renewal Premiums                 Amount
                    ----             ----------------                 ------
                    1999                    10%                     $1,068,940

                    1998                   12.5                      1,888,794

                    1997                    16                       2,245,918

                    1996                    10                       1,452,308

                    1995                    10                       1,560,907

                    1994                    10                       1,806,405

Risk sharing arrangements

         Since its inception, NCRIC has maintained good relationships with various hospitals in the Washington, D.C. metropolitan area which has led to the creation of integrated risk sharing programs for groups of physicians practicing at these hospitals. By entering into a risk sharing arrangement, physicians practicing at a hospital will pay lower individual premiums if the physicians in their hospital group, taken as a whole, have favorable loss experience and comply with risk management protocols. Under a risk sharing arrangement, physicians receive an initial premium reduction or credit. At the end of the calendar year covered by the premium, a review of the actual loss experience of the physician group is completed. Should the group's loss experience be unfavorable, NCRIC will require additional premium payments to offset the unfavorable losses.

         Another type of risk sharing arrangement offered by NCRIC involves the initial funding of a portion of a premium being held by NCRIC to pay losses. In this type of arrangement, NCRIC receives its full gross premium, less applicable credits otherwise granted, and pays losses from the amount being held; thereafter, any remaining funds are returned to the insured should a review of actual loss experience show favorable loss experience.

         Risk sharing arrangements help lower NCRIC's risk associated with medical care provided by the hospital's attending physicians. The arrangements also establish a cost-effective source of professional liability coverage for physicians participating in the program.

Loss and LAE reserves

         The determination of loss and LAE reserves involves projection of ultimate losses through an actuarial analysis of the claims history of NCRIC and other medical professional liability insurers, subject to adjustments deemed appropriate by NCRIC due to changing circumstances. Included in its claims history are losses and LAE paid by NCRIC in prior periods, and case reserves for losses and LAE developed by NCRIC's claims department as claims are reported and investigated. Actuaries rely primarily on historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience despite the uncertainties in loss trends and the delays in reporting and settling claims. As additional information becomes available, the estimates reflected in earlier loss reserves may be revised. Any increase or decrease in the amount of reserves, including reserves for insured events of prior years, would have a corresponding adverse or beneficial effect on NCRIC's results of operations for the period in which the adjustments are made.

         NCRIC's estimates of the ultimate cost of settling the claims are based on:

         o        information then known;

         o        predictions of future events;

         o        estimates of future trends in claims frequency and severity;

         o        predictions of future inflation rates;

         o        judicial theories of liability;

         o        judicial interpretations of insurance contracts;

         o        legislative activity; and

         o        other factors.


         The inherent uncertainty of establishing reserves is greater for medical professional liability insurance because lengthy periods may elapse before notice of a claim or a determination of liability. Medical professional liability insurance policies are "long tail" policies which means that claims and expenses may be paid over a period of 10 or more years. This is longer than most property and casualty claims. As a result of these long payment periods, trends in medical professional liability policies may be slow to emerge, and NCRIC may not promptly recognize underlying loss trends to modify its underwriting practices and change its premium rates to reflect changed trends. Finally, changes in the practice of medicine and healthcare delivery, like the emergence of new, larger medical groups that do not have an established claims history, and additional claims resulting from restrictions on treatment by managed care organizations, may not be fully reflected in NCRIC's underwriting and reserving practices.

         NCRIC's independent actuaries review NCRIC's reserves for losses and LAE periodically and prepare semi-annual reports that include a recommended level of reserves. NCRIC considers this recommendation as well as other factors, like loss retention levels and anticipated or estimated changes in frequency and severity of claims, in establishing the amount of its reserves for losses and LAE. NCRIC continually refines reserve estimates as experience develops and claims are settled. Medical professional liability insurance is a line of business for which the initial loss and LAE estimates may change significantly as a result of events occurring long after the reporting of the claim. For example, loss and LAE estimates may prove to be inadequate because of sudden severe inflation or adverse judicial or legislative decisions.

         Activity in the liability for unpaid losses and LAE is summarized as follows:

                                                                      Year Ended December 31,
                                                          ------------------------------------------
                                                           1999              1998              1997
                                                           ----              ----              ----
                                                          ------------------------------------------
                                                                               (in thousands)

Balance, beginning of year .....................         $ 84,595          $ 72,031          $ 68,101

   Less reinsurance recoverable on unpaid claims           24,546            17,077            14,679
                                                         --------          --------          --------
Net balance ....................................           60,049            54,954            53,422
                                                         --------          --------          --------

   Incurred related to:
        Current year ...........................           20,795            19,140            19,444
        Prior years ............................           (7,928)           (3,463)           (3,853)
                                                         --------          --------          --------
            Total incurred .....................           12,867            15,677            15,591
                                                         --------          --------          --------

   Paid related to:
        Current year ...........................              817             1,247             1,867
        Prior years ............................           13,632             9,335            12,192
                                                         --------          --------          --------
                           Total paid ..........           14,449            10,582            14,059
                                                         --------          --------          --------

   Net balance .................................           58,467            60,049            54,954

   Plus reinsurance recoverable on unpaid
   claims ......................................           25,815            24,546            17,077
                                                         --------          --------          --------

Balance, end of year ...........................         $ 84,282          $ 84,595          $ 72,031
                                                         ========          ========          ========

The amounts shown above and the reserve for unpaid losses and LAE on the chart located on the next page are presented in conformity with generally accepted accounting principles.

         The following table reflects the development of reserves for unpaid losses and LAE for the years indicated, at the end of that year and each subsequent year. The first line shows the reserves, as originally reported at the end of the stated year. Each calendar year-end reserve includes the estimated unpaid liabilities for that coverage year and for all prior coverage years. The section under the caption "Cumulative Liability Paid Through End of Year" shows the cumulative amounts paid through each subsequent year on those claims for which reserves were carried as of each specific year end. The section under the caption "Re-estimated Liability" shows the original recorded reserve as adjusted as of the end of each subsequent year to reflect the cumulative amounts paid and any other facts and circumstances discovered during each year. The line "Redundancy (deficiency)" sets forth the difference between the latest re-estimated liability and the liability as originally established. The years 1991 through 1998 are presented on a direct basis consistent with Statement of Financial Accounting Standards No. 113. The years prior to 1991 are presented net of reinsurance. We are unable to generate the table on a direct basis for those years because NCRIC's records were maintained on a net basis.

         The table reflects the effects of all changes in amounts of prior periods. For example, if a loss determined in 1995 to be $100,000 was first reserved in 1988 at $150,000, the $50,000 favorable loss development, being the original estimate minus the actual loss, would be included in the cumulative redundancy in each of the years 1989 through 1998 shown below. This table presents development data by calendar year and does not relate the data to the year in which the claim was reported or the incident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future.


                          1989       1990       1991      1992      1993      1994      1995      1996      1997     1998
                          ----       ----       ----      ----      ----      ----      ----      ----      ----     ----
Reserve for Unpaid
Losses and LAE......    $26,098    $32,151    $64,333   $86,727   $88,891   $77,647   $68,928   $68,101   $72,031   $84,595

Cumulative Liability
Paid Through End of
Year:
     One year later.      6,836     12,561     13,094    18,103    19,786    21,667    16,084    14,916     9,667    13,865
     Two years later     16,479     18,552     27,889    35,861    39,293    34,829    27,634    22,237    21,810
     Three years later   19,949     21,605     37,247    51,163    47,348    43,237    32,409    29,135
     Four years later    22,191     25,891     47,633    56,648    51,845    45,219    34,657
     Five years later    25,307     28,387     51,482    59,473    52,984    45,682
     Six years later     26,335     29,115     52,276    60,335    53,208
     Seven years later   27,057     29,595     53,098    60,440
     Eight years later   27,252     29,939     53,193
     Nine years later    27,597     29,973
     Ten years later     27,631


Re-estimated
Liability:
     One year later.     27,326     35,942     69,522    79,174    70,640    68,891    62,028    61,121    71,419    72,575
     Two years later     30,014     29,123     61,090    65,174    63,248    66,439    53,429    62,097    64,980
     Three years later   26,603     28,085     54,208    62,521    65,422    60,858    55,883    58,169
     Four years later    26,135     30,692     54,215    65,225    64,460    62,625    53,400
     Five years later    27,898     30,136     55,221    67,681    66,275    61,077
     Six years later     27,602     30,311     58,324    69,765    64,877
     Seven years later   27,997     30,999     60,908    68,415
     Eight years later   28,493     31,461     60,218
     Nine years later    29,010     31,878
     Ten years later     29,501

Redundancy
(deficiency)........     (3,403)      273       4,115    18,312    24,014    16,570    15,528     9,932     7,051    12,020

         General office premises liability incurred losses have been less than 1% of medical professional liability incurred losses in the last five years. NCRIC does not have reserves for pollution claims as NCRIC's policies exclude liability for pollution. NCRIC has never been presented with a pollution claim brought against it or its insureds.

Reinsurance

         NCRIC follows customary industry practice by reinsuring a portion of its risks and paying a reinsurance premium based upon the premiums received on all policies subject to reinsurance. By reducing NCRIC's potential liability on individual risks, reinsurance protects NCRIC against large losses. NCRIC has full underwriting authority for professional liability policies including premises liability policies issued to physicians, surgeons, dentists and professional corporations and partnerships. The reinsurance program cedes to the reinsurers up to the maximum reinsurance policy limit (1) those risks insured by NCRIC in excess of NCRIC's retention -- an amount of exposure retained by NCRIC and (2) quota share participation -- a percentage of exposure retained by NCRIC.

         Although reinsurance does not discharge NCRIC from its primary liability for the full amount of its insurance policies, it contractually obligates the reinsurer to pay successful claims against NCRIC to the extent of risk ceded. NCRIC's current reinsurance program consists of three separate reinsurance treaties:

         (1) Swing rated treaty. NCRIC's first treaty is a swing rated treaty which reinsures NCRIC for losses in excess of $500,000 per claim, subject to an inner aggregate deductible of 5% of gross net earned premium income, up to $1,000,000. Gross net earned premium income is NCRIC's gross premium earned less discounts. The ultimate reinsurance premium is subject to incurred losses and ranges between a minimum premium of 4% of gross net earned premium income and a maximum premium of 22.5% of gross net earned premium income. The inner aggregate deductible means that NCRIC must pay losses within the reinsurance layer until the inner aggregate deductible is satisfied. NCRIC pays a deposit premium equal to 14% of gross net earned premium income that is ultimately increased or decreased based on actual losses, subject to the minimum and maximum premium.

Following are the reinsurance premium terms for the swing rated treaty for calendar years 1999, 1998, 1997 and 1996.

                                                         Percentage of Gross Net Earned
                                                                 Premium Income
                                                ---------------------------------------------------
                                                  1999         1998          1997          1996
                                                  ----         ----          ----          ----
Deposit premium..........................        14.0%         14.0%         14.0%         14.0%
Maximum premium..........................        22.5          22.5          22.5          30.0
Minimum premium..........................         4.0           4.0           4.0           4.0
Inner aggregate deductible...............         5.0           5.0           5.0          10.0

                  NCRIC has recorded, based on actuarial analysis, management's best estimate of premium expense under the terms of the swing treaty. Each year, for the most recent treaty year, the premium has been capped at the maximum rate. NCRIC then adjusts the liability and expense as losses develop in subsequent years.

                  Effective January 1, 2000, the treaty which reinsures NCRIC for losses in excess of $500,000 up to $1,000,000 carries a fixed rate rather than a swing rate and does not have an inner aggregate deductible.

                  (2) First excess layer treaty. This treaty covers losses up to $1,000,000 in excess of $1,000,000 per claim. NCRIC cedes 91% of its risks to the $1,000,000 excess layer treaty program and retains 9% of the risks. The premium payable by NCRIC for the $1,000,000 excess layer treaty is 91% of the premium collected from insureds for this coverage. NCRIC receives a ceding commission from the reinsurers to cover the cost associated with issuing this coverage to its insureds. Effective January 1, 2000, NCRIC cedes 100% of its risks under this treaty.

                  (3) Second excess layer treaty. This treaty covers losses up to $3,000,000 in excess of $2,000,000 per claim. NCRIC cedes 100% of its risks to the $2,000,000 excess layer treaty program and retains none of the risks. The premium for the $2,000,000 excess layer treaty is 100% of the premium collected from insureds for this coverage. NCRIC receives a ceding commission from the reinsurers to cover the cost associated with issuing this coverage to its insureds.

                  Ceding commissions, which are 15% of gross ceded reinsurance premiums in the $1,000,000 excess layer treaty and $2,000,000 excess layer treaty, are deducted from other underwriting expenses. Ceding commissions were $322,000, $300,000 and $223,000 in 1999, 1998 and 1997.

                  Ninety percent of Commonwealth Medical Liability Insurance Company's risks are reinsured by NCRIC, Inc. Commonwealth Medical Liability Insurance Company's risks are in turn reinsured by NCRIC, Inc.'s reinsurance treaties.

                  Additionally, NCRIC's reinsurance program protects NCRIC from paying multiple retentions for claims arising out of one event. NCRIC will only pay one $500,000 retention regardless of the number of original policies or claimants involved. NCRIC also has protection against losses in excess of its existing reinsurance. Following is a table that summarizes the structure of NCRIC's current reinsurance program:

                                                  Through December 31, 1999           Effective January 1, 2000
                                            ----------------------------------   ------------------------------------
Total Amount of Individual Loss                  Company           Reinsurers          Company          Reinsurers
-------------------------------                  -------           ----------          -------          ----------

$0 - $500,000..........................            100%                 0%                100%               0%
$500,000 - $1,000,000..................              4                 96                   0              100
$1,000,000 - $2,000,000................              9                 91                   0              100
$2,000,000 - $5,000,000................              0                100                   0              100

         The  table  does  not  reflect  the  effect  of  the  inner   aggregate
deductible.

         NCRIC may provide policy limits in excess of $5,000,000 which are reinsured through facultative reinsurance programs. Facultative reinsurance programs are reinsurance programs which are specifically designed for a particular risk not covered by NCRIC's existing reinsurance arrangements. NCRIC currently has facultative reinsurance in connection with a group of physicians who desire policy limits greater than $5,000,000.

         NCRIC  determines  the  amount  and scope of  reinsurance  coverage  to purchase each year based upon its evaluation of the risks accepted, consultations with reinsurance consultants and a review of market conditions, including the availability and pricing of reinsurance. NCRIC's reinsurance treaties are placed with non-affiliated reinsurers for three-year terms with annual renegotiations. NCRIC's current three-year treaty expires January 1, 2000. NCRIC has entered into another three-year treaty effective January 1, 2000.

         The reinsurance program is placed with a number of individual reinsurance companies and Lloyds' syndicates to mitigate the concentrations of reinsurance credit risk. Most of the reinsurers are London companies or Lloyds' syndicates; there is a small percentage placed with a domestic reinsurer. NCRIC relies on its wholly-owned brokerage firm, National Capital Insurance Brokerage, Ltd., Willis Re, Inc. and a London-based intermediary to assist it in the analysis of the credit quality of its reinsurers. NCRIC also requires reinsurers that are not authorized to do business in the District of Columbia to post a letter of credit to secure reinsurance recoverable on paid losses.

         The following table reflects reinsurance recoverable on paid and unpaid losses at December 31, 1999 by reinsurer:

                                                                    Reinsurance
              Reinsurer                                             Recoverable
              ---------                                             -----------
                                                                  (in thousands)

              Lloyd's of London syndicates................             $ 14,714
              Hannover Reinsurance........................                2,249
              CNA Reinsurance of London Limited...........                3,217
              Unionamerica Insurance......................                3,009
              Zurich Reinsurance..........................                1,519
              5 other reinsurers..........................                1,919
                                                                       --------
                          Total...........................             $ 26,627
                                                                       ========

         The effect of reinsurance on premiums written and earned for the years ended December 31, 1999, 1998 and 1997 is as follows:

                                                         Year Ended December 31,
                                                    -----------------------------------
                                    1999                             1998                              1997
                                    ----                             ----                              ----
                           Written         Earned           Written         Earned           Written         Earned
                           -------         ------           -------         ------           -------         ------
                                                              (in thousands)
Direct............        $ 21,353        $ 18,832          $ 19,214       $ 16,270         $ 17,869        $ 17,466

Ceded.............          (3,976)         (2,977)            3,699          4,089           (1,854)         (1,854)
                          ---------       ---------       ----------     ----------       ----------     ----------

Net...............        $ 17,377        $ 15,855          $ 22,913       $ 20,359         $ 16,015        $ 15,612
                          =========       ========          ========       ========         ========        ========

 In 1997, NCRIC introduced an errors and omissions policy for managed care organizations and a provider stop loss coverage for health care providers accepting financial risk associated with providing health care services on a fixed or capitated reimbursement rate. Provider stop loss coverage allows healthcare providers to insure against a portion of their cost of rendering care in excess of a predetermined amount up to a set maximum. NCRIC pays the healthcare providers' costs in excess of this predetermined amount up to the maximum. NCRIC's limited knowledge regarding both of these exposures led NCRIC to structure a reinsurance program unique to these exposures. NCRIC does not have underwriting authority and only retains 5% of the premiums and losses under each of these policies. Individual risks are submitted to the reinsurer for underwriting and pricing. NCRIC receives a ceding commission of 15% in connection with provider stop loss coverage but does not receive ceding commissions in connection with errors and omissions policies. NCRIC intends to accept higher levels of risk as it learns the characteristics of these risk exposures and begins to generate profitable revenue volume.

Investment portfolio

         Investment income is an important component of the operating results of NCRIC. Investments of NCRIC are made by investment managers and internal management under policies established and supervised by the Investment Committee of the board of directors of NCRIC, Inc. NCRIC's current investment policy has placed primary emphasis on investment grade, fixed maturity securities and seeks to maximize after-tax yields and minimize credit risk of the portfolio. However, NCRIC's investment guidelines which set the parameters for NCRIC's investment policy permit NCRIC to invest up to 20% of its investments in tax-advantaged preferred stocks. Currently, NCRIC's investments in equity securities consist exclusively of investments in preferred stock. NCRIC, Inc.'s investment committee is currently considering investing up to 20% of its investment assets in common stocks.

         Since 1996, NCRIC has conducted a DYCARR analysis of its investment portfolio on an annual basis. DYCARR is a proprietary financial model of Prime Advisors, Inc. designed specifically for property and casualty insurance companies to maximize after-tax investment income while simultaneously managing interest rate risk. As a result of the 1996 DYCARR analysis, 25% of National Capital Reciprocal Insurance Company's investment portfolio was shifted to tax-advantaged securities like municipals and preferred stocks.

         Through 1999 NCRIC used Brown Brothers Harriman & Co. and Prime Advisors as external investment managers for fixed income maturity securities. NCRIC also used Brown Brothers Harriman & Co. as an external investment manager for equity securities. Effective January 1, 2000 Scudder Insurance Asset Management ("SIAM") became the external investment manager for the entire portfolio.

         SIAM is utilizing a number of proprietary and third party analytical tools in developing a tailored investment strategy for NCRIC. Analysis of NCRIC's capital structure and risk-bearing ability, peer comparisons, as well as modeling that determines the optimal level of tax advantaged investments will form the foundation of the investment strategy. In addition, SIAM is performing stochastic modeling, also known as dynamic financial analysis ("DFA") for NCRIC. DFA is a total company model that tests the company's capital structure and business plan under numerous potential future economic scenarios. The results of DFA, in the form of probability distributions on key financial statistics, will allow NCRIC to make risk informed decisions on the structure of its investment portfolio as it relates to its business profile.

         NCRIC has classified its investments, which are fixed-income securities, as available for sale and reports them at fair value, with unrealized gains and losses excluded from net income and reported, net of deferred taxes, as a component of stockholders' equity. During periods of rising interest rates, as recently experienced, the fair value of NCRIC's investment portfolio will generally decline resulting in decreases in NCRIC's stockholders' equity. Conversely, during periods of falling interest rates, the fair value of NCRIC's investment portfolio will generally increase resulting in increases in NCRIC's stockholders' equity.


        The following table sets forth the fair value and the amortized cost of the investment portfolio of NCRIC at the dates indicated.

                                                                    Gross              Gross
                                               Amortized           Unrealized         Unrealized            Fair
                                                  Cost               Gains              Losses              Value
                                                  ----               -----              ------              -----
As of December 31, 1999                                                  (in thousands)
U.S. Government and agencies .......           $ 13,937            $     --            $   (716)           $ 13,221
Corporate ..........................             27,842                  25              (1,605)             26,262
Tax-exempt obligations .............             14,058                  22                (289)             13,791
Asset and mortgage-backed securities
                                                 38,907                   2              (1,246)             37,663
                                               --------            --------            --------            --------

                                                 94,744                  49              (3,856)             90,937
Preferred stocks ...................              4,691                  --                (536)              4,155
                                               --------            --------            --------            --------
Total ..............................           $ 99,435            $     49            $ (4,392)           $ 95,092
                                               ========            ========            ========            ========

As of December 31, 1998

U.S. Government and agencies .......           $ 23,728            $  1,032            $    (16)           $ 24,744
Corporate ..........................             18,823                 704                 (40)             19,487
Tax-exempt obligations .............             19,329               1,045                --                20,374
Asset and mortgage-backed securities
                                                 26,218                 381                 (69)             26,530
                                               --------            --------            --------            --------

                                                 88,098               3,162                (125)             91,135
Preferred stocks ...................              5,195                  88                 (70)              5,213
                                               --------            --------            --------            --------
Total ..............................           $ 93,293            $  3,250            $   (195)           $ 96,348
                                               ========            ========            ========            ========

As of December 31, 1997

U.S. Government and agencies .......           $ 28,293            $    115            $     (7)           $ 28,401
Corporate ..........................             16,168                 394                 (28)             16,534
Tax-exempt obligations .............             20,811                 383                 (11)             21,183
Asset and mortgage-backed securities
                                                 23,683                 241                  (6)             23,918
                                               --------            --------            --------            --------

                                                 88,955               1,133                 (52)             90,036
Preferred stocks ...................              4,208                 136                 (18)              4,326
                                               --------            --------            --------            --------
Total ..............................           $ 93,163            $  1,269            $    (70)           $ 94,362
                                               ========            ========            ========            ========

         NCRIC's investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. NCRIC's investment policy provides that all security purchases be limited to rated securities or unrated securities approved by management on the recommendation of NCRIC's investment advisor. As of December 31, 1999, NCRIC held 52 mortgage-related securities most of which had a quality of Agency/AAA. Collectively, NCRIC's mortgage-related securities had an average yield-to-maturity of approximately 6.3%. Approximately 61% of the mortgage-related securities are pass-thru securities. NCRIC does not have any interest only or principal only pass-thru securities.

         The following table contains the investment quality distribution of NCRIC's fixed maturity investments at December 31, 1999.


                  Type/Ratings of Investment                          Percentage

                  Treasury/Agency.................................        54%
                  AAA.............................................        14%
                  AA..............................................         7%
                  A...............................................        21%
                  BBB.............................................         4%

         The ratings set forth in the table are based on ratings assigned by Standard & Poor's Corporation and Moody's Investors Service, Inc.

         The following table sets forth information concerning the maturities of fixed maturity securities in NCRIC's investment portfolio as of December 31, 1999, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                                At December 31, 1999
                                             -------------------------------------------------------------

                                                 Amortized                           Percentage of
                                                   Cost           Fair Value          Fair Value
                                                   ----           ----------          ----------
                                                                   (in thousands)
Due in one year or less ..............           $   846           $   846               0.9%
Due after one year through five years             13,029            12,730              13.4
Due after five years through ten years            19,457            18,705              19.6
Due after ten years ..................            22,505            20,993              22.1
                                                 -------           -------             -----
                                                  55,837            53,274              56.0
Preferred stocks .....................             4,691             4,155               4.4
Asset and mortgage-backed securities .            38,907            37,663              39.6
                                                 -------           -------             -----

          Total ......................           $99,435           $95,092             100.0%
                                                 =======           =======             =====

Proceeds from bond maturities and redemptions of available for sale investments during the years 1999, 1998 and 1997 were $66,129,000, $58,811,000 and
$35,475,000.  Gross gains of

$260,000,  $521,000 and  $300,000  and gross  losses of  $331,000,  $362,000 and
$210,000 were realized on available for sale investment redemptions during 1999, 1998 and 1997.

         The average effective maturity and the average modified duration of the securities in NCRIC's fixed maturity portfolio as of December 31, 1999, was 9.92 years and 5.3 years.

Competition

         The physician medical professional liability insurance market in the District of Columbia is highly competitive. Competition is based on many factors, including the following:

         o        perceived financial strength of the insurer;

         o        A.M. Best ratings;

         o        premiums charged;

         o        dividend policy;

         o        policy terms and conditions; and

         o        service, reputation and experience.

NCRIC competes principally with two commercial companies, CNA Insurance Group, Inc. and St. Paul Companies. Each of these companies is actively engaged in soliciting insureds in NCRIC's markets. According to A.M. Best, NCRIC has 50% of the District of Columbia physician and hospital professional liability market and these two companies have a combined market share of 25%. However, the A.M. Best data includes all medical professional liability insurance sold in the
District of Columbia including insurance purchased by institutions like hospitals, which NCRIC does not insure, but which are insured by its principal competitors. Thus, the A.M. Best data does not accurately reflect NCRIC's share of the medical professional liability insurance markets in which it participates. Several medical professional liability insurers in NCRIC's markets, including its two principal competitors, offer products at lower premium rates than NCRIC. A.M. Best calculates that at least 25 other companies offer some type of medical professional liability insurance in each of NCRIC's markets, and more companies may enter NCRIC's markets in the future. In addition, NCRIC believes that the number of healthcare entities that insure their affiliated physicians through self-insurance may increase.

         In addition, as NCRIC expands into new states, it may face strong competition from carriers that are closely focused on narrow geographic markets. In particular, NCRIC expects to encounter strong competition from well-established insurance companies as it carries out its expansion plans in Maryland, Virginia, West Virginia and Delaware. Many of NCRIC's current and potential competitors have greater financial resources than NCRIC and may seek to acquire market share by decreasing pricing for their products below prevailing market rates. If this occurs, NCRIC's profitability will be reduced. In particular, NCRIC may be forced by competitive pressures to accept unprofitable premium rates and underwriting terms and conditions. NCRIC's competitors may also have existing relationships with insurance brokers or other distribution channels which NCRIC may be unable to supplant.

         NCRIC believes that its principal strengths are:

         o        its claims management and underwriting expertise;

         o        its ability to successfully litigate claims;

         o        its risk management; and

         o        its individualized service.

In addition, NCRIC believes that it derives competitive advantage from its 20-year presence in the metropolitan Washington, D.C. medical professional liability market and its commitment to its District of Columbia physicians.

Risk Factors

The concentration of NCRIC, Inc.'s business in the District of Columbia leaves it vulnerable to a decrease in the number of medical practices or an increase in damage awards in the District of Columbia

         In 1999, District of Columbia physicians accounted for approximately 88% of NCRIC, Inc.'s direct premiums written. The concentration of NCRIC, Inc.'s business in the District of Columbia means that NCRIC, Inc.'s revenues and profitability depend heavily on conditions in the District of Columbia medical community. NCRIC, Inc. is the most significant subsidiary of NCRIC Group.

If we have established inadequate loss and LAE reserves, our profitability will diminish

         NCRIC, Inc.'s reserves for losses and loss adjustment expenses or LAE are estimates of amounts needed to pay reported and unreported claims and related LAE. If NCRIC, Inc. experiences greater than expected severity or frequency of claims, or both, there is a risk that currently established reserves will prove inadequate.

Indemnity payments in medical professional liability cases are rising and there is a risk that a very high jury award could be rendered against NCRIC, Inc.

         We cannot predict the impact of clusters of cases, like the breast implant or "Fen-Phen" cases. Also, from time to time NCRIC has had, and may in the future have, very high jury awards rendered against it. This risk is heightened by the District of Columbia's rejection of tort reform. According to the National Practitioner Data Bank, between September 1, 1990 and December 31, 1998, the District of Columbia had the highest cumulative mean medical liability payment average in the United States at $318,233. The next closest jurisdiction is Alabama with a cumulative mean medical liability payment of $266,030 during the same period. In addition, according to the Physician Insurers Association of America 1998 Data Sharing Report cited in the August 1998 edition of A.M. Best's Review, the medical professional liability insurance industry's average claim costs increased 17% between 1996 and 1997 following a 13% increase in the previous year.

Our profitability could be adversely affected by market driven changes in the healthcare industry

         Managed care has negatively impacted physicians' ability to conduct a traditional medical practice. As a result, many physicians have joined or affiliated with managed care organizations, healthcare delivery systems or practice management organizations. The impact of managed care and tightened Medicare/Medicaid reimbursement may impact a physicians decision to continue purchasing consulting and practice management services, shifting a purchase decision from quality and value to price only. Larger healthcare systems generally retain more risk by accepting higher deductibles and self-insured retentions or form their own captive insurance companies. This consolidation has reduced the role of the physician and the small medical group in the medical professional liability insurance purchasing decision. In 1999, 46% of NCRIC's gross premiums came from physicians practicing alone or in groups of less than three physicians.

NCRIC, Inc. may be unable to obtain affordable reinsurance from high quality reinsurers, which would increase the risk borne by NCRIC, Inc. and restrict NCRIC, Inc.'s ability to insure larger risks

         NCRIC, Inc.'s ability to provide medical professional liability insurance at competitive premium rates and coverage limits on a continuing basis depends in part on its ability to secure adequate reinsurance at commercially reasonable rates. The amount and cost of NCRIC, Inc.'s reinsurance is governed by prevailing market conditions beyond the control of NCRIC, Inc. At times in the past, insurance industry conditions have resulted in reinsurance being either unavailable or prohibitively expensive. Reinsurance permits NCRIC, Inc. to reduce its net liability on individual risks and to protect itself against large losses. The reinsurance program automatically passes on the risks insured by NCRIC, Inc. in excess of NCRIC, Inc.'s retention and quota share participation, up to the maximum reinsurance policy limit offered.

         While NCRIC, Inc. seeks to obtain reinsurance with coverage limits that it believes are appropriate for the risk exposures it assumes, there is a risk that losses experienced by NCRIC, Inc. will not be within the coverage limits of its reinsurance.

         NCRIC, Inc. is also subject to credit risk because reinsurance does not relieve NCRIC, Inc. of its obligation to pay claims to its insureds for the risks ceded to reinsurers. A significant reinsurer's inability or refusal to make payment under reinsurance terms could have a material adverse effect on NCRIC, Inc.


We may purchase less reinsurance and retain more risk ourselves which will increase our exposure to larger losses

         We may reduce our reinsurance costs by retaining more risk ourselves. This means that NCRIC, Inc. would assume the risk of individual losses up to an increased maximum exposure amount. Any decrease in reinsurance will increase the amount NCRIC, Inc. pays for losses.

We may be unable to sell our products to doctors outside of the District of Columbia metropolitan region or to expand our sales to dentists because we have not had significant sales to either group in the past

         Expansion and diversification of our product lines will require adequate capital, marketing success and the ability to set profitable rates and comply with applicable regulatory requirements. We may be unable to accomplish any or all of these requirements. NCRIC, Inc.'s current new product initiatives include selling professional liability and office and equipment insurance policies to dentists. NCRIC, Inc. has not had a significant presence in the dental insurance market in the past and may be unable to break into it in the future. NCRIC has recently obtained licenses to sell medical professional liability insurance in West Virginia and Delaware. There is a risk that NCRIC will be unable to penetrate the West Virginia and Delaware markets.

         There is also a risk that the cross selling activity of our practice management and insurance services by non-traditional channels of distribution (i.e. practice management consultants marketing medical malpractice insurance and malpractice underwriters marketing practice management services) will be thwarted by the incumbent underwriters and management service company.

In the absence of regulations governing a full demutualization, there is a risk that any future regulations will disadvantage minority stockholders like yourself

         The Commissioner of Insurance and Securities has not issued regulations regarding the conversion of a District of Columbia mutual holding company to the stock form of organization. If regulations are issued by the Commissioner of Insurance and Securities, there is a risk that the regulations may be onerous or burdensome or may include provisions which are disadvantageous to the stockholders of NCRIC Group other than NCRIC, A Mutual Holding Company.

Public stockholders will not be able to determine matters submitted for stockholder approval, including whether fundamental corporate changes will be made

         NCRIC, A Mutual Holding Company will possess voting control of NCRIC Group. Minority stockholders will not be able to control the election of directors or other matters, including whether NCRIC, A Mutual Holding Company will fully demutualize or whether NCRIC Group will be merged into another entity.

Regulation

         NCRIC, A Mutual Holding Company and NCRIC, Inc. are domiciled in the District of Columbia, and Commonwealth Medical Liability Insurance Company is domiciled in Virginia. Therefore, the laws and regulations of these jurisdictions, including the tort liability laws and the laws relating to medical professional liability exposures and reports, have the most significant impact on the operations of NCRIC.

         Holding company regulation. A mutual insurance holding company is subject to regulation at a level substantially equal to that of a District of Columbia domestic insurance company. The Commissioner of Insurance and Securities has jurisdiction over an intermediate holding company, like NCRIC Group. In addition, District of Columbia law provides that the assets of NCRIC, A Mutual Holding Company are available to satisfy claims of NCRIC's policyholders in the event that the Commissioner of Insurance and Securities initiates a liquidation proceeding.

         As part of a holding company system, NCRIC, A Mutual Holding Company, NCRIC Holdings, Inc., NCRIC Group and NCRIC, Inc. are subject to the D.C. Holding Company System Act of 1933, D.C. Law 10-44. NCRIC, Inc., as the parent of Commonwealth Medical Liability Insurance Company, is also subject to Title 38 of the Virginia Code which includes in Chapter 13 provisions regarding insurance holding companies. The Holding Company Acts require NCRIC, A Mutual Holding Company to file information periodically with the Department of Insurance and Securities Regulation and Virginia regulatory authorities, including information relating to its capital structure, ownership, financial condition and general business operations. Some transactions between an insurance company and its affiliates, including sales, loans or investments that are deemed "material" require prior approval by the District of Columbia or Virginia insurance regulators, as applicable. In the District of Columbia, transactions by an insurance company with affiliates involving loans, sales, purchases, exchanges, extensions of credit, investments, guarantees or other contingent obligations, which within any 12-month period aggregate at least 3% of the insurance company's admitted assets or 25% of its surplus, whichever is greater, require prior approval. Prior approval is also required for all management agreements, service contracts and cost-sharing arrangements between an insurance company and its affiliates. Some reinsurance agreements or modifications also require prior approval.

         The Holding Company Acts also provide that the acquisition or change of "control" of a domestic insurance company or of any person or entity that controls an insurance company cannot be consummated without prior regulatory approval. The Holding Company Acts also effectively restrict NCRIC from consummating significant reorganizations or mergers without prior regulatory approval.

         Regulation of dividends from insurance subsidiaries. The D.C. Holding Company Act limits the ability of NCRIC, Inc. to pay dividends. Without prior notice to and approval of the Commissioner of Insurance and Securities, NCRIC, Inc. may not declare or pay an extraordinary dividend, which is defined as any dividend or distribution of cash or other property whose fair market value, together with other dividends or distributions made, within the preceding 12 months exceeds the lesser of (1) 10% of NCRIC, Inc.'s statutory surplus as of the preceding December 31, or (2) NCRIC, Inc.'s statutory net income excluding realized capital gains, for the 12-month period ending the preceding December 31, but does not include pro rata distributions of any class of NCRIC, Inc.'s own securities. In calculating net income under the test, NCRIC, Inc. may carry forward net income, excluding realized capital gains, from the previous two calendar years that has not been paid out as dividends. District of Columbia law gives the Commissioner of Insurance and Securities broad discretion to disapprove dividends even if the dividends are within the above-described limits. Based on this limitation and 1999 results, NCRIC, Inc. would be able to pay approximately $2.9 million in dividends to NCRIC Group in 1999 under the stated formula. Commonwealth Medical Liability Insurance Company's dividend restrictions are similar to NCRIC, Inc.'s. Based on its 1999 results, under Virginia insurance law, Commonwealth Medical Liability Insurance Company would be able to pay approximately $17,000 in dividends to NCRIC, Inc.

         Insurance company regulation. NCRIC, Inc. is subject to supervision and regulation by the District of Columbia Department of Insurance and Securities Regulation and insurance authorities in Maryland. Commonwealth Medical Liability Insurance Company is subject to supervision and regulation by the Virginia State Corporation Commission Bureau of Insurance and insurance authorities in West Virginia and Delaware. This regulation is concerned primarily with the protection of policyholders' interests rather than stockholders' interests. Accordingly, decisions of insurance authorities made with a view to protecting the interests of policyholders may reduce NCRIC Inc.'s profitability. The extent of regulation varies by jurisdiction, but this regulation usually includes:

         o        regulating premium rates and policy forms;

         o        setting minimum capital and surplus requirements;

         o        regulating guaranty fund assessments;

         o        licensing of insurers and agents;

         o approving accounting methods and methods of setting statutory loss and expense reserves;

         o        underwriting limitations;

         o the terms upon which a full demutualization transaction can occur;

         o        restrictions on transactions with affiliates;

         o setting requirements for and limiting the types and amounts of investments;

         o establishing requirements for the filing of annual statements and other financial reports;

         o conducting periodic statutory examinations of the affairs of insurance companies;

         o        approving proposed changes of control; and

         o limiting the amounts of dividends that may be paid without prior regulatory approval.

         Without the approval of the District of Columbia Commissioner of Insurance and Securities, NCRIC, Inc. may not diversify out of the healthcare and insurance fields through an acquisition or otherwise.

         Guaranty fund laws. Each of the jurisdictions in which NCRIC does business has guaranty fund laws under which insurers doing business in those jurisdictions can be assessed on the basis of premiums written by the insurer in that jurisdiction in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. NCRIC makes accruals for its portion of assessments related to any insolvencies considered to be probable of assessment by the guaranty associations. In the District of Columbia, insurance companies are assessed in three categories: automobile, workers' compensation and all other. An insurance company licensed to do business in the District of Columbia is only liable to pay an assessment if another insurance company within its category becomes insolvent. NCRIC is in the "all other" category.

         Significant assessments could have a material adverse effect on NCRIC's financial condition or results of operations. While NCRIC will not necessarily be liable to pay assessments each year, the insolvency of another insurance company within its category of insurance could result in the maximum assessment being imposed on NCRIC over several years. NCRIC cannot predict the amount of future assessments. In each of the jurisdictions in which

NCRIC carries on business, the amount of the assessment cannot exceed 2% of the direct premiums written per year by NCRIC in that jurisdiction.

         Examination of insurance companies. Every insurance company is subject to a periodic financial examination under the authority of the insurance commissioner of its jurisdiction of domicile. Any other jurisdiction interested in participating in a periodic examination may do so. The last completed periodic financial examination of National Capital Reciprocal Insurance Company, based on December 31, 1996 financial statements, was completed on October 29, 1997, and a final report was issued on February 9, 1999. The final report positively assessed NCRIC, Inc.'s financial stability and operating procedures. The last final periodic financial examination of Commonwealth Medical Liability Insurance Company, based on December 31, 1998 financial statements, was issued on May 12, 1999. The periodic financial examination positively assessed Commonwealth Medical Liability Insurance Company's financial stability and operating procedures.

         Approval of rates and policies. The District of Columbia, Virginia and Delaware require NCRIC to submit rates to regulators on a file and use basis. Under a file and use system, an insurer is permitted to bring new rates and policies into effect on filing them with the appropriate regulator, subject to the right of the regulator to object within a fixed period of days. In Maryland, rates must be submitted to regulators 30 days prior to their effectiveness. West Virginia is also a prior approval jurisdiction. In each of the District of Columbia, Maryland and Virginia, rating plans, policies and endorsements must be submitted to the regulators 30 days prior to their effectiveness. If these items are not filed correctly, the possibility exists that NCRIC may be unable to implement desired rates, policies, endorsements, forms or manuals if these items are not approved by an insurance commissioner.

         Medical professional liability reports. NCRIC principally writes medical professional liability insurance, and additional requirements are placed upon it to report detailed information with regard to settlements or judgments against its insureds. In addition, NCRIC is required to report to the D.C. Department of Insurance and Securities Regulation or state regulatory agencies or the National Practitioners Data Bank payments, claims closed without payments and actions by NCRIC like terminations or surcharges, with respect to its insureds. Penalties may attach if NCRIC fails to report to either the Department of Insurance and Securities Regulation or an applicable state insurance regulator or the National Practitioners Data Bank.

         Changes in government regulation of the healthcare system. Federal and state governments recently have considered reforming the healthcare system. While some of the proposals could be beneficial to NCRIC, the adoption of others could adversely affect NCRIC. Public discussion of a broad range of healthcare reform measures will likely continue in the future. These measures that would affect our medical malpractice business and our practice management products and services include:

         0        spending limits;

         0        price controls;

         0        limits on increases in insurance premiums;

         0 limits on the liability of doctors and hospitals for tort claims; and

         0        changes in the healthcare insurance system.

A.M. Best ratings

         In 1998, A.M. Best, which rates insurance companies based on factors of concern to policyholders, rated NCRIC, Inc. and Commonwealth Medical Liability Insurance Company "A- (Excellent)." This is the fourth highest rating of the 15 ratings that A.M. Best assigns. NCRIC, Inc. received its initial rating of "B" in 1988, was upgraded to "B+" in 1989, to "B++" in 1996 and was upgraded to "A-" in 1997. A.M. Best reaffirmed the "A-" ratings of NCRIC, Inc. and Commonwealth Medical Liability Insurance Company in 1999. A.M. Best reviews its ratings periodically. If A.M. Best reduces NCRIC, Inc.'s and Commonwealth Medical Liability Insurance Company's ratings from their current "A- (Excellent)" level, it may be more difficult for them to attract insureds and to develop a network of insurance brokers and agents.

         A.M. Best's "A-" rating is assigned to those companies that in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews:

         0        the company's profitability, leverage and liquidity;

         0        its book of business;

         0        the adequacy and soundness of its reinsurance;

         0        the quality and estimated market value of its assets;

         0        the adequacy of its reserves and surplus;

         0        its capital structure;

         0        the experience and competence of its management; and

         o        its market presence.

Item 2.  Properties

         NCRIC's principal business operations are conducted from its leased executive offices, which consist of approximately 18,156 square feet located at 1115 30th Street, N.W., Washington, D.C. 20007. The term of the lease is for ten years, commencing April 15, 1998 and expiring April 30, 2008. Annual rental is $421,476 with 2% annual increases for the first five years of the term. NCRIC's rent is partially offset by payments from a subtenant equal to $36,816 per year. In the sixth year of the term, the rent increases by $2.00 per rentable square foot and remains at that level for the balance of the term. NCRIC has the option to renew the lease for one additional term of five years. NCRIC also has business operations located in Lynchburg, Virginia. Annual rental is $61,692 with the lease term expiring in December, 2001. NCRIC and its subsidiaries lease additional office space that management believes is adequate for its present needs.

Item 3.  Legal Proceedings

         NCRIC is from time to time named as a defendant in various lawsuits incidental to its insurance business. In many of these actions, plaintiffs assert claims for exemplary and punitive damages. NCRIC vigorously defends these actions, unless a reasonable settlement appears appropriate. NCRIC believes that adverse results, if any, in the actions currently pending should not have a material adverse effect on NCRIC's consolidated financial condition.

         On February 9, 1998, an amended complaint was filed in the United States District Court for the Western District of Virginia, Roanoke Division by Mrs. Eunice Marshall against Obstetrics & Gynecology Ltd. of Radford and
HealthCare Consulting. Mrs. Marshall alleges that she was wrongfully discriminated against and discharged on the basis of her age. Mrs. Marshall seeks to be reinstated as office manager of Obstetrics & Gynecology Ltd. of Radford, compensatory damages in an unspecified amount and punitive damages in the amount of $350,000. The management of NCRIC Group believes that Mrs. Marshall's suit is without merit and is causing it to be vigorously defended. The former stockholders of HealthCare Consulting have agreed to indemnify NCRIC Group against any loss or expenses it incurs in connection with this litigation.

         On March 5, 1999, Mrs. Marshall filed an amended motion for judgment for defamation in the Circuit Court for the City of Radford, Virginia against Obstetrics & Gynecology Ltd. of Radford, David Dobyns and HealthCare Consulting. Mrs. Marshall alleges that Mr. Dobyns, an employee of HealthCare Consulting, knowingly made false statements about her. Mrs. Marshall seeks compensatory damages of $1 million and punitive damages of $350,000. HealthCare Consulting and Mr. Dobyns filed a demurrer and special plea to dismiss Mrs. Marshall's action against them.

         On November 5, 1999, the judge for the Circuit Court for the City of Radford, Virginia dismissed the tortious interference state law claim that had been pending in this court.

         On November 22, 1999, Mrs. Marshall voluntarily dismissed the wrongful discharge and age discrimination suit that had been pending in the federal court of the Western District of Virginia. Mrs. Marshall still has a defamation claim pending in the City of Radford Circuit Court. The management of NCRIC Group believes that this suit is without merit and is causing it to be vigorously defended.

Item 4.  Submission of Matters to a Vote of Security Holders

                  (a) The Annual Meeting of Stockholders of NCRIC Group, Inc. took place on December 14, 1999.

                  (c) The following directors were elected to a three-year term and received the following vote:

                                 Expiration          Number of Votes
         Name                     of Term         For           Withheld
         ----                     -------         ---           --------

         Vincent C. Burke, III      2002     3,524,278           0
         Pamela W. Coleman          2002     3,524,278           0
         J. Paul McNamara           2002     3,524,278           0


                                     PART II

Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters

         NCRIC's Common Stock has been publicly traded on the Nasdaq SmallCap Market since July 29, 1999 under the symbol "NCRI". At March 2, 2000, NCRIC had 320 stockholders of record. The following table sets forth for the periods indicated the price ranges per share in each quarter.

                           High                       Low
                           ----                       ---
1999
----
Third quarter             9.25                       7.50
Fourth quarter            9.125                      8.50

Item 6.  Management's Discussion and Analysis of Financial Condition and Results of Operations
-------  -------------------------------------------------------------------------------------

SELECTED FINANCIAL AND OPERATING DATA

The selected consolidated financial data below should be read in conjunction with the consolidated financial statements and their accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of
Operations", which are included elsewhere in this Form 10-KSB.

                                                                            Year Ended December 31,
                                                                 --------------------------------------------
                                                                 1999                1998                1997
                                                                 ----                ----                ----
                                                                            (dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Gross premiums written................................      $    21,353         $    19,214         $    17,869
                                                            ===========         ===========         ===========
Net premiums written after renewal credits............      $    16,188         $    21,014         $    13,935
                                                            ===========         ===========         ===========

Net premiums earned...................................      $    14,666         $    18,459         $    13,532
Net investment income.................................            6,089               5,996               6,045
Net realized investment gains (losses)................              (71)                159                  90
Practice management and related income................            4,576                  78                   -
Other income..........................................              373                 357                 355
                                                            -----------         -----------         -----------
                           Total revenues.............           25,633              25,049              20,022

Losses and LAE........................................           12,867              15,677              15,591
Other underwriting expenses...........................            3,010               3,858               2,918
Practice management and related expenses..............            4,845                 378                   -
Other expenses........................................            1,439               1,510                 676
                                                            -----------         -----------         -----------
                           Total expenses.............           22,161              21,423              19,185
Income before income taxes............................            3,472               3,626                 837
Income tax  provision (benefit).......................              967               1,079                (122)
                                                            -----------         -----------         -----------
Net income............................................      $     2,505         $     2,547         $       959
                                                            ===========         ===========         ===========
BALANCE SHEET DATA:
Invested assets.......................................      $    95,092         $    96,348         $    94,362
Total assets..........................................          140,947             134,326             121,841
Total liabilities.....................................          105,152             103,315              94,355
Total stockholders' equity............................           35,795              31,011              27,486

GAAP UNDERWRITING RATIOS:
Loss and LAE ratio....................................              87.7%               84.9%              115.2%
Underwriting expense ratio............................              20.5%               20.9%               21.6%
Combined ratio after renewal credits..................             108.2%              105.8%              136.8%
Combined ratio before renewal credits.................             100.1%               96.0%              118.6%

SELECTED STATUTORY DATA:
Loss and LAE ratio....................................              80.8%               82.5%               99.9%
Underwriting expense ratio............................              16.6%               15.2%               19.7%
Combined ratio........................................              97.4%               97.7%              119.6%
Policyholders' surplus................................       $  29,212           $  24,116           $  23,258

         In calculating GAAP underwriting ratios, renewal credits are considered a reduction of premium income. In addition, earned premium is used to calculate the GAAP loss and underwriting expense ratios. For statutory purposes, renewal credits are not considered a reduction in premium income, and written premiums are used to calculate the statutory underwriting expense ratio. Due to these differences in treatment, GAAP combined ratios can differ significantly from statutory combined ratios. For a discussion of the differences between statutory and GAAP reporting, see Note 11 to the consolidated financial statements.

                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The following analysis of the consolidated results of operations and financial condition of NCRIC Group should be read in conjunction with the selected consolidated financial and operating data and consolidated financial statements and related notes included elsewhere in this Form 10-KSB.

General

         The financial statements and data presented in the Form 10-KSB have been prepared in accordance with generally accepted accounting principles, GAAP, unless otherwise noted. GAAP differs from statutory accounting practices used by regulatory authorities in their oversight responsibilities of insurance companies.

         On January 4, 1999 NCRIC Group acquired all the outstanding shares of HealthCare Consulting, Inc., the interests of HCI Ventures, LLC, and the assets of Employee Benefits Services, Inc. The acquisition was recorded as a purchase with goodwill of $5.2 million to be amortized over 20 years. The results of operations for the year ended December 31, 1999 include the results of the acquired businesses for that period.

         See  Note  11  to  the   consolidated   financial   statements   for  a
reconciliation of NCRIC's net income and equity between GAAP and statutory accounting bases. Discussed below are selected key financial concepts:

         Premium income. Gross premiums written represent the amounts billed to policyholders. Gross premiums written are reduced by premiums ceded to reinsurers and renewal credits in determining net premiums written. Premiums ceded to reinsurers represent the cost to NCRIC of reducing NCRIC's exposure to medical professional liability losses by transferring agreed upon insurance risks to reinsurers through a reinsurance contract or treaty. Renewal credits are reductions in premium billings to renewing policyholders. Net premiums written are adjusted by any amount which has been billed but not yet earned during the period in arriving at earned premiums. For several large groups of policyholders, NCRIC has insurance programs where the premiums are retrospectively determined based on losses during the period. Premiums billed under retrospective programs are recorded as premiums written, while premium refunds accrued under retrospective programs are recorded as unearned premiums. Under retrospective programs, premiums earned are premiums written reduced by premium refunds accrued.

         Prior to 1997, NCRIC's policies were written with a January 1 renewal date. Beginning in 1997 and continuing in 1998 and 1999, NCRIC began staggering policy renewal dates throughout the year which results in a one-time effect when the policy is staggered. Written premiums are increased during the periods when policies are being re-issued, returning to the previous level in the subsequent period. In accordance with GAAP, premiums are earned ratably over the terms of NCRIC's policies, so this change in renewal dates has no effect on premiums earned for any period.

         "Advance premiums" represents those premiums collected on policies prior to their renewal dates. Unearned premiums represent premiums billed but not yet fully earned at the end of the reporting period. Premiums receivable represent either annual billed premiums or experience-rated premiums which have not yet been collected.

         Losses and loss adjustment expenses. Loss and LAE reserves are estimates of future payments for reported and unreported claims and related expenses of resolving claims with respect to insured events that have occurred. The change in these reserves from year to year is reflected as an increase or decrease to NCRIC's loss and loss adjustment expenses. Medical professional liability loss and LAE reserves are established based on an estimate of these future payments as reflected in NCRIC's past experience with similar cases and historical trends involving claim payment patterns. Other factors that modify past experience are also considered in setting reserves, including court decisions; economic conditions; current trends in losses; and inflation. Reserving for medical professional liability claims continues to be a complex and uncertain process, requiring the use of informed estimates and judgements. Although NCRIC follows a practice of conservatively estimating its future payments relating to losses incurred, there can be no assurance that currently established reserves will prove adequate in light of subsequent actual experience.

         NCRIC, in consultation with its independent actuaries, utilizes several methods in order to estimate loss and LAE reserves by projecting ultimate losses. By utilizing and comparing the results of these methods, NCRIC is better able to analyze loss data and establish an appropriate reserve. The loss and LAE reserves are established by management on a monthly basis and reviewed periodically by NCRIC's independent actuaries. The independent actuarial review includes an evaluation of the appropriateness of methods used and changes in methodology if needed, as well as a reflection of updated experience.

         The inherent uncertainty in establishing reserves is relatively greater for companies writing long tail casualty business, like NCRIC. Due to the extended nature of the claim resolution process of professional liability claims, established reserve estimates may be adversely impacted by: judicial expansion of liability standards; expansive interpretations of contracts;

inflation associated with medical costs; and the propensity of individuals to file claims. Because of the existence of these uncertainties, NCRIC has historically taken a conservative posture in establishing reserves. NCRIC refines reserve estimates as experience develops, additional claims are reported and existing claims are closed; adjustments to losses reserved in prior periods are reflected in the results of the periods in which the adjustments are made.

         Losses and LAE reserve liabilities as stated on the balance sheet are reported gross before recovery from reinsurers for the portion of the claims covered under the reinsurance program. Losses and LAE expenses as stated on the income statement are reported net of reinsurance recoveries.

         Reinsurance. NCRIC manages its exposure to individual claim losses, annual aggregate losses, and LAE through its reinsurance program. Reinsurance is a customary practice in the industry. It allows NCRIC to obtain indemnification against a specified portion of losses associated with insurance policies it has underwritten by entering into a reinsurance agreement with other insurance enterprises or reinsurers. NCRIC pays or cedes part of its policyholder premium to reinsurers. The reinsurers in return agree to reimburse NCRIC for a specified portion of any claims covered under the reinsurance contract. While reinsurance arrangements are designed to limit losses from large exposures and to permit recovery of a portion of direct losses, reinsurance does not relieve NCRIC of liability to its insureds.

         Under one of NCRIC's primary reinsurance contracts, the portion of the policyholder premium ceded to the reinsurers is "swing rated" or experience rated on a retrospective basis. This swing rated cession program is subject to a minimum and maximum premium range to be paid to the reinsurers in the future, depending upon the extent of losses actually paid by the reinsurers. A deposit premium is paid by NCRIC during the initial policy year. An additional liability, "retrospective premiums accrued under reinsurance treaties" is recorded by NCRIC to represent an estimate of net additional payments to be made to the reinsurers under the program, based on the level of loss and LAE reserves recorded. Like loss and LAE reserves, adjustments to prior year ceded premiums payable to the reinsurers are reflected in the results of the periods in which the adjustments are made. NCRIC follows a practice of conservatively estimating its liabilities relating to the swing rated cession program based on historical loss experience. The swing rated reinsurance premiums are recorded in a manner consistent with the recording of NCRIC's loss reserves.

         NCRIC's practice for accounting for the liability for retrospective premiums accrued under reinsurance treaties has been to record the current year swing rated reinsurance premium at management's best estimate of the ultimate liability, which is subject to being capped at the maximum rate payable under terms of the treaty. Due to the long tail nature of the medical malpractice insurance business, it takes several years for the losses for any given report year to fully develop. Since the ultimate liability for reinsurance premiums depends on the ultimate losses, among other things, it is several years after the initial reinsurance premium accrual before the amount becomes known. During the intervening periods, reevaluations are made and adjustments to the accrued retrospective premiums are made as considered appropriate by management.

         NCRIC has historically ceded to its reinsurers over 90% of its exposure to individual losses in excess of $1 million, known as excess layer coverage. Excess layer premiums are recorded as current year reinsurance ceded costs.

         Effective January 1, 2000, NCRIC restructured its reinsurance program. The primary layer of coverage, which comprises the majority of its premiums, will change from a swing rated policy to a fixed-rate policy, with a reduction in the maximum premium rate.

         Recent industry performance. NCRIC's results of operations have historically been influenced by factors affecting the medical professional liability industry in general. The operating results of the US medical professional liability industry have been subject to significant variations over time due to competition, general economic conditions, judicial trends and fluctuations in interest rates. According to the August, 1998 Best's Review published by A.M. Best Company, in recent years, medical professional liability insurers have successfully stabilized premium rates and maintained profits by drawing on reserve redundancies from the early 1990's. Over the last several years, premium rates for the industry were basically flat while claim costs were beginning to rise. NCRIC continues to monitor these industry trends and consider them in relation to NCRIC's circumstances when setting rates or establishing reserves.

Consolidated net income - Years ended December 31, 1999, 1998 and 1997

Year ended December 31, 1999 compared to year ended December 31, 1998

         Net income totaled $2,505,000 for the year ended December 31, 1999 compared to $2,547,000 for the year ended December 31, 1998. The primary contributor to the decreased earnings was increased reinsurance costs of $7.1 million due to the reduction in favorable prior years development under the swing rated treaty. Largely offsetting this increased cost was an increase of $3.3 million in gross earned premiums after renewal credits and a reduction of $2.8 million in incurred losses and LAE.

Year ended December 31, 1998 compared to year ended December 31, 1997

         Net income for NCRIC increased $1.6 million to $2.5 million for the year ended December 31, 1998 from $959,000 for the year ended December 31, 1997. The substantial increase in income for the year was principally due to a $4.7 million increase in net premiums earned before renewal credits, partially offset by a $2.2 million increase in expenses and by a $1.2 million increase in Federal income taxes. The increase in net premiums earned is primarily due to a $5.9 million decrease in reinsurance costs and a $1.2 million increase in premiums earned from other than experience-rated plans, offset by a decrease of $2.4 million in retrospective policyholder premiums under experience-rated plans. Both the decrease in reinsurance costs and the decrease in premiums due under retrospective plans are related to favorable loss development. Reinsurance ceded premiums provided $877,000 less income in the fourth quarter than the average for the first three quarters of the year. The premiums ceded related to prior years under the swing rated treated are re-estimated and adjusted quarterly based on the most current information available on the related losses. Expenses increased in 1998 due to costs associated with the reorganization, as well as expenditures for the beginning of substantive operations of the management services organization. Federal income taxes increased due to increased income before income taxes.

                         -------------------------------
                               Net premiums earned
                         -------------------------------

Following is a summary of NCRIC's net premiums earned:

                                                            Year Ended December 31,
                                                    -------------------------------------
                                                   1999             1998              1997
                                                   ----             ----              ----
                                                              (in thousands)
Gross premiums written* ..............          $ 21,353            $19,214            $17,869
Change in unearned premiums ..........            (2,521)            (2,945)              (403)
                                                --------           --------           --------
Gross premiums earned before renewal
    credits ..........................            18,832             16,269             17,466
Reinsurance premiums ceded related to:
    current year .....................            (6,395)            (5,623)            (5,474)
    prior years ......................             3,418              9,712              3,620
                                                --------           --------           --------
    Total reinsurance premiums ceded .            (2,977)             4,089             (1,854)
                                                --------           --------           --------
Net premiums earned before renewal
    credits ..........................            15,855             20,358             15,612
Renewal credits ......................            (1,189)            (1,899)            (2,080)
                                                --------           --------           --------
Net premiums earned ..................          $ 14,666            $18,459            $13,532
                                                ========           ========           ========
*Net premiums written after renewal
    credits ..........................           $16,188            $21,014           $ 13,935
                                                ========           ========           ========


Year ended December 31, 1999 compared to year ended December 31, 1998

         Gross premiums written increased by $2.1 million, or 11%, to $21.3 million for the year ended December 31, 1999 from $19.2 for the year ended December 31, 1998. Starting in the fourth quarter of 1997 and continuing through 1999, NCRIC began staggering policy renewal dates. Premiums written for the year ended December 31, 1999 increased approximately $400,000 over the premiums written for the year ended December 31, 1998 due to the re-writing of policies. There is a one-time effect when the policy renewal is staggered which increases premiums written in the current period; premiums written will, all else being equal, return to the previous level in the subsequent period. While the staggering of the renewal dates affects premiums written, earned premiums are not affected for either period.

         Gross premiums written, adjusted for the staggering of renewal dates, increased $1.8 million for the year ended December 31, 1999 over the year ended December 31, 1998 due to net new business written in 1999 increasing the number of policyholders by 13%. Gross premiums written on excess layer coverage increased $500,000 to $2.5 million for the year ended December 31, 1999 from $2.0 million for the year ended December 31, 1998.

         Discounts are granted to provide incentives and rewards for policyholders to minimize loss experience. Policyholders with favorable loss experience or "claims free" experience, those who participate in risk-management programs and those who wish to participate in the loss experience of a group under risk sharing premium plans are granted discounts. The discounts for attending risk-management programs were first implemented in 1997. While these programs reduce net premiums due to the discounts granted, management believes its risk-management programs are likely to reduce losses in the future. Discounts under policyholder programs increased by approximately $500,000, or 14% for the year ended December 31, 1999 compared to the year ended December 31, 1998.

         The change in unearned premiums for the period decreased by $424,000 to $2.5 million for the year ended December 31, 1999 from $2.9 million for the year ended December 31, 1998. This decrease resulted from a $1.9 million increase due to the staggering of renewal dates, new business written and extended reporting endorsement coverage offset by a $2.3 million decrease in retrospectively determined policyholder refunds for 1999 due to higher loss experience in the experience-rated programs.

         Gross premiums earned before renewal credits increased $2.5 million, or 15%, to $18.8 million for the year ended December 31, 1999 from $16.3 million for the year ended December 31, 1998. The increase was primarily due to $2.4 million of additional premiums earned under experience-rated programs.

         Reinsurance premiums ceded increased by $7.1 million to $3.0 million for the year ended December 31, 1999 from a credit of $4.1 million for the year ended December 31, 1998. Reinsurance premiums are affected by current year premiums payable to the reinsurers, as well as the retrospective adjustments to accruals for prior year premiums. The increase was the result of a decrease in the credit from prior years premiums under the swing rated insurance treaty due to favorable loss experience.

         Current year reinsurance premiums ceded increased by $772,000, or 14%, to $6.4 million for the year ended December 31, 1999 from $5.6 million for the year ended December 31, 1998. This increase is due to an increase in the excess layer coverages purchased by the policyholders plus an increase in the swing rated premium on the primary layer. The reinsurance premium due for excess layer coverage increased by $408,000, or 22%, to $2.3 million for the year ended December 31, 1999 from $1.9 million for the year ended December 31, 1998, consistent with an increase in premiums written for the excess layer coverage. In addition, the premiums related to the swing rated cession program increased by $364,000, or 10%. The liability "retrospective premiums accrued under reinsurance treaties" increased to $7.2 million at December 31, 1999 from $6.5 million at December 31, 1998.

         Reinsurance premiums related to prior years under the swing rated treaty were reduced by $3.4 million in 1999 and $9.7 million in 1998 due to favorable loss development of reinsured losses compared to prior estimates by NCRIC. Generally, losses covered by the swing rated treaty are in the range excess of $500,000 to $1 million. The 1999 change is primarily reflective of the favorable loss development in the 1992 though 1996 loss years. The 1998 change is primarily reflective of the favorable loss development for the 1993 through 1995 loss years. The favorable loss development results largely from NCRIC's decision in 1996 to more aggressively defend high exposure loss cases.

         Renewal credits decreased $710,000 to $1.2 million for the year ended December 31, 1999 from $1.9 million for the year ended December 31, 1998 reflecting a decrease in the credit rate to 10% from 12.5%.

         Net premiums earned before renewal credits decreased by $4.5 million, or 22%, to $15.9 million for the year ended December 31, 1999 from $20.4 million for the year ended December 31, 1998. Net premiums earned after renewal credits decreased by $3.8 million, or 21%, to $14.7 million for the year ended December 31, 1999 from $18.5 million for the year ended December 31, 1998. The decreases reflect the lower reinsurance ceded favorable prior year development in 1999 compared to 1998 partially offset by the increase in gross earned premiums.

Year ended December 1998 compared to year ended December 31, 1997

         Gross premiums written increased by $1.3 million, or 8%, to $19.2 million for the year ended December 31, 1998 from $17.9 million for the year ended December 31, 1997. Starting in the fourth quarter of 1997 and continuing through 1998, NCRIC began to stagger policy renewal dates. Premiums written increased $836,000 for the year ended December 31, 1998 and $324,000 for the year ended December 31, 1997 due to re-writing of policies. There is a one-time effect when the policy renewal is staggered which increases premiums written in the current period; premiums written will, all else being equal, return to the previous level in the subsequent period. While the staggering of the renewal dates affects premiums written, earned premiums are not affected for either period. The $19.2 million of gross premiums written for the year ended December 31, 1998 includes $697,000 related to experience-rated programs. The $17.9 million of gross premiums written for the year ended December 31, 1997 includes $1.6 million related to experience-rated programs.

         Gross premiums written adjusted for the staggering of renewal dates and experience-rated premiums increased $1.7 million, or 11%, to $17.7 million for the year ended December 31, 1998 from $15.9 million for the year ended December 31, 1997. Approximately $1.4 million of this $1.7 million increase is due to the 6% premium rate increase for 1998; the remainder of the increase results from a 2% policyholder increase. Discounts under policyholder programs increased by $208,000, or 4% for the year ended December 31, 1998 compared to the year ended December 31, 1997. Gross premiums written on excess layer coverage increased $322,000 to $2.0 million for the year ended December 31, 1998 from $1.7 million for the year ended December 31, 1997.

         The change in unearned premiums for the period increased by $2.5 million to $2.9 million for the year ended December 31, 1998 from $403,000 for the year ended December 31, 1997. This change resulted from a $1.0 million increase in the unearned portion of the policy premium due to non-January 1 renewal dates, as well as a $1.5 million increase in retrospectively-determined policyholder refunds for 1998 due to favorable loss experience.

         Gross premiums earned before renewal credits decreased $1.2 million, or 7%, to $16.3 million for the year ended December 31, 1998 from $17.5 million for the year ended December 31, 1997. The $1.2 million decrease described above was due to approximately $1.2 million of additional premiums earned for the year ended December 31, 1998, offset by a $2.4 million net reduction in premiums earned under experience-rated programs.

         Reinsurance premiums ceded decreased by $5.9 million to a credit of $4.1 million for the year ended December 31, 1998 from $1.9 million for the year ended December 31, 1997. Reinsurance premiums are affected by current year premiums payable to the reinsurers, as well as the retrospective adjustments to accruals for prior year premiums.

         Current year reinsurance premiums ceded increased by $149,000, or 3%, to $5.6 million for the year ended December 31, 1998 from $5.5 million for the year ended December 31, 1997. This increase is due to an increase in the excess layer coverages purchased by the policyholders, partially offset by a decrease in the swing rated premium. The reinsurance premium due for excess layer coverage increased by $268,000, or 16%, to $1.9 million for the year ended December 31, 1998 from $1.7 million for the year ended December 31, 1997, consistent with an increase in premiums written for the excess layer coverage. In addition, the premiums related to the swing rated cession program decreased by $119,000, or 3%. The liability "retrospective premiums accrued under reinsurance treaties" decreased to $6.5 million at December 31, 1998 from $13.8 million at December 31, 1997.

         Reinsurance premiums related to prior years under the swing rated treaty were reduced by approximately $9.7 million in 1998 and $3.6 million in 1997 due to favorable loss development of reinsured losses compared to prior estimates by NCRIC. Generally, losses covered by the swing rated treaty are in the range excess of $500,000 to $1 million. The 1998 change is primarily reflective of the favorable loss development for the 1993 through 1995 loss years. The 1997 change in estimate relates primarily to the favorable loss development in the 1989 and 1992 loss years. The favorable loss development results largely from NCRIC's decision in 1996 to more aggressively defend high exposure loss cases. The success of this new policy resulted in reduced loss payments compared to the original loss estimates.

         In the 1990 - 1991 treaty, NCRIC's incurred losses generated the maximum premium expense under the terms of the swing rated treaty or 27% of gross net earned premium income. As a result of the poor loss experience, the reinsurers raised the maximum premium rate effective in 1992 to 35% and in 1993 to 40% of gross net earned premium income where the rate remained at 40% until 1996. Beginning in 1996 NCRIC recognized that the losses incurred in some of the earlier years were developing favorably and NCRIC expected the losses to generate a reinsurance premium below the maximum reinsurance premium rate level previously booked. Accordingly, NCRIC began to reduce the reinsurance premium liability for the older years. This recognition of favorable emerging loss development in the primary reinsurance layer continued into 1997 and 1998. Also, as a result of the emerging loss experience on the 1993 - 1995 treaty years, the reinsurers reduced the maximum reinsurance rate for 1996 to 30% for 1997, 1998 and 1999 to 22.5%.

         While NCRIC had recognized in its 1996 and 1997 financial statements emerging favorable loss development in its estimates of the prior year reinsurance ceded premiums, there was some indication that the overall level of the reinsurance premium liability might be too high. In 1998 NCRIC worked with its independent actuary to study the liability for reinsurance ceded premiums in conjunction with the reserve liability calculation. The result was to further reduce the liability, which resulted in reinsurance ceded premium income.

         Renewal credits decreased $181,000, or 9%, to $1.9 million for the year ended December 31, 1998 from $2.1 million for the year ended December 31, 1997 reflecting a decrease in the credit rate from 16% to 12.5%, partially offset by an increasing premium base subject to the discount.

         Net premiums earned before renewal credits increased by $4.7 million, or 30%, to $20.4 million for the year ended December 31, 1998 from $15.6 million for the year ended December 31, 1997. This increase primarily reflects the change in estimate of reinsurance premiums due under the swing rated program. Net premiums earned after renewal credits increased similarly by $4.9 million, or 36%, to $18.5 million for the year ended December 31, 1998 from $13.5 million for the year ended December 31, 1997.

                         -------------------------------
                              Net investment income
                         -------------------------------

Year ended December 31, 1999 compared to year ended December 31, 1998

         Net investment income increased by $93,000, or 1.6%, for the year ended December 31, 1999 compared to the prior year reflecting a slight increase in yields. Net investment income for both years was approximately $6.0 million. Average invested assets, which includes cash equivalents, were maintained at essentially the same level in both periods. Maturing investments were primarily invested in asset and mortgaged backed securities. $2.9 million of funds were used in the January 4, 1999 acquisition of the businesses of HealthCare Consulting, HCI Ventures and Employee Benefit Services. The average effective yield was approximately 5.74% for the year ended December 31, 1999 and 5.68% for the year ended December 31, 1998. The tax equivalent yield was approximately 6.18% at December 31, 1999 and 6.24% at December 31, 1998. The change in investment yields is reflective of the market change in interest rates in 1999 compared to 1998.

Year ended December 31, 1998 compared to year ended December 31, 1997

         Net investment income decreased by $49,000, or 1%, for the year ended December 31, 1998 compared to the prior year, due to a decline in yields which was only partially offset by an increase in invested funds and a decrease in investment expenses. Net investment income for both years was approximately $6.0 million. Average invested assets, which includes cash equivalents but excludes real estate held, increased by $5.6 million, or 6%, to $105.6 million at December 31, 1998 from $100.0 million at December 31, 1997 due to a change in unrealized gains and additional invested funds. Positive cash flow and maturing investments were primarily invested in U.S. Government/Agency and corporate bonds for both periods. In order to increase yield and to better utilize NCRIC's positive cash flow position, the duration of the portfolio was increased from
4.0 years to 5.7 years. The average effective yield was approximately 5.68% for the year ended December 31, 1998 and 6.05% for the year ended December 31, 1997. The tax equivalent yield was approximately 6.24% at December 31, 1998 and 6.69% at December 31, 1997. The decrease in investment yields is reflective of the market decrease in interest rates in 1998 compared to 1997.

                   ------------------------------------------
                     Net realized investment gains (losses)
                   ------------------------------------------

Year ended December 31, 1999 compared to year ended December 31, 1998

         Net realized investment losses were $71,000 for the year ended December 31, 1999 compared to net realized gains of $159,000 for the year ended December 31, 1998. Realized losses in 1999 were primarily from the sale of mortgage-backed securities and US government and agencies.

Year ended December 31, 1998 compared to year ended December 31, 1997

         Net realized investment gains were $159,000 for the year ended December 31, 1998 and $90,000 for the year ended December 31, 1997. Net realized gains for both periods were primarily from the sale of corporate bonds.

                         -------------------------------
                         Practice management and related
                                     income
                         -------------------------------

Year ended December 31, 1999 compared to year ended December 31, 1998

         Practice management and related revenues of $4.6 million and $78,000 for the years ended December 31, 1999 and 1998, consisted of fees generated by NCRIC MSO primarily through the businesses acquired on January 4, 1999, HealthCare Consulting, HCI Ventures and Employee Benefits Services. HealthCare Consulting serves more than 1,100 physician clients in Virginia, North Carolina, South Carolina, Tennessee, and the District of Columbia. The fees for 1999 are for practice management services (40%), accounting services (31%), tax and personal financial planning (11%), retirement plan accounting and administration (13%), and other services (5%).

                         -------------------------------
                                  Other income
                         -------------------------------

         Other income includes revenues from insurance brokerage, insurance agency and physician services; as well as finance and service charge income from NCRIC's financing of physician premiums.

Year ended December 31, 1999 compared to year ended December 31, 1998

         Other income increased $16,000, or 4%, to $373,000 for the year ended December 31, 1999 from $357,000 for the year ended December 31, 1998. The primary source of the increase was in brokerage commission income as the result of increased excess layer reinsurance ceded.

Year ended December 31, 1998 compared to year ended December 31, 1997

         Other  income  remained  relatively   consistent  from  1998  to  1997,
increasing to $357,000 from $355,000.

                    ----------------------------------------
                        Loss and loss adjustment expenses
                       incurred and combined ratio results
                    ----------------------------------------

         The expense for incurred losses and LAE for each year net of reinsurance can be summarized as follows. All loss expense amounts incurred are reported net of reinsurance amounts recoverable.

                                                                           Year Ended December 31,
                                                                 ----------------------------------------
                                                                   1999            1998            1997
                                                                   ----            ----            ----
                                                                              (in thousands)
Incurred losses and LAE related to:
     Current year - losses .................................     $20,795          $19,140        $19,444
     Prior years - development .........................          (7,928)          (3,463)        (3,853)
                                                                 -------          -------        -------
Total incurred for the year ............................         $12,867          $15,677        $15,591
                                                                 =======          =======        =======


         Traditionally, property and casualty insurer results are judged using ratios of losses and underwriting expenses compared to net premiums earned. Following is a summary of these ratios for each period.

                                                                            Year Ended December 31,
                                                                 --------------------------------------------
                                                                    1999              1998            1997
                                                                    ----              ----            ----
     Loss and LAE ratio:
         Current year losses ...........................             141.8%          103.7%          143.7%
         Prior year losses .............................             (54.1)          (18.8)          (28.5)
                                                                    ------          ------           ------
     Total Loss and LAE ratio ..........................              87.7            84.9           115.2
     Underwriting expense ratio ........................              20.5            20.9            21.6
                                                                    ------          ------           ------
     Combined ratio.....................................  .          108.2%         105.8%           136.8%
                                                                     =====          ======           ======

Year ended December 31, 1999 compared to year ended December 31, 1998

         Total incurred loss and LAE expense of $12.9 million for the year ended December 31, 1999 represented a decrease of $2.8 million, or 18%, compared to $15.7 million incurred for the year ended December 31, 1998.

         The total incurred losses are broken into two components - incurred losses related to the current coverage year and development on prior coverage year losses. Current year incurred losses increased by $1.7 million, or 9%, to $20.8 million for the year ended December 31, 1999 from $19.1 million for the year ended December 31,1998. The frequency, number of new claims reported, in 1999 was greater than in 1998 but remained less than the 1997 level. An increase in severity was first noted in 1996, as described in the comments on 1998 results below, and continued through 1999. The increase in frequency combined with the continuing heightened level of severity resulted in an increase in the current year loss and LAE ratio to 141.8% for the year ended December 31, 1999 from 103.7% for the year ended December 31, 1998.

         NCRIC experienced favorable development on estimated losses for prior year's claims for both years. The favorable loss development related to prior years claims was $7.9 million for the year ended December 31, 1999, and $3.5 million for the year ended December 31, 1998. The total loss and LAE ratio was reduced by 54 points for the year ended December 31, 1999 and 19 points for the year ended December 31, 1998, as a result of this favorable development. The 1999 change is primarily reflective of the favorable loss development for the 1992 through 1996 loss years; whereas, the 1998 change is primarily reflective of the favorable loss development for the 1993 through 1995 loss years. Prior year development results from the re-estimation and settlement of individual losses not covered by reinsurance, which are generally losses under $500,000.

         The underwriting expense ratio decreased to 20.5% for the year ended December 31, 1999 from 20.9% for the year ended December 31, 1998. This decrease is reflective of the 22% decrease in underwriting expenses partially offset by the decrease in net premiums earned due to the substantial decrease in reinsurance premiums previously described. Underwriting expenses decreased $848,000 to $3.0 million for the year ended December 31, 1999 from $3.9 million for the year ended December 31, 1998. See "Underwriting expenses."

         The combined ratio increased to 108.2% for the year ended December 31, 1999 from 105.8% for the year ended December 31, 1998. The decrease in net premiums earned previously described, combined with lower incurred losses resulted in a combined ratio at the second lowest level for the 1995 through 1999 period.

         The statutory combined ratio was 97.4% for the year ended December 31, 1999 compared to 97.7% for the year ended December 31, 1998. This decrease reflects the same premium and loss level factors noted previously.

Year ended December 31, 1998 compared to year ended December 31, 1997

         Total incurred loss and LAE expense of $15.7 million for year ended December 31, 1998 represented an increase of $86,000, or 1%, compared to $15.6 million incurred for the year ended December 31, 1997. Although NCRIC has noticed a higher severity - reported average claim cost - compared to earlier coverage years, this has been more than offset by a substantially lower frequency - number of claims. The increase in severity noted in 1998 has continued a trend first noted in 1996. According to the August, 1998 Best's Review, this increase in severity has also been observed in other medical professional liability insurers. Consistent with its historical practice, NCRIC has taken a conservative posture in establishing reserves related to the higher severity indications. NCRIC cannot predict the ultimate outcome of these uncertainties.

         The total incurred losses are broken into two components - incurred losses related to the current coverage year and development on prior coverage year losses. Current year incurred losses decreased by $304,000, or 2%, to $19.1 million for the year ended December 31, 1998 from $19.4 million for the year ended December 31,1997 due to the lower frequency of claims previously described. At the same time, net premiums earned increased by 36% as also previously described. The loss and LAE ratio reflected these changes, decreasing to 103.7% for the year ended December 31, 1998 from 143.7% for the year ended December 31, 1997.

         NCRIC experienced favorable development on estimated losses for prior year's claims for both years. The favorable loss development related to prior years claims was $3.5 million for the year ended December 31, 1998, and $3.9 million for the year ended December 31, 1997. The total loss and LAE ratio was reduced by 19 points for the year ended December 31, 1998 and 29 points for the year ended December 31, 1997, as a result of this favorable development. For both periods, this favorable development related to the 1993 through 1995 loss years, substantially reduced losses. Prior year development results from the re-estimation and settlement of individual losses not covered by reinsurance, which are generally losses under $500,000.

         The underwriting expense ratio decreased to 20.9% for the year ended December 31, 1998 from 21.6% for the year ended December 31, 1997. This increase is reflective of the 32% increase in underwriting expenses offset by a 36% increase in net premiums earned due to the substantial decrease in reinsurance premiums previously described. Underwriting expenses increased $940,000 to $3.9 million for the year ended December 31, 1998 from $2.9 million for the year ended December 31, 1997. See "Underwriting expenses."

         The combined ratio decreased to 105.8% for the year ended December 31, 1998 from 136.8% for the year ended December 31, 1997. The 36% increase in net premiums earned previously described, combined with stable incurred losses helped to drive the combined ratio to its lowest level for the 1995 through 1998 period.

         The statutory combined ratio was 97.7% for the year ended December 31, 1998 compared to 119.6% for the year ended December 31, 1997. The improved ratio resulted from the increase in net premiums and stable incurred losses as previously noted.

                         -------------------------------
                            Loss and loss adjustment
                               expenses liability
                         -------------------------------

The loss and LAE reserve liabilities for unpaid claims as of each period are as follows:

                                                   At December 31,
                                             ---------------------------
                                              1999                1998
                                              ----                ----
                                                   (in thousands)
Liability for:
         Losses .................            $56,462            $57,022
         Loss adjustment expenses             27,820             27,573
                                             -------            -------
                                             $84,282            $84,595
                                             =======            =======
Reinsurance recoverable on losses            $26,627            $24,944
                                             =======            =======

         Losses in the medical professional liability industry can take up to eight to ten years, or occasionally more, to fully settle. Actual amounts are not due from the reinsurers until NCRIC settles a claim.

         NCRIC   believes  that  all  of  its   reinsurance   recoverables   are
collectible. See "Business - Reinsurance" for a discussion on the reinsurance program.

                         ------------------------------
                              Underwriting expenses
                         -------------------------------

         Salaries and benefits accounted for approximately 30% of other underwriting expenses; with professional fees, including legal, auditing and director's fees, accounting for approximately another 30% of the underwriting expenditures. Starting in 1998, premium taxes related to the change in unearned premiums due to the staggering of renewal dates have been treated as deferred acquisition costs. Guaranty fund assessments are based on industry loss experience, which is not entirely predictable.

Year ended December 31, 1999 compared to year ended December 31, 1998

         Underwriting expenses decreased $848,000, or 22%, to $3.0 million for the year ended December 31, 1999 from $3.9 million for the year ended December 31, 1998. The decrease in expense was due primarily to a decrease of $128,000 in premium taxes related to the reduction in the premium tax rate, a decrease of $149,000 in guaranty fund assessments and a decrease of $464,000 in directors' fees and salaries as a result of the reorganization.

Year ended December 31, 1998 compared to year ended December 31, 1997

         Underwriting expenses increased $940,000, or 32%, to $3.9 million for the year ended December 31, 1998 from $2.9 million for the year ended December 31, 1997. The increase in expenditures was due to a variety of factors, including increases in salary and employee relations costs of $423,000; rent costs of $263,000; and premium taxes of $109,000. Salary and employee relations costs increased due to the continued upgrading of management positions in anticipation of the reorganization. Building rent costs have increased due to the sale of NCRIC's building in 1997. Premium taxes increased due to an increase in written premiums.

                         -------------------------------
                         Practice management and related
                                    expenses
                         -------------------------------

Year ended December 31, 1999 compared to year ended December 31, 1998

         Practice management and related expenses of $4.8 million December 31, 1999 consisted primarily of expenses, such as salaries, general office expenses, and goodwill amortization related to NCRIC MSO operations of the businesses acquired January 4, 1999. The management services organization was established in 1997 to provide physicians with a variety of administrative support and other services but did not have substantive operations until 1998.


                         -------------------------------
                                 Other expenses
                         -------------------------------

         Other expenses include expenditures for holding company and subsidiary operations which are not directly related to the issuance of medical professional liability insurance, including insurance brokerage, insurance agency and physician services; as well as costs associated with unrelated one-time events like the reorganization.

Year ended December 31, 1999 compared to year ended December 31, 1998


         Other expenses decreased $71,000 to $1.4 million for the year ended December 31, 1999 from $1.5 million for the year ended December 31, 1998. The change resulted primarily from the decrease of $649,000 in expenses in connection with the 1998 reorganization and $50,000 in expenses for National Capital Insurance Brokerage related to an insurance contract that was transferred to NCRIC during 1999 offset largely by an increase of $307,000 in legal fees incurred in connection with litigation brought by NCRIC Physicians Organization, interest on acquisition debt of $120,000 and parent company expenses for directors fees of $230,000. The litigation was settled in 1999 with terms including a guarantee of a minimum payment to the NCRIC Physicians Organization of $6,000 per month for 60 months.

Year ended December 31, 1998 compared to year ended December 31, 1997

         Other expenses increased $834,000, or 123%, to $1.5 million for the year ended December 31, 1998 from $676,000 for the year ended December 31, 1997. The substantial increase was primarily due to $649,000 of legal, accounting and professional fees associated with the reorganization.


                         -------------------------------
                              Federal income taxes
                         -------------------------------

         The effective tax rate for NCRIC is lower than the federal statutory rate principally due to nontaxable investment income.

                                               Year Ended December 31,
                                       -------------------------------------
                                             1999         1998         1997
                                             ----         ----         ----

Federal income tax at statutory rates         34%          34%          34%
Tax exempt income ...................         (7)          (9)         (42)
Dividends received ..................         (2)          (2)          (8)
Goodwill amortization ...............          2           --           --
Reorganization costs ................         --            6           --
Other, net ..........................          1            1            1
                                             ---          ---          ---
Federal income tax at effective rates         28%          30%         (15)%
                                             ===          ===          ===

         NCRIC's net deferred tax assets are created by temporary differences that will result in tax benefits in future years due to the differing treatment of items for tax and financial statement purposes. The primary difference is the requirement to discount or reduce loss reserves for tax purposes because of their long-term nature.

                                                          At December 31,
                                                      -----------------------
                                                    1999                   1998
                                                    ----                   ----

Deferred federal income tax asset ............. $3,298,000            $2,742,000
                                                ==========            ==========

Year ended December 31, 1999 compared to year ended December 31, 1998

         Tax expense for the year ended December 31, 1999 was $1.0 million compared to $1.1 million for the year ended December 31, 1998. The Federal corporate income tax rate of 34% was reduced to an effective tax rate of 28% for the year ended December 31, 1999 due to tax-exempt income and nontaxable dividends received. The effective rate was 30% for the year ended December 31, 1998, higher than the 1999 effective rate primarily due to 1998 reorganization costs. The decrease in federal income tax is reflective of the decreased income before tax for the period combined with the reduction in the effective tax rate.

Year ended December 31, 1998 compared to year ended December 31, 1997

         Tax expense for the year ended December 31, 1998 was $1.1 million compared to a $122,000 tax benefit for the year ended December 31, 1997. The effective rate was 30% for the year ended December 31, 1998. The Federal corporate income tax rate of 34% was reduced to an effective tax benefit rate of 15% for the year ended December 31, 1997 due to tax-exempt income and nontaxable dividends received. This increase in federal income tax is reflective of the increased income before tax for the period.

Financial condition, liquidity and capital resources

         NCRIC Group

         Financial condition and capital resources. NCRIC Group is a stock holding company whose operations and assets primarily consist of its ownership of NCRIC and NCRIC MSO, Inc. As a result of the 1998 reorganization, NCRIC Group has greater access to the capital markets. This allows NCRIC Group to assist its subsidiaries in their efforts to compete effectively and create long-term growth. As a part of this strategy, NCRIC Group may seek to take advantage of acquisition opportunities and alternative financing.

         On January 4, 1999, Sequoia National Bank approved a loan to NCRIC Group in the amount of $2,200,000 at annual interest rate of prime + 3/4 of a percentage point to finance the acquisition of HealthCare Consulting, Inc. and HCI Ventures, LLC and the assets of Employee Benefits Services, Inc. On July 29, 1999, the loan was repaid from the proceeds of the issuance of common stock.

         Liquidity. Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs. NCRIC Group's cash flow from operations will consist of dividends from subsidiaries, if declared and paid, and other permissible payments from its subsidiaries, offset by fees paid to NCRIC, for management services and other expenses. NCRIC Group intends to rely primarily on this cash flow from NCRIC, Inc. and NCRIC MSO, Inc. to pay dividends on its common stock, if any. The amount of the future cash flow available to NCRIC Group may be influenced by a variety of factors, including NCRIC, Inc.'s financial results and regulation by the District of Columbia Department of Insurance and Securities Regulation.

         The payment of dividends to NCRIC Group by NCRIC, Inc. is subject to limitations imposed by the District of Columbia Holding Company System Act of 1993. Under the D.C. Holding Company Act, NCRIC, Inc. must seek prior approval from the Commissioner to pay any dividend which, combined with other dividends made within the preceding 12 months, exceeds the lesser of (A) 10% of the surplus at the end of the prior year or (B) the prior year's net income excluding realized capital gains. Net income, excluding realized capital gains, for the 2 years preceding the current year is carried forward for purposes of the calculation to the extent not paid in dividends. The law also requires that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to the insurer's outstanding liabilities and adequate to meet its financial needs. The District of Columbia permits the payment of dividends only out of unassigned statutory surplus. Using these criteria, as of December 31, 1999, NCRIC, Inc. would have had available approximately $2.9 million of unassigned statutory surplus available for dividends.

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

         NCRIC subsidiaries had positive cash flow from operations for the years ended December 31, 1999, 1998 and 1997. Cash provided by operating activities of NCRIC subsidiaries was $5.1 million in 1999, $3.0 million in 1998, and $1.6 million in 1997. The $2.1 million of increased cash flow in 1999 compared to 1998 results primarily from $2.8 million of additional premiums collected, an increase of $1.3 million in receipts from reinsurers, a decrease of $700,000 in income and premium taxes paid, and net cash inflows of $400,000 from the operations of the practice management and financial services companies acquired January, 1999, partially offset by a $3.1 million increase in payments for losses and LAE. The $1.4 million of increased cash flow in 1998 compared to 1997 resulted from $1.1 million of additional premiums collected and a $3.5 million reduction in losses and LAE paid; reduced by $2.8 million of increased underwriting and other expenses and $700,000 of Federal income taxes paid. Because of the long-term nature of both payment of claims and the settlement of swing rated reinsurance premiums due to the reinsurers, cash from operations for medical professional liability insurer like NCRIC can vary substantially from year to year.

         Comprehensive income was a loss of $2.4 million for the year ended December 31, 1999 compared to gains of $3.8 million and $2.1 million for the years ended December 31, 1998 and 1997. The decrease in comprehensive income primarily results from the decline in unrealized investment gains, net of deferred income taxes.

         In addition to the positive cash generated from operations, NCRIC sold its building in 1997. The $1.2 million net proceeds were invested in the securities portfolio.

         Financial condition and capital resources. NCRIC subsidiaries invest their positive cash flow from operations primarily in investment grade, fixed maturity securities. As of December 31, 1999, the carrying value of NCRIC subsidiaries securities portfolio was $94.3 million, compared to a carrying value of $96.3 million at December 31, 1998. The portfolios were invested as follows:

                                                       At December 31,
                                                ---------------------------
                                                    1999          1998
                                                    ----         ----

U.S. Government and agencies ..............          15%          25%
Asset-backed and mortgage-backed securities          40           28
Tax-exempt securities .....................          14           21
Corporate bonds and preferred stocks ......          31           26

         Over 74% of the portfolio at December 31, 1999 was invested in US Government/agency securities or has a rating of AAA or AA. For regulatory purposes, as of December 31, 1999 and December 31, 1998, respectively, 96% and 99% of the securities portfolio is rated "Class 1", which is the highest quality rated group as classified by the NAIC.

         NCRIC subsidiaries believe that all of their fixed maturity securities are readily marketable. Investment duration is closely monitored to provide adequate cash flow to meet operational and maturing liability needs. Asset and liability modeling, including sensitivity analyses and cash flow testing, are performed on a regular basis.

         NCRIC subsidiaries have no corporate debt. The $2.5 million line of credit available as of December 31, 1999 is restricted to working capital for claim settlements. The line of credit is unsecured and renewable. NCRIC subsidiaries have not drawn down on this facility. As of December 31, 1999, a NCRIC subsidiary had entered into a contract to purchase new policy administration software; future payments under the contract are required as services are completed by the vendor and total $650,000. NCRIC subsidiaries have no other material commitments for capital expenditures. NCRIC Group and its subsidiaries are required to pay aggregate annual salaries in the amount of $975,000 to six persons under employment agreements.

         The equity of NCRIC subsidiaries was $29.1 million at December 31, 1999 and $31.0 million at December 31, 1998. The $1.9 million decrease for the year ended December 31, 1999 was due to $3.0 million of net income offset by $4.9 million of unrealized investment losses net of tax. The $3.5 million increase for the year ended December 31, 1998 was due to $2.5 million of net income and $1.2 million of unrealized appreciation net of tax in the investment portfolio, net of a $250,000 dividend.

Effects of inflation and interest rate changes

         The primary effect of inflation on NCRIC is in estimating reserves for unpaid losses and LAE for medical professional liability claims in which there is a long period between reporting and settlement. The rate of inflation for malpractice claim settlements can substantially exceed the general rate of inflation. The actual effect of inflation on NCRIC's results cannot be conclusively known until claims are ultimately settled. Based on actual results to date, NCRIC believes that loss and LAE reserve levels and NCRIC's ratemaking process adequately incorporate the effects of inflation.

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

Year 2000 issues

         The Year 2000 issues have not caused any disruption in NCRIC's business. Despite this, there can be no guarantee that there will not be a failure detected in the future. While NCRIC believes that the Year 2000 issues will not cause an adverse effect on its ability to conduct its operations, any failure associated with Year 2000 compliance could have a material effect on NCRIC.

         NCRIC estimates that it incurred internal and external costs associated with the Year 2000 readiness effort of approximately $28,000, $15,000 and $36,000 for the years ended December 31, 1999, 1998 and 1997, respectively.

Federal income tax matters

         For tax years prior to the stock offering, NCRIC filed a consolidated United States Federal income tax return with its parent and subsidiaries. For tax years after the stock offering, NCRIC will not file as part of a consolidated United States Federal income tax return with NCRIC, A Mutual Holding Company or NCRIC Holdings because NCRIC, A Mutual Holding Company and NCRIC Holdings will own directly and indirectly less than 80% of the outstanding shares of NCRIC Group. Tax years 1996, 1997 and 1998 are open but not currently under audit.

Regulatory matters

         NAIC statutory accounting codification. The National Association of Insurance Commissioners or NAIC is an association of the insurance regulators of all 50 states and the District of Columbia. The NAIC has codified the statutory accounting practices, which are the accounting rules and guidelines prescribed or permitted by the state insurance regulators. Prescribed statutory accounting practices include state laws, regulations and NAIC guidelines. Permitted statutory accounting practices encompass all accounting practices that are not prescribed; permitted statutory accounting practices may differ from state to state and company to company. The project was intended to re-examine current statutory accounting practices and to ensure uniform accounting treatment from a regulatory standpoint. The accounting mandated by the codification is expected to apply commencing January 1, 2001, and is likely to result in changes to current accounting treatments permitted by state regulators. Any statutory accounting changes mandated as a result of this codification will not have an effect on the financial statements prepared in accordance with GAAP, which have been included in this document and filed with the Securities and Exchange Commission.

         NAIC IRIS ratios. The NAIC Insurance Regulatory Information System or "IRIS," is an early warning system that is primarily intended to be utilized by the state and District of Columbia insurance department regulators to assist in their review and oversight of the financial condition and results of operations of insurance companies operating in their respective jurisdictions. IRIS is a ratio analysis system that is administered by the NAIC. The NAIC provides the state and District of Columbia insurance department regulators with ratio reports for each insurer within their jurisdiction based on standardized annual financial statements submitted by the insurers. IRIS identifies 12 ratios to be analyzed for a property-casualty insurer, and specifies a range of values for each of these ratios. The ratios address various aspects of each insurer's financial condition and stability including profitability, liquidity, reserve adequacy and overall analytical ratios. Departure from the "usual range" of a ratio may require the submission of an explanation to the state or District of Columbia insurance regulator. Departure from the usual range on four or more ratios may lead to increased regulatory oversight.

         For 1998 and 1999, NCRIC, Inc. was outside the usual range on the ratio of estimated current reserve deficiency to surplus. This ratio provides an estimate of adequacy of loss reserves maintained based on the change in net premiums from year to year. This ratio fell outside the usual range for both years due to a change in NCRIC, Inc.'s net premiums written, which takes into account premiums ceded under the reinsurance program. Due to favorable loss development, the previously estimated swing rated reinsurance premium due from prior years was reduced. In addition, the maximum premium rate due under the reinsurance program was reduced in 1997 and again in 1998. This premium ceded reduction resulted in an inappropriate indication of inadequate reserves. In addition, for 1998 and 1999, the change in net writings or net premiums written, ratio was out of the usual range of values. This again was due to the reduction in reinsurance premiums. NCRIC was within or favorably exceeded the usual range for the remainder of the IRIS ratios.

         NAIC risk-based capital. The NAIC has established a methodology for assessing the adequacy of each insurer's capital position based on the level of statutory surplus and an evaluation of the risks in the insurer's product mix and investment portfolio profile. This risk-based capital or "RBC" formula is designed to allow state and District of Columbia insurance regulators to identify potentially under-capitalized companies. For property-casualty insurers, the formula takes into account risks related to the insurer's assets-including risks related to its investment portfolio -and the insurer's liabilities-including risks related to the adverse development of coverages underwritten. The RBC rules provide for different levels of regulatory attention depending on the ratio of the insurer's total adjusted capital to the "authorized control level" of RBC. For all periods presented, NCRIC, Inc.'s and Commonwealth Medical Liability Insurance Company's total adjusted capital levels were significantly in excess of the authorized control level of RBC. As a result, the RBC requirements are not expected to have an impact upon NCRIC's operations. Following is a presentation of the total adjusted capital for NCRIC, Inc. and Commonwealth Medical Liability Insurance Company compared to the authorized control level of RBC:

                            Authorized Control Level
                               Risk-based Capital               Total Adjusted Capital
                            ------------------------            ----------------------
                             NCRIC, Inc.      CML               NCRIC, Inc.      CML
                             -----------      ---               -----------     ----
                                                  (in millions)
December 31, 1999 .....      $  4.1      $   0.17                 $  29.2     $  5.0
             1998 .....         4.5          0.15                    24.1        5.0
             1997 .....         3.7          0.14                    23.2        4.9

Forward-looking information

         A number of statements made by NCRIC in this document are forward-looking statements which involve known and unknown risks and uncertainties which may cause NCRIC's actual results to be materially different from historical results or from the results expressed or implied by the forward-looking statements. These risks and uncertainties include:

         o general economic conditions including changes in interest rates and the performance of financial markets;

         o NCRIC's concentration in a single line of business primarily in the District of Columbia;

         o        the impact of managed healthcare;

         o uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance;

         o        price competition;

         o        regulatory changes;

         o        ratings assigned by A.M. Best;

         o        the availability of bank financing and reinsurance;

         o        NCRIC, A Mutual Holding Company's structure; and

         o        uncertainties   associated  with  NCRIC  Group's   acquisition
                  strategy.

         Other  factors  not  currently   anticipated  by  management  may  also
materially and adversely affect NCRIC Group's results of operations.

Item 7.  Financial Statements

                          INDEX TO FINANCIAL STATEMENTS

                                                                           Page
                                                                           ----
NCRIC GROUP, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT                                                71

Consolidated Balance Sheets as of December 31, 1999 and 1998                72

Consolidated Statements of Operations for the Years Ended                   73
   December 31, 1999, 1998, and 1997

Consolidated Statements of Stockholders' Equity for the Years Ended         74
   December 31, 1999, 1998, and 1997

Consolidated Statements of Cash Flows for the Years Ended                   75
   December 31, 1999, 1998, and 1997

Notes to Consolidated Financial Statements for the Years Ended              76
   December 31, 1999, 1998, and 1997

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
   NCRIC Group, Inc. and Subsidiaries
Washington, D.C.

We have audited the accompanying consolidated balance sheets of NCRIC Group, Inc. and Subsidiaries (the Company) as of December 31, 1999 and 1998, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NCRIC Group, Inc. and Subsidiaries as of December 31, 1999 and 1998, and the results of their operations, and their cash flows for each of the three years ended December 31, 1999, in conformity with generally accepted accounting principles.

Deloitte & Touche LLP


February 7, 2000

McLean, Virginia

NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 1999 AND 1998 (IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------------------------------------

                                                                                       1999            1998
ASSETS

INVESTMENTS:
       Securities available for sale, at fair value:
            Bonds and U.S.Treasury Notes                                              $ 90,937       $ 91,135
            Preferred stocks                                                             4,155          5,213
                                                                                  -------------  -------------
                  Total securities available for sale                                   95,092         96,348
OTHER ASSETS:
       Cash and cash equivalents                                                         5,407          6,083
       Reinsurance recoverable                                                          26,627         24,944
       Goodwill                                                                          4,928              -
       Deferred income taxes                                                             3,298          2,742
       Other assets                                                                      5,595          4,209
                                                                                  -------------  -------------

TOTAL ASSETS                                                                          $140,947       $134,326
                                                                                  =============  =============
LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
       Losses and loss adjustment expenses:
            Losses                                                                    $ 56,462       $ 57,022
            Loss adjustment expenses                                                    27,820         27,573
                                                                                  -------------  -------------
                  Total losses and loss adjustment expenses                             84,282         84,595
       Other liabilities:
            Retrospective premiums accrued under
                  reinsurance treaties                                                   7,164          6,492
            Unearned premiums                                                            8,898          6,453
            Other liabilities                                                            4,808          5,775
                                                                                  -------------  -------------
TOTAL LIABILITIES                                                                      105,152        103,315
                                                                                  -------------  -------------
COMMITMENTS AND CONTINGENCIES (Notes 5, 6, and 9)

STOCKHOLDERS' EQUITY:
       Common stock  $0.01  par  value -  10,000,000  shares  authorized;  as of
            December 31, 1999,  3,742,855 shares issued and  outstanding;  as of
            December 31, 1998, 2,220,000 shares issued and outstanding                      37             22
       Additional paid in capital                                                        9,433            776
       Unallocated common stock held by the ESOP                                          (993)             -
       Unallocated common stock held by the stock award plan                              (518)             -
       Accumulated other comprehensive (loss) income                                    (2,866)         2,016
       Retained earnings                                                                30,702         28,197
                                                                                  -------------  -------------
TOTAL STOCKHOLDERS' EQUITY                                                              35,795         31,011
                                                                                  -------------  -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                            $140,947       $134,326
                                                                                  =============  =============

See notes to consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
 (IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------

                                                                                         1999           1998           1997
REVENUES:
       Premium income:
            Premiums written                                                          $ 21,353       $ 19,214        $17,869
            Premiums ceded                                                              (2,977)         4,089         (1,854)
            Change in unearned premiums                                                 (2,521)        (2,945)          (403)
            Renewal credit dividends to policyholders                                   (1,189)        (1,899)        (2,080)
                                                                                        -------        -------        -------

                  Net premiums earned                                                   14,666         18,459         13,532

       Investment income                                                                 6,420          6,360          6,585
       Investment expenses                                                                (331)          (364)          (540)
                                                                                  -------------  -------------   ------------
       Net investment income                                                             6,089          5,996          6,045
       Net realized investment gains (losses)                                              (71)           159             90
       Practice management and related income                                            4,576             78              -
       Other income                                                                        373            357            355
                                                                                  -------------  -------------   ------------

                  Total revenues                                                        25,633         25,049         20,022
                                                                                  -------------  -------------   ------------

EXPENSES:
       Losses and loss adjustment expenses                                              12,867         15,677         15,591
       Underwriting expenses                                                             3,010          3,858          2,918
       Practice management and related expenses                                          4,845            378              -
       Other                                                                             1,439          1,510            676
                                                                                  -------------  -------------   ------------

                  Total expenses                                                        22,161         21,423         19,185
                                                                                  -------------  -------------   ------------

INCOME BEFORE INCOME TAXES                                                               3,472          3,626            837
                                                                                  -------------  -------------   ------------

INCOME TAX PROVISION (BENEFIT)
       Current                                                                            (767)         1,658           (255)
       Deferred                                                                          1,734           (579)           133
                                                                                  -------------  -------------   ------------
                  Total income tax provision (benefit)                                     967          1,079           (122)
                                                                                  -------------  -------------   ------------

NET INCOME                                                                             $ 2,505        $ 2,547          $ 959
                                                                                  =============  =============   ============

Net income per common share:

Basic                                                                                   $ 0.90            N/A            N/A
                                                                                  =============  =============   ============

Diluted                                                                                 $ 0.90            N/A            N/A
                                                                                  =============  =============   ============


See notes to consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997  (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                              Unallocated    Accumulated
                                                    Additional  Unallocated      Stock          Other                     Total
                                           Common    Paid In        ESOP         Award      Comprehensive   Retained   Stockholders'
                                           Stock     Capital       Shares        Shares     Income (Loss)   Earnings      Equity
                                           -----     -------       ------        ------     -------------   --------      ------
BALANCE, JANUARY 1, 1997                   $ --        $ 797         $ --          $ --          $ (314)     $ 24,941   $ 25,424

Net income                                   --           --           --            --              --           959        959
Comprehensive income for unrealized
holding gains on securities, net of
reclassification adjustments of $60 for
for losses included in net income and
deferred income taxes of $599.                                                                    1,103                    1,103
                                                                                                                          ------
Total Comprehensive Income                   --           --           --            --              --            --      2,062
                                         ------       ------       ------        ------          ------        ------     ------

BALANCE, DECEMBER 31, 1997                   --          797           --            --             789        25,900     27,486

Net income                                   --           --           --            --              --         2,547      2,547
Comprehensive  income  for  unrealized
holding  gains  on  securities,  net  of
reclassification  adjustments of $105
losses included in net income and
deferred income taxes of $684.                                                                    1,227                    1,227
                                                                                                                          ------

Total Comprehensive Income                                                                                                 3,774

Capital contribution from parent             --            1          --             --              --            --          1

Stock split                                  22          (22)                                                                 --

Cash dividend to stockholder                 --           --           --            --              --          (250)      (250)
                                         ------       ------       ------        ------          ------        ------     ------

BALANCE, DECEMBER 31, 1998                   22          776           --            --           2,016        28,197     31,011

Net income                                                                                                      2,505      2,505
Comprehensive loss for unrealized
holding losses on securities, net of
reclassification adjustments of $47 for
losses included in net income and
deferred income taxes of $2,515.                                                                 (4,882)                  (4,882)
                                                                                                                          ------

Total Comprehensive Loss                                                                                                  (2,377)

Issuance of common stock                     15        8,647       (1,036)         (518)             --            --      7,108

ESOP shares released                         --           10           43            --              --            --         53
                                         ------       ------       ------        ------          ------        ------     ------

BALANCE, DECEMBER 31, 1999                 $ 37      $ 9,433       $ (993)       $ (518)       $ (2,866)     $ 30,702   $ 35,795
                                         ======      =======       ======        ======        ========      ========   ========


See notes to consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997 (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------

                                                                                         1999           1998           1997
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                      $ 2,505        $ 2,547          $ 959
       Adjustments to reconcile net income
            to net cash flows from operating activities:
                  Net realized investment (gains) loss                                      71           (159)           (90)
                  Amortization and depreciation                                            651            235            486
                  Loss on sale of building                                                   -              -            197
                  Deferred income taxes                                                  1,734           (579)           133
                  Changes in assets and liabilities:
                        Reinsurance recoverable                                         (1,683)        (7,867)        (2,398)
                        Other assets                                                      (491)          (252)          (773)
                        Losses and loss adjustment expenses                               (313)        12,565          3,930
                        Retrospective premiums accrued under
                             reinsurance treaties                                          672         (7,270)        (1,043)
                        Unearned premiums                                                2,445          2,945            403
                        Other liabilities                                               (1,242)           838           (176)
                                                                                  -------------  -------------   ------------

                        Net cash flows from operating activities                         4,349          3,003          1,628
                                                                                  -------------  -------------   ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investments                                                        (72,341)       (58,781)       (64,363)
       Sales, maturities and redemptions of investments                                 66,129         58,811         61,122
       Investment in purchased business, net of cash acquired                           (5,238)            --             --
       Purchases of property and equipment                                                (383)          (766)          (516)
       Proceeds from sale of building                                                       --             --          1,178
                                                                                  -------------  -------------   ------------

                        Net cash flows from investing activities                       (11,833)          (736)        (2,579)
                                                                                  -------------  -------------   ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from the issuance of common stock                                    6,808              1             --
       Dividend to stockholder                                                              --           (250)            --
                                                                                  -------------  -------------   ------------

                        Net cash flows from financing activities                         6,808           (249)            --
                                                                                  -------------  -------------   ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   (676)         2,018           (951)
                                                                                  -------------  -------------   ------------

CASH AND CASH EQUIVALENTS,
       BEGINNING OF YEAR                                                                 6,083          4,065          5,016
                                                                                  -------------  -------------   ------------

CASH AND CASH EQUIVALENTS,
       END OF YEAR                                                                     $ 5,407        $ 6,083        $ 4,065
                                                                                  =============  =============   ============

SUPPLEMENTARY INFORMATION:
       Cash paid for income taxes                                                      $   100         $  700        $    --
                                                                                  =============  =============   ============
       Interest paid                                                                   $   120         $   --        $    --
                                                                                  =============  =============   ============


See notes to consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 1999, 1998, AND 1997
--------------------------------------------------------------------------------

1.       SIGNIFICANT ACCOUNTING POLICIES

         Organization and Basis of Reporting - On April 20, 1998, the Board of Governors of National Capital Reciprocal Insurance Company adopted a plan of reorganization which authorized the formation of NCRIC, A Mutual Holding Company (Mutual Holding Company) and the conversion into NCRIC, Inc. (NCRIC), a stock medical professional liability insurance company. The reorganization became effective on December 31, 1998.

         The reorganization separated the contract rights and the membership interests of the policyholders so that their contract rights remain with NCRIC while their membership interests are in the Mutual Holding Company. Each policyholder of a policy that was in force as of December 31, 1998, and who was a member of National Capital Reciprocal Insurance Company, pursuant to the reorganization, became a member of the Mutual Holding Company.

         Through a series of stock transfers effected in connection with the reorganization, Mutual Holding Company owns all of the outstanding shares of NCRIC Holdings, Inc., which owns all of the outstanding shares of NCRIC Group, Inc. (Company) which owns all of the outstanding shares of NCRIC. District of Columbia law provides that the Mutual Holding Company must at all times own, directly or indirectly, a majority of the outstanding voting stock of NCRIC.

         On January 4, 1999, the Company acquired all of the outstanding shares of HealthCare Consulting, Inc., all of the outstanding interests of HCI Ventures, LLC, and all the assets of Employee Benefit Services, Inc. (See Note 2.)

         On July 29, 1999, the Company completed an initial public offering of 1,480,000 shares, which generated net proceeds of $8.4 million. The proceeds were used to repay the indebtedness incurred in connection with the HealthCare Consulting acquisition, to establish an employee stock ownership plan and a stock award plan, and to expand current corporate operations. The reconciliation of gross to net proceeds is as follows (in thousands):

         Gross offering proceeds ...               $ 10,360
         Less offering expenses ....                 (1,998)
                                                   --------
               Net proceeds ........                  8,362
         Less: ESOP loan ...........                 (1,036)
               Stock Award Plan loan                   (518)
                                                   --------
         Net proceeds, as adjusted .               $  6,808
                                                    ========

         The  accompanying   financial   statements   present  the  consolidated
         financial position and
         results of operations of NCRIC Group, Inc. and subsidiaries.

         The Company provides comprehensive professional liability and office premises liability insurance under nonassessable policies to physicians having their principal practice in the District of Columbia, Maryland, Virginia, West Virginia, or Delaware. A majority of the Company's insurance business is written in the District of Columbia.

         The Company also provides (i) practice management services, accounting and tax services, and personal financial planning services to medical and dental practices and (ii) retirement planning services and administration to medical and dental practices and certain other businesses throughout the Mid-Atlantic Region.

         The Company has issued policies on both an occurrence and a claims-made basis. However, subsequent to June 1, 1986, substantially all policies were issued on the claims-made basis. Occurrence-basis policies provide coverage to the policyholder for losses incurred during the policy year regardless of when the related claims are reported. Claims-made basis policies provide coverage to the policyholder for covered claims reported during the current policy year provided the related losses were incurred while claims-made basis policies were in effect.

         Tail coverage is offered for doctors terminating their insurance policies. This coverage extends the reporting period ad infinitum in which to report future claims resulting from incidents occurring while a claims-made policy was in effect. Beginning in 1988, prior acts insurance coverage was first issued, subject to underwriting criteria for new insureds. Such coverage extends the effective date of claims-made policies to designated periods prior to initial coverage.

         Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in the consolidation.

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles (GAAP), which differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities.

         Cash Equivalents - For purposes of reporting cash flows, the Company considers short-term investments purchased with an initial maturity of three months or less to be cash equivalents.

         Investments - The Company has classified its investments as available for sale and has reported them at fair value, with unrealized gains and losses excluded from earnings and reported, net of deferred taxes, as a component of equity and other comprehensive income. Realized gains and losses are determined using the specific identification method.

         Goodwill - Goodwill arising from the Company's acquisition of the outstanding shares of

         HealthCare Consulting, Inc., all of the outstanding interests of HCI Ventures, LLC, and all the assets of Employee Benefit Services is amortized on a straight-line basis over 20 years. Goodwill is shown net of accumulated amortization of $259,000 as of December 31, 1999.

         Property and Equipment - Fixed assets are recorded at cost and reported as a component of other assets. Depreciation is recorded using the straight-line method over estimated useful lives ranging from three to five years for computer equipment and furniture and fixtures and ten years for leasehold improvements. The balance of fixed assets at December 31, 1999 and 1998 of $1,219,000 and $1,010,000, respectively, are net of accumulated depreciation of $1,066,000 and $766,000.

         Liabilities for Losses and Loss Adjustment Expenses - Liabilities for losses and loss adjustment expenses are established on the basis of reported losses and a provision for losses incurred but not reported and related loss adjustment expenses. These amounts are based on the estimates of management and are subject to risks and uncertainties. As facts become known, adjustments to these estimates are reflected in earnings. The Company protects itself from excessive losses by reinsuring certain levels of risk in various areas of exposure with reinsurers. Amounts recoverable from reinsurance are estimated in a manner consistent with the loss and loss adjustment expense reserve associated with the reinsured policy.

         Revenue Recognition - Premiums revenue is earned pro rata over the terms of the policies. During 1997 the Company began to stagger the effective dates of premium renewals, which resulted in unearned premium income for premiums collected prior to year-end but unearned until the following year. In 1999, 1998, and 1997, the Company declared renewal credit dividends to its policyholders, which are payable in the form of a premium credit on the succeeding year's policy premiums. Policyholder renewal credit dividends are accrued as reductions to premium income in the policy year declared.

         Practice management revenue is recognized as services are performed under terms of management and other contracts. Revenue is generally billed in the month following the performance of related services.

         Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years of differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company files a consolidated Federal income tax return.

         Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the years ended December 31, 1999 and 1998, the Company did not find it necessary to record a provision for impairment of assets.

         Reclassifications - In order to conform to the current presentation, certain prior year balances have been reclassified.

         Use of Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounts subject to management estimates are reinsurance recoverable, liabilities for losses and loss adjustment expenses, and retrospective premiums accrued under reinsurance treaties.

         Concentrations of Credit Risk - Financial instruments which potentially expose the Company to concentrations of risk consist principally of cash equivalent investments, investments in securities and reinsurance recoverables. Concentrations of credit risk for investments are limited due to the large number of such investments and their distributions across many different industries and geographical areas. Concentrations of credit risk for reinsurance recoverables are limited due to the large number of reinsurers participating in the program.

         Litigation - The Company is subject to claims arising in the normal course of its business. Management does not believe that any such claims or assessments will have a material effect on the Company's financial position, results of operations, or cash flows.

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

         In connection with the acquisition, NCRIC Group borrowed $2.2 million from Sequoia National Bank to finance a portion of the purchase price. The loan was repaid in full on July 29, 1999 from proceeds of the stock offering, and $107,000 in interest was paid for the period of time that the loan was outstanding. The President of Sequoia National Bank serves on NCRIC Group's Board of Directors.

         The following pro forma information presents the results of operations for the year ended December 31, 1998 as though the acquisition had occurred at January 1, 1998 (in thousands):

                                                 NCRIC    Acquired     Pro forma
                                                 Group    Companies    Combined
                                                 -----    ---------    --------
         Revenue. . . . . . . . . . . . .     $ 25,049     $ 4,975     $ 30,024
         Net Income . . . . . . . . . . .        2,547         436        2,983


3.       INITIAL PUBLIC OFFERING

         Sales of the stock concluded on July 29, 1999 for a total offering of 1,480,000 shares with net proceeds of $8.4 million.

         The composition of outstanding shares is as follows (in thousands):

         Issued in initial public offering                 1,480
         Issued to NCRIC Holdings                          2,220
                                                          ------
                                                           3,700
         Issued in exchange of convertible notes              43
                                                          ------
               Total shares issued July 29, 1999           3,743

         ESOP loan shares                                   (148)
         Stock Award Plan loan shares                        (74)
                                                          ------
               Net shares outstanding                      3,521
                                                          ======

         The 2,220,000 shares issued to NCRIC Holdings has been recognized as a stock split in which the 1,000 shares of outstanding stock were replaced by 2,220,000 shares effective with the conclusion of the IPO retroactive to December 31, 1998.

4.       INVESTMENTS

         The following tables show the amortized cost and fair value of investments (in thousands):

                                                               Gross             Gross
                                              Amortized     Unrealized         Unrealized       Fair
                                                Cost           Gains             Losses         Value
        As of December 31, 1999
        U.S. Government and agencies           $ 13,937     $     --         $   (716)        $ 13,221
        Corporate                                27,842           25           (1,605)          26,262
        Tax-exempt obligations                   14,058           22             (289)          13,791
        Asset and mortgage-backed
        securities                               38,907            2           (1,246)          37,663
                                               --------     --------         --------         --------

                                                 94,744           49           (3,856)          90,937
        Preferred stocks                          4,691           --             (536)           4,155
                                               --------     --------         --------         --------
         Total                                 $ 99,435     $     49         $ (4,392)        $ 95,092
                                               ========     ========         ========         ========

                                                               Gross           Gross
                                              Amortized      Unrealized      Unrealized         Fair
                                                Cost           Gains           Losses          Value
        As of December 31, 1998

        U.S. Government and agencies           $ 23,728     $  1,032         $    (16)        $ 24,744
        Corporate                                18,823          704              (40)          19,487
        Tax-exempt obligations                   19,329        1,045               --           20,374
        Asset and mortgage-backed
        securities                               26,218          381              (69)          26,530
                                               --------     --------         --------         --------

                                                 88,098        3,162             (125)          91,135
        Preferred stocks                          5,195           88              (70)           5,213
                                               --------     --------         --------         --------

        Total                                  $ 93,293     $  3,250         $   (195)        $ 96,348
                                               ========     ========         ========         ========

         The amortized cost and fair value of debt securities at December 31, 1999 and 1998, are shown by maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.
         (in thousands)

                                                        December 31, 1999                December 31, 1998
                                                    -------------------------       -------------------------
                                                    Amortized         Fair          Amortized            Fair
                                                      Cost            Value            Cost             Value
         Due in one year or less                    $   846          $   846          $ 1,611          $ 1,619
         Due after one year  through  five
         years                                       13,029           12,730            9,552            9,767
         Due after five years through ten            19,457           18,705           20,275           21,028
         Due after ten years                         22,505           20,993           30,442           32,191
                                                     ------           ------           ------           ------

                                                     55,837           53,274           61,880           64,605
         Preferred stocks                             4,691            4,155            5,195            5,213
         Asset and mortgage-backed
         securities                                  38,907           37,663           26,218           26,530
                                                     ------           ------           ------           ------

         Total                                      $99,435          $95,092          $93,293          $96,348
                                                    =======          =======          =======          =======

         Proceeds from bond maturities and redemptions of available for sale investments during the years ended December 31, 1999, 1998, and 1997, were $66,129,000, $58,811,000, and $35,475,000, respectively. Gross gains  of  $260,000,  $521,000,  and  $300,000,  and  gross  losses  of
         $331,000, $362,000, and $210,000, were realized on bond redemptions and available for sale investments during years December 31, 1999, 1998, and 1997, respectively.

5.       LIABILITIES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

         Liabilities for unpaid losses and loss adjustment expenses represent an estimate of the ultimate net cost of all losses that are unpaid at the balance sheet date, and are based on the loss and loss adjustment expense factors inherent in the Company's experience and expectations. Estimation factors used by the Company reflect current case-basis estimates (supplemented by industry statistical data) and give effect to estimates of trends in claim severity and frequency. These estimates are continually reviewed, and adjustments, reflected in current operations are made as deemed necessary.

         Although the Company believes the liabilities for losses and loss adjustment expenses are reasonable and adequate for the circumstances, it is possible that the Company's actual incurred losses and loss adjustment expenses will not conform to the assumptions inherent in the determination of the liabilities. Accordingly, the ultimate settlement of losses and the related loss adjustment expenses may vary from the amounts included in the financial statements.

         Activity in the liabilities for losses and loss adjustment expenses is summarized as follows (in thousands):

                                                 1999              1998               1997

         BALANCE, Beginning of year                    $ 84,595           $ 72,031           $ 68,101

              Less reinsurance recoverable on
                             unpaid claims               24,546             17,077             14,679
                                                       --------           --------           --------

         NET BALANCE                                     60,049             54,954             53,422
                                                       --------           --------           --------
              Incurred related to:
                  Current year                           20,795             19,140             19,444
                  Prior years                            (7,928)            (3,463)            (3,853)
                                                       --------           --------           --------
                     Total incurred                      12,867             15,677             15,591
                                                       --------           --------           --------

              Paid related to:
                  Current year                              817              1,247              1,867
                  Prior years                            13,632              9,335             12,192
                                                       --------           --------           --------
                      Total paid                         14,449             10,582             14,059
                                                       --------           --------           --------

         NET BALANCE                                     58,467             60,049             54,954

              Plus reinsurance recoverable on
                               unpaid claims             25,815             24,546             17,077
                                                       --------           --------           --------
         BALANCE, End of year                          $ 84,282           $ 84,595           $ 72,031
                                                       ========           ========           ========


6.       REINSURANCE AGREEMENTS

         The Company has reinsurance agreements that allow the Company to write policies with higher coverage limits than it is individually capable or desirous of retaining by reinsuring the amount in excess of its retention. The Company has both excess of loss treaties and quota share treaties.

         The Company is contingently liable in the event the reinsurers are unable to meet their obligations under these contracts. There were unused letters of credit executed by reinsurers in favor of the Company of $170,000 and $166,000 at December 31, 1999 and 1998, respectively. Such letters of credit are issued as security against ceded losses recoverable in the future.

         The effect of reinsurance on premiums written and earned for the periods ended are as follows (in thousands):

                                                                         December 31,
                                        1999                                 1998                                1997
                           --------------------------------   ----------------------------------   --------------------------------
                              Written         Earned             Written            Earned             Written           Earned
         Direct             $ 21,353         $ 18,832           $ 19,214           $ 16,270           $ 17,869          $ 17,466
         Ceded
             Current year     (7,394)          (6,395)            (6,013)            (5,623)            (5,474)           (5,474)
             Prior year        3,418            3,418              9,712              9,712              3,620             3,620
                            --------         --------           --------           --------           --------          --------
         Total ceded          (3,976)          (2,977)             3,699              4,089             (1,854)           (1,854)
                            --------         --------           --------           --------           --------          --------

         Net                $ 17,377         $ 15,855           $ 22,913           $ 20,359           $ 16,015          $ 15,612
                            ========         ========           ========           ========           ========          ========


7.       INCOME TAXES

         Deferred income tax is created by temporary differences that will result in net taxable amounts in future years due to the differing treatment of certain items for tax and financial statement purposes.

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

                                                          As of December 31,
                                                       ------------------------
                                                         1999             1998
         Deferred tax assets:
             Unearned premiums                        $   647           $   431
             Discounted loss reserves                   2,891             3,174
             Fair valuation of investments              1,477                --
             Depreciation and amortization                 17                51
             Minimum tax credit carryforward              219                --
             Other                                         --               125
                                                      -------           -------
                                                        5,251             3,781
         Deferred tax liabilities:
            Change in method                          (1,852)                --
            Fair valuation of investments                 --             (1,039)
            Other                                       (101)                --
                                                      -------           -------
         Net deferred tax assets
                                                      $ 3,298           $ 2,742
                                                      =======           =======


         Federal  income  tax  expense  differs  from  that   calculated   using
         established corporate rate primarily due to nontaxable investment income as follows (in thousands):

                                                                        Year Ended December 31,
                                                  1999                          1998                            1997
                                     ---------------------------     ----------------------------     -------------------------
                                                       % of                            % of                            % of
                                                       Pretax                         Pretax                           Pretax
                                       Amount          Income         Amount          Income           Amount          Income
         Federal  income tax at
         statutory rates             $ 1,180              34 %       $ 1,233              34 %       $   285              34 %
         Tax-exempt income              (250)             (7)           (321)             (9)           (355)            (42)
         Dividends received              (59)             (2)            (69)             (2)            (66)             (8)
         Reorganization costs             --              --             221               6              --              --
         Goodwill                         74               2              --              --              --              --
         Other                            22               1              15               1              14               1
                                     -------              --         -------              --         -------              --
         Federal income tax
          at effective rates         $   967              28 %       $ 1,079              30 %       $  (122)            (15)%
                                     =======              ==         =======              ==         =======             ===

8.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share for the year ended December 31, 1999. Earnings per share data is not presented for prior years because there were no shares outstanding until December 31, 1998. (in thousands, except per share data)

         Net income                                                     $2,505
                                                                        ------

         Weighted average common shares outstanding - basic              2,777

         Dilutive effect of stock options                                    6
                                                                        ------

         Weighted average common shares outstanding - diluted            2,783
                                                                        ------

         Net income per common share:

         Basic                                                          $ 0.90
                                                                        ------

         Diluted                                                        $ 0.90
                                                                        ------

         Earnings per share is calculated by dividing the net income by the weighted average shares outstanding for the period. The calculation of weighted average shares outstanding includes 2,220,000 shares for the period from January 1, 1999 through July 28, 1999 and the total of 3,520,855 outstanding shares, as described in Note 3 above, plus shares released for the ESOP, as described in Note 10, for the period from July 29, 1999 through December 31, 1999. Had the calculation been made using 3,520,855 as the weighted average outstanding shares for both periods, that is as if the stock offered in the initial public offering had been outstanding on January 1, 1999, basic earnings per share would have been $0.71 for the year ended December 31, 1999.

9.       SALE OF  BUILDING AND COMMITMENTS

         On November 7, 1997, NCRIC sold its office building to an unrelated party. The transaction resulted in a loss of $197,000, which was recognized in 1997. According to the terms of a post-sale lease between the new owner and NCRIC, NCRIC remained in the office space until the end of April, 1998.

         NCRIC entered into an operating lease for new office space located in Washington, D.C., effective on April 15, 1998. The lease terms are for 10 years with a monthly base rent of $35,000 and a 2.0% annual escalator. The Company also maintains office space in Lynchburg, Richmond, and Fredericksburg, Virginia as well as in Greensboro, North Carolina.

         As of December 31, 1999, the future minimum annual commitments under noncancellable leases are as follows (in thousands):

                          2000                        $  617
                          2001                           605
                          2002                           520
                          2003                           495
                          2004                           497
                    Thereafter                         1,729
                                                      ------

                    Total                             $4,463
                                                      ======

         Rent expense during the years ended December 31, 1999 and 1998 was $676,000 and $301,000, respectively.

         On December 22, 1997, NCRIC entered into a line-of-credit agreement with a bank for $2,500,000. This line of credit is unsecured and renewable. As of December 31, 1999, NCRIC had not drawn on this facility.

         NCRIC has established three letters of credits to secure specified amounts of appellate bonds, for cases which are in the District of Columbia appellate process. As of December 31, 1999, these letters of credit totaled $10.3 million.

         The Company and its subsidiaries have entered into six employment agreements with certain key employees. These agreements include covenants not to compete and provide for aggregate annual compensation of $975,000. Another provides an employee with severance based on his final 12 month's compensation. The Company's estimated obligation for such severance of $90,000 is reflected as an other liability as of December 31, 1999 and 1998, respectively.

         One of the Company's subsidiaries has entered into a contract to purchase new policy administration software; future payment under the contract are required as services are completed by the vendor and total $650,000.

10.      BENEFIT PLANS

         Defined Contribution Plans - NCRIC sponsors a defined contribution 401(k) profit- sharing plan. Employees who are 21 years or older and have completed 90 days of service are eligible for participation in the plan. Employees may elect to contribute 1- 15% of total compensation, and all contributions are 100% vested. NCRIC is not required to make matching contributions to the plan, but may make discretionary contributions. Total contributions to the plan by NCRIC for the years ended December 31, 1999, 1998, and 1997, were $171,000, $140,000, and
         $128,000.

         NCRIC MSO sponsors two plans for its employees. The first plan is a defined contribution money purchase plan in which employees who are 21 years or older and have two years of service are eligible to participate. Under the plan, NCRIC MSO contributes 5% of each participant's total annual compensation. All contributions are 100% vested. The contributions from NCRIC MSO for the year ended December 31, 1999, were $97,000.

         The second plan is a defined contribution 401(k) profit-sharing plan. Employees who are 21 years or older and have one year of service are eligible for participation in the plan. Employees may elect to contribute 1 to 15% of total compensation. All contributions are 100% vested. NCRIC MSO is not required to make matching contributions to the plan, but may make discretionary contributions. Total contributions to the plan by NCRIC MSO for the year ended December 31, 1999, were $56,000.

         Stock Option Plan - NCRIC Group has a stock option plan for directors and officers of Mutual Holding Company and its subsidiaries. Options for common stock in an aggregate amount of 74,000 shares were granted at July 29, 1999. The options have terms of ten years and an exercise price of $7 per share, the fair market value of the common stock at the date of grant. The options will become first exercisable at a rate of 33-1/3% at the end of each 12 months of service with NCRIC Group or its subsidiaries after the date of grant.

         NCRIC Group accounts for compensation cost using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense was recognized since the stock options granted were at an exercise price equal to the fair market value of the common stock on the date the options were granted. Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation", requires disclosure of the pro forma net income and earnings per share as if the Company had accounted for its stock options under the fair value method defined in that Statement.

         Exercise price for options outstanding at December 31, 1999 is $7.00. The weighted average remaining contractual life of those options is 9.6 years. A summary of the

         Company's stock option activity and related information follows:

                                                      Number of
                                                       Options   Exercise Price
                                                       -------   --------------
         Options outstanding at December 31, 1998          --          $  --
         Granted in 1999                               74,000           7.00
         Exercised in 1999                                 --             --
         Forfeited in 1999                                 --             --
                                                       ------          -----
         Options outstanding at December 31, 1999      74,000       $   7.00
                                                       ======       ========


         The Company's pro forma information using the Black-Scholes valuation model follows:

                                                             1999
                                                             ----
         Pro forma net income (in thousands)               $ 2,479
         Pro forma earnings per share - Basic               $ 0.89
                                      - Diluted             $ 0.89

         For pro forma disclosure purposes, the fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions: risk free rate of return of 5.29%; no dividends granted during the life of the option; volatility factors of the expected market price of the Company's common stock ranging from .489 to .843; and an expected life of the option of 10 years.

         Employee Stock Ownership Plan - NCRIC Group has an ESOP for employees who have attained age 21 and completed one year of service. As part of the stock offering, the ESOP borrowed $1.0 million from NCRIC Group to purchase 148,000 shares which are held in a trust account for allocation among participants as the loan is repaid. For shares allocated to the accounts of the ESOP participants as the result of payments made to reduce the ESOP loan, the compensation charge is based upon the average fair value of the shares over the service period. The first loan repayment was made December 31, 1999. As of December 31, 1999, contributions of $53,000 were made to the plan, and 6,167 shares were allocated.

         Stock Award Plan - NCRIC Group has a stock award plan under which directors, officers and employees of Mutual Holding Company and its subsidiaries would be awarded common stock. As a part of the stock offering, the stock award plan borrowed $518,000 from NCRIC Group to purchase 74,000 shares which are held in a trust account for allocation among participants. For shares awarded, compensation cost is measured based upon the fair value of the shares on the date of the award. The first loan repayment was made on December 31, 1999. As of December 31, 1999, there were no shares allocated under the plan.

11.      STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

         The effects on these GAAP financial statements of the differences between the statutory basis of accounting prescribed or permitted by the District of Columbia Department of Insurance and Securities Regulation (DISR) and GAAP are summarized below (in thousands):

                                                                        December 31,
                                                      ----------------------------------------------
                                                       1999               1998             1997

         POLICYHOLDERS' SURPLUS -
         STATUTORY BASIS                            $ 29,212           $ 24,116           $ 23,258
          Fair valuation of investments               (2,866)             2,016                789
          Deferred taxes                               1,821              3,781              3,202
          Group stock issuance                         7,108                 --                 --
          Nonadmitted assets and other                   520              1,098                237
                                                    --------           --------           --------
         STOCKHOLDERS' EQUITY - GAAP
         BASIS                                      $ 35,795           $ 31,011           $ 27,486
                                                    ========           ========           ========

         NET INCOME - STATUTORY BASIS               $  5,528           $  2,577           $  1,726
             Deferred taxes                           (1,734)               579               (133)
             GAAP consolidation                       (1,289)              (609)              (634)
                                                    --------           --------           --------
         NET INCOME - GAAP BASIS                    $  2,505           $  2,547           $    959
                                                    ========           ========           ========

         As of December 31, 1999, 1998, and 1997, statutory capital for NCRIC was sufficient to satisfy regulatory requirements. Each insurance company is restricted under the applicable Insurance Code as to the amount of dividends it may pay without regulatory consent.

         During 1997, NCRIC received permission from DISR to account for certain receivable balances due, pursuant to an executed retrospective rating plan agreement, as direct accrued retrospective premiums receivable. During 1999, NCRIC received permission from DISR to include as admitted assets its investments in asset-backed securities, which are not specifically authorized as permitted investments under D.C. regulations as the total investment exceeds five percent of total admitted assets.

         In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, will be effective January 1, 2001. The Company has not finalized the quantification of the effects of the Codification on its statutory financial statements.

12.      REPORTABLE SEGMENT INFORMATION

         The Company has two reportable segments: Insurance and Practice Management Services. The insurance segment provides medical professional liability and other insurance. The practice management services segment provides medical practice management services to private practicing physicians.

         The accounting policies of the segments are the same as those described in the summary of significant accounting policies. The Company evaluates performance based on profit and loss from operations before income taxes.

         The Company's reportable segments are strategic business units that offer different products and services and therefore are managed separately.

         Selected financial data is presented below for each business segment for the year ended December 31 (in thousands):

                                                 1999      1998          1997
                  Insurance

         Revenues from external customers      $ 15,020   $ 18,806    $ 13,884
         Net investment income                    6,137      5,996       6,044
         Depreciation and amortization              226        209         366
         Segment profit(loss) before taxes        4,880      4,316       1,150
         Segment assets                         134,482    133,780     121,854
         Segment liabilities                    104,647    102,748      94,350
         Expenditures for segment assets            252        540         516


         Practice Management Services

         Revenues from external customers      $ 4,603    $    88     $     3
         Net investment income                      53         --           1
         Depreciation and amortization             425         26         120
         Segment profit(loss) before taxes        (759)      (690)       (313)
         Segment assets                          6,613        439          47
         Segment liabilities                     1,294        281          65
         Expenditures for segment assets           131        226          --


         Total

         Revenues from external customers      $ 19,623   $ 18,894    $ 13,887
         Net investment income                    6,190      5,996       6,045
         Depreciation and amortization              651        235         486
         Segment profit(loss) before taxes        4,121      3,626         837
         Segment assets                         141,095    134,219     121,901
         Segment liabilities                    105,941    103,029      94,415
         Expenditures for segment assets            383        766         516


         The following are reconciliations of reportable segment revenues, net investment income, assets, liabilities, and profit to the Company's consolidated totals (in thousands) :

                                                                1999              1998                  1997
                       Revenues:
          Total revenues for reportable segments             $  19,623           $  18,894           $  13,887
          Elimination of intersegment revenues                      (8)                 --                  --
                                                             ---------           ---------           ---------
          Consolidated total                                 $  19,615           $  18,894           $  13,887
                                                             =========           =========           =========

         Net Investment Income:
          Total investment income for reportable
             segments                                        $   6,190           $   5,996           $   6,045
          Elimination of intersegment income                      (141)                 --                  --
          Other unallocated amounts                                 40                  --                  --
                                                             ---------           ---------           ---------
          Consolidated total                                 $   6,089           $   5,996           $   6,045
                                                             =========           =========           =========

         Assets:
          Total assets for reportable segments               $ 141,095           $ 134,219           $ 121,901
          Elimination of intersegment receivables                 (840)               (218)                (60)
          Elimination of affiliate receivables                    (282)               (443)                 --
          Other unallocated amounts                                974                 768                  --
                                                             ---------           ---------           ---------
          Consolidated total                                 $ 140,947           $ 134,326           $ 121,841
                                                             =========           =========           =========

         Liabilities:
          Total liabilities for reportable segments          $ 105,941           $ 103,029           $  94,415
          Elimination of intersegment payables                    (840)               (218)                (60)
          Other liabilities                                         51                 504                  --
                                                             ---------           ---------           ---------
          Consolidated total                                 $ 105,152           $ 103,315           $  94,355
                                                             =========           =========           =========

         Profit before taxes:
          Total profit for reportable segments               $   4,121           $   3,626           $     837
          Other expenses                                          (649)                 --                  --
                                                             ---------           ---------           ---------
          Consolidated total                                 $   3,472           $   3,626           $     837
                                                             =========           =========           =========

13.      TRANSACTIONS WITH AFFILIATES

         Prior to the reorganization, National Capital Underwriters, Inc. (NCUI) was the designated attorney-in-fact for each policyholder physician under an Application for Membership/Power of Attorney, which each physician signed when applying for insurance coverage. Pursuant to the reorganization, NCUI was merged into NCRIC. Duties and responsibilities at NCUI are detailed in the attorney-in-fact agreement. Under such agreement, NCUI managed NCRIC and performed all operating functions. NCUI was reimbursed by NCRIC for all expenses incurred in this capacity, limited to 18% of net billed premiums. Payments made to NCUI based on budgeted expenses were subject to retrospective adjustment with amounts in excess of allowable expenses returnable to NCRIC after the end of NCUI's fiscal year. Such payments totaled $2,728,000 (15.3% of net billed premiums) for the year ended December 31, 1997.

         Effective June 30, 1997, NCRIC purchased 100% of NCUI's issued and outstanding stock, and NCUI was consolidated on the effective date.

         On December 31, 1998, in accordance with the Company's plan of reorganization, NCRIC, Inc. paid a dividend of $250,000 to its ultimate parent, Mutual Holding Company.

         Prior to the acquisition of HCI, NCRIC MSO paid HealthCare Consulting approximately $150,000 for services performed by HealthCare Consulting during 1998.

         NCRIC MSO rents an office building for one of its divisions from a partnership whose partners are HealthCare Consulting senior executives. For this property, NCRIC MSO paid approximately $62,000 in rent for the year ended December 31, 1999.

         During 1999, two members of the Company's Board of Directors paid NCRIC MSO approximately $150,000 for practice management related services.

14.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of unaudited quarterly results of operations for 1999 and 1998:

Year Ended December 31, 1999
                                                         FIRST      SECOND      THIRD     FOURTH
                                                         -----      ------      -----     ------
         Premiums earned and other revenues            $ 4,939    $ 4,140     $ 4,641    $ 5,895
         Net investment income                           1,418      1,496       1,567      1,608
         Realized investment gains (losses)                 52       (199)         45         31
         Net income                                        299        581         775        850

         Basic earnings per share of common
         stock                                         $  0.14    $  0.27     $  0.25    $  0.24
         Diluted earnings per share of
         common stock                                  $  0.14    $  0.27     $  0.25    $  0.24

Year Ended December 31, 1998

                                                        FIRST       SECOND      THIRD     FOURTH
                                                        -----       ------      -----     ------
         Premiums earned and other revenues           $ 2,698     $ 4,179     $ 7,959    $ 4,058
         Net investment income                          1,526       1,561       1,378      1,531
         Realized investment gains (losses)                28         (22)        122         31
         Net income (loss)                                (73)       (374)      2,969         25

         Basic earnings per share of common
         stock                                             NA          NA          NA         NA
         Diluted earnings per share of
         common stock                                      NA          NA          NA         NA

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure


         Not applicable.

                                    PART III

Item 9.  Directors and Officers of the Registrant

         Information included in NCRIC Group, Inc.'s Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 10. Executive Compensation

         Information included in NCRIC Group, Inc.'s Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Security Ownership of Certain Beneficial Owners and Management

         Information included in NCRIC Group, Inc.'s Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Certain Relationships and Related Transactions

         Information included in NCRIC Group, Inc.'s Proxy Statement for its 2000 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Exhibits and Reports on Form 8-K

(a) The following exhibits are filed as part of this report.



                   3.1      Articles of Incorporation of NCRIC Group, Inc.*
                   3.2      Bylaws of NCRIC Group, Inc.*
                   4.0      Stock Certificate of NCRIC Group, Inc.*
                   10.3     Stock Option Plan*
                   10.4     Employee Stock Ownership Plan*
                   10.5     Stock Award Plan*
                   10.6     Employment   Agreement   between   National  Capital
                            Underwriters, Inc and R. Ray Pate, Jr.*
                   10.7 Amendment to Employment Agreement between NCRIC, Inc. and R. Ray Pate, Jr.*

                   10.8     Employment   Agreement   between   National  Capital
                            Underwriters, Inc. and Stephen S. Fargis*
                   10.9     Employment Agreement between NCRIC, Inc. and Rebecca
                            B. Crunk*
                   10.10    Employment  Agreement  between  NCRIC MSO,  Inc. and
                            L.E. Shepherd, Jr.*
                   10.11    Employment  Agreement  between  NCRIC MSO,  Inc. and
                            William A. Hunter, Jr.*
                   10.12    Employment  Agreement  between  NCRIC MSO,  Inc. and
                            Barry S. Pillow*
                   10.13    Administrative Services Agreement*
                   10.14    Tax Sharing Agreement*
                   10.15    Operating Agreement between NCRIC Group, Inc., NCRIC
                            MSO, Inc., HealthCare Consulting, HCI Ventures, L.E.
                            Shepard, Jr., William A. Hunter and Barry S. Pillow*
                   21       Subsidiaries*
                   23.2     Consent of Deloitte & Touche LLP
                   27.1     EDGAR Financial Data Schedule


(b) Reports on Form 8-K
               None

* Incorporated herein by reference into this document from the Exhibits to Form SB-2 Registration Statement, initially filed on December 23, 1998 and subsequently amended on April 15, 1999, March 12, 1999 and May 7, 1999, Registration No. 333-69537.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NCRIC GROUP, INC.


Date:    March 24, 2000                    By: /s/ R. Ray Pate, Jr.
                                              --------------------
                                              R. Ray Pate, Jr.
                                              President, Chief Executive Officer
                                              and Director

         Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                                   Title                                        Date
---------                                   -----                                        ----
/s/ Nelson P. Trujillo, M.D.                Chair of the Board of Directors          March 24, 2000
------------------------------------
Nelson P. Trujillo, M.D.

/s/ R. Ray Pate, Jr.                        President, Chief Executive Officer       March 24, 2000
------------------------------------        and Director (Principal Executive
R. Ray Pate, Jr.                            Officer)

/s/ Rebecca B. Crunk                        Senior Vice President and Chief          March 24, 2000
------------------------------------        Financial Officer (Principal
Rebecca B. Crunk                            Financial and Accounting Officer)


/s/ Vincent C. Burke, III                   Director                                 March 24, 2000
---------------------------
Vincent C. Burke, III

/s/ Pamela W. Coleman, M.D.                 Director                                 March 24, 2000
---------------------------
Pamela W. Coleman, M.D.

/s/ Charles H. Epps, Jr., M.D.              Director                                 March 24, 2000
------------------------------------
Charles H. Epps, Jr., M.D.

/s/ Leonard M. Glassman, M.D.               Director                                 March 24, 2000
------------------------------------
Leonard M. Glassman, M.D.

/s/ J. Paul McNamara                        Director                                 March 24, 2000
------------------------------------
J. Paul McNamara

/s/ Leonard Parver, M.D.                    Director                                 March 24, 2000
---------------------------
Leonard Parver, M.D.

/s/ Raymond Scalettar, M.D.                 Director                                 March 24, 2000
------------------------------------
Raymond Scalettar, M.D.

/s/ David M. Seitzman, M.D.                 Director                                 March 24, 2000
------------------------------------
David M. Seitzman, M.D.