Form 10-Q
period 2000-03-31
NCRIC GROUP INC
filed 2000-05-09
CIK 1075343

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                                   (Mark One)
[X] Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
    1934 For the quarterly period ended March 31, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934 For the transition period from                to

                               ------------------

               Commission File Number: 0-25505 NCRIC Group, Inc.
             (Exact name of registrant as specified in its charter)

   District of Columbia                                    52-2134774
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                          Identification No.)

   1115 30th Street, NW, Washington, D.C.                           20007
--------------------------------------------------------------------------------
      (Address of principal executive offices)                   (Zip Code)

                                  202-969-1866
                (Issuer's telephone number, including area code)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of April 30, 2000, there were 3,742,855 shares of NCRIC Group, Inc. common stock outstanding.

Table of Contents

Part I - Financial Information

Item 1.  Condensed Consolidated Financial Statements (unaudited)
              NCRIC Group, Inc. and Subsidiaries
                Condensed Consolidated Balance Sheets...................     3
                Condensed Consolidated Statements of Operations.........     4
                Condensed Consolidated Statements of Cash Flows.........     5
                Notes to Condensed Consolidated Financial Statements....     6

Item 2.  Management's Discussion and Analysis..........................      9
Item 3.  Quantitative and Qualitative Disclosures About Market Risk.....    12

Part II - Other Information
Item 1.  Legal Proceedings..............................................    13
Item 6.  Exhibits and Reports on Form 8-K...............................    13

Signatures ..............................................................   14

                          PART I FINANCIAL INFORMATION
Item 1.  Financial Statements

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
                                                                   March 31, 2000  December 31, 1999
                                                                   --------------  -----------------
                                                                     (unaudited)
ASSETS
INVESTMENTS:
      Securities available for sale, at fair value:
           Bonds and U.S.Treasury Notes ..........................     $  89,972      $  90,937
           Preferred stocks ......................................         5,079          4,155
                                                                       ---------      ---------
               Total securities available for sale ...............        95,051         95,092

OTHER ASSETS:
      Cash and cash equivalents ..................................         7,026          5,407
      Reinsurance recoverable ....................................        25,125         26,627
      Goodwill ...................................................         4,863          4,928
      Deferred federal income taxes ..............................         2,419          3,298
      Other assets ...............................................         9,060          5,595
                                                                       ---------      ---------
TOTAL ASSETS .....................................................     $ 143,544      $ 140,947
                                                                       =========      =========
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITIES:
      Losses and loss adjustment expenses:
           Losses ................................................     $  53,882      $  56,462
           Loss adjustment expenses ..............................        27,052         27,820
                                                                       ---------      ---------
               Total losses and loss adjustment expenses .........        80,934         84,282
      Other liabilities:
           Retrospective premiums accrued under
               reinsurance treaties ..............................         6,866          7,164
           Unearned premiums .....................................        15,847          8,898
           Other liabilities .....................................         2,862          4,808
                                                                       ---------      ---------
TOTAL LIABILITIES ................................................       106,509        105,152
                                                                       ---------      ---------
STOCKHOLDERS' EQUITY:
      Common stock $0.01 par value - 10,000,000 shares authorized;
           3,742,855 shares issued and outstanding ...............            37             37
      Additional paid in capital .................................         9,433          9,433
      Unallocated common stock held by the ESOP ..................          (964)          (993)
      Unallocated common stock held by the stock award plan ......          (518)          (518)
      Accumulated other comprehensive loss .......................        (2,533)        (2,866)
      Retained earnings ..........................................        31,580         30,702
                                                                       ---------      ---------
TOTAL STOCKHOLDERS' EQUITY .......................................        37,035         35,795
                                                                       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY .......................     $ 143,544      $ 140,947
                                                                       =========      =========

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS EXCEPT PER SHARE DATA)
                                                                 Three Months Ended March 31,
                                                                     2000          1999
REVENUES:
      Net premiums earned ...............................            $3,629       $3,605
      Net investment income .............................             1,594        1,418
      Net realized investment gains .....................                --           52
      Practice management and related income ............             1,375        1,243
      Other income ......................................               102           91
                                                                   --------     --------
               Total revenues ...........................             6,700        6,409
                                                                   --------     --------
EXPENSES:
      Losses and loss adjustment expenses ...............             2,989        3,564
      Underwriting expenses .............................               940          927
      Practice management expenses ......................             1,214        1,116
      Other .............................................               286          473
                                                                   --------     --------
               Total expenses ...........................             5,429        6,080
                                                                   --------     --------
INCOME BEFORE INCOME TAXES ..............................             1,271          329
INCOME TAX PROVISION ....................................               393           30
                                                                   --------     --------
NET INCOME ..............................................          $    878     $    299
                                                                   ========     ========
Net income per common share:
Basic ...................................................          $   0.25     $   0.14
Diluted .................................................          $   0.25     $   0.14

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)
                                                                    Three Months Ended March 31,
                                                                        2000           1999
                                                                      --------       --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income ................................................     $    878      $    299
      Adjustments to reconcile net income
           to net cash flows from operating activities:
               Net realized investment gains ....................           --           (52)
               Amortization and depreciation ....................          155           119
               Deferred federal income taxes ....................          707          (170)
               Changes in assets and liabilities:
                      Reinsurance recoverable ...................        1,501          (833)
                      Other assets ..............................       (3,396)       (2,206)
                      Losses and loss adjustment expenses .......       (3,348)        3,006
                      Retrospective premiums accrued under
                           reinsurance treaties .................         (298)        1,121
                      Unearned premiums .........................        6,949         8,735
                      Other liabilities .........................       (1,918)          124
                                                                      --------      --------
           Net cash flows from operating activities .............        1,230        10,143
                                                                      --------      --------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments ..................................       (7,415)      (12,713)
      Sales, maturities and redemptions of investments ..........        7,962         8,076
      Investment in purchased business ..........................           --        (5,238)
      Purchases of property and equipment .......................         (158)          (37)
                                                                      --------      --------
           Net cash flows from (provided by) investing activities          389        (9,912)
                                                                      --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from long-term debt ..............................           --         2,200
                                                                      --------      --------
NET CHANGE IN CASH AND CASH EQUIVALENTS .........................        1,619         2,431
                                                                      --------      --------
CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD .......................................        5,407         6,083
                                                                      --------      --------
CASH AND CASH EQUIVALENTS,
      END OF PERIOD .............................................     $  7,026      $  8,514
                                                                      ========      ========
SUPPLEMENTARY INFORMATION:
      Interest paid .............................................     $     --      $     45
                                                                      ========      ========

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - unaudited

1. Basis of Preparation

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all disclosures necessary for a complete presentation under generally accepted accounting principles. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

     Operating results for the three-month period ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of NCRIC Group, Inc. (NCRIC Group) for the year ended December 31, 1999, which were filed with the Securities and Exchange Commission on Form 10-KSB.

2. Reportable Segment Information

     NCRIC Group has two reportable segments: Insurance and practice management services. The insurance segment provides medical professional liability and other insurance. The practice management services segment provides medical practice management services primarily to private practicing physicians. NCRIC Group evaluates performance based on profit or loss from operations before income taxes. The reportable segments are strategic business units that offer different products and services and therefore are managed separately.

     Selected financial data is presented below for each business segment at and for the three-month periods ended March 31 (in thousands):

                                                      At or For the Three Months
                                                             Ended March 31,
                                                             ---------------
                                                          2000            1999
                                                          ----            ----
Insurance

Revenues from external customers .............         $  3,713        $  3,696
Net investment income ........................            1,571           1,475
Depreciation and amortization ................               58              35
Segment profit before taxes ..................            1,265             607
Segment assets ...............................          137,537         142,446
Segment  liabilities .........................          106,221         115,395
Expenditures for segment assets ..............              144              21

Practice Management Services

Revenues from external customers .............         $  1,393       $   1,243
Net investment income ........................               16               3
Depreciation and amortization ................               97              84
Segment profit (loss) before taxes ...........              187            (111)
Segment assets ...............................            6,481           6,680
Segment  liabilities .........................            1,044             963
Expenditures for segment assets ..............               14              16

                                                      At or For the Three Months
                                                             Ended March 31,
                                                      --------------------------
                                                          2000             1999
                                                          ----             ----
Total
Revenues from external customers .............        $  5,106          $  4,939
Net investment income ........................           1,587             1,478
Depreciation and amortization ................             155               119
Segment profit before taxes ..................           1,452               496
Segment  assets ..............................         144,018           149,126
Segment  liabilities .........................         107,265           116,358
Expenditures for segment assets ..............             158                37

     The  following are  reconciliations  of reportable  segment  revenues,  net
     investment  income,  assets,   liabilities,  and profit  to  the  Company's
     consolidated totals (in thousands) :



                                                            At or For the Three Months
                                                                   Ended March 31,
                                                            --------------------------
                                                                 2000           1999
                                                             ----------      ---------
Total
Revenues from external customers:
 Total revenues for reportable segments ..........            $   5,106      $   4,939
 Elimination of intersegment revenues ............                   --             --
                                                              ---------      ---------
 Consolidated total ..............................            $   5,106      $   4,939
                                                              =========      =========
Net Investment Income:
 Total investment income for reportable segments .            $   1,587      $   1,478
 Other unallocated amounts .......................                    7            (60)
                                                              ---------      ---------
 Consolidated total ..............................            $   1,594      $   1,418
                                                              =========      =========
Assets:
 Total assets for reportable segments ............            $ 144,018      $ 149,126
 Elimination of intersegment receivables .........                 (915)        (1,695)
 Other unallocated amounts .......................                  441          1,055
                                                              ---------      ---------
 Consolidated total ..............................            $ 143,544      $ 148,486
                                                              =========      =========
Liabilities:
 Total liabilities for reportable segments .......            $ 107,265      $ 116,358
 Elimination of intersegment payables ............                 (915)          (368)
 Other liabilities ...............................                  159          2,785
                                                              ---------      ---------
 Consolidated total ..............................            $ 106,509      $ 118,775
                                                              =========      =========
Profit before taxes:
 Total profit for reportable segments ............            $   1,452      $     496
 Other expenses ..................................                 (181)          (107)
 Elimination of intersegment interest income .....                   --            (60)
                                                              ---------      ---------
 Consolidated total ..............................            $   1,271      $     329
                                                              =========      =========

3. Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                    For the Three Months Ended March 31,
                                                    ------------------------------------
                                                            2000          1999
                                                           -----          ----

Net income .......................................         $  878         $  299
                                                           ======         ======
Weighted average common
        shares outstanding - basic ...............          3,529          2,220
Dilutive effect of stock options .................              9             --
                                                           ------         ------

Weighted average common
        shares outstanding - diluted .............          3,538          2,220
                                                           ======         ======

Net income per common share:

Basic ............................................         $ 0.25         $ 0.14
                                                           ------         ------

Diluted ..........................................         $ 0.25         $ 0.14
                                                           ------         ------

     Earnings per share is calculated by dividing the net income by the weighted average shares outstanding for the period. For the period from January 1, 1999 through March 31, 1999, the calculation of weighted average shares outstanding includes 2,220,000 shares. Had the calculation been made using 3,520,855 as the weighted average outstanding shares for the period ending March 31, 1999, that is as if the stock offered in the July 1999 initial public offering had been outstanding on January 1, 1999, basic earnings per share would have been $0.08 for the quarter ended March 31, 1999.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The following analysis of the consolidated results of operations and financial condition of NCRIC Group should be read in conjunction with the condensed consolidated financial statements and related notes included in this Form 10-Q . References to "NCRIC" mean NCRIC Group and its subsidiaries, including their predecessors.

General

     The financial statements and data presented in the Form 10-Q have been prepared in accordance with generally accepted accounting principles, GAAP, unless otherwise noted. GAAP differs from statutory accounting practices used by regulatory authorities in their oversight responsibilities of insurance companies.

Consolidated net income -
Three months ended March 31, 2000 compared to three months ended March 31, 1999

     Net income of $878,000 for the three months ended March 31, 2000 increased $579,000 from $299,000 for the three months ended March 31, 1999. The primary contributors to the increased earnings were an improvement in net underwriting results and in practice management results. Underwriting results benefitted approximately $200,000 from the new reinsurance program effective January 1, 2000. Additionally, earnings for the current quarter were not impacted by litigation legal fees relating to the litigation brought by the NCRIC Physicians Organization and settled in 1999, as were results during the 1999 period.

     Comprehensive income was $1.2 million for the three months ended March 31, 2000 compared to a loss of $1.3 million for the three months ended March 31, 1999. The increase in comprehensive income resulted from increased net income and from a decline in unrealized investment losses, net of deferred income taxes.

Net premiums earned

     Gross premiums written of $11.8 million for the three months ended March 31, 2000 decreased by $3.1 million from $14.9 million for the three months ended March 31, 1999. Starting in the fourth quarter of 1997 and continuing through 1999, NCRIC began to stagger policy renewal dates. Premiums written were lower by approximately $3.2 million for the three months ended March 31, 2000 due to the staggering of premium writing dates in 1999. There is a one-time effect when policy renewals are staggered. While premiums written in the period of the new renewal date increase and premiums written in the subsequent period corresponding to the original renewal date decrease, the staggering has no net effect on premiums written from period to period. In addition, the staggering of renewal dates does not affect earned premiums.

     Net premiums earned increased by $24,000 to $3.6 million for the three months ended March 31, 2000, essentially unchanged from the corresponding 1999 quarter. The increase is primarily attributable to the reduction in reinsurance ceded premium resulting from the new reinsurance program effective for 2000, partially offset by reductions in earned premium from changes in policies in force.

Net investment income

     Net investment income increased by $176,000 for the three months ended March 31, 2000 compared to the first quarter of 1999 due to an increase in yields partially offset by a decrease in invested funds. The average effective yield was approximately 6.23% for the three months ended March 31, 2000 and 5.38% for the three months ended March 31, 1999. The tax equivalent yield was approximately 6.58% for the first quarter of 2000 and 5.96% for the first quarter of 1999. The increase in investment yields reflects the market increase in interest rates in 2000 compared to 1999.

Practice management and related revenue

     Practice management and related revenue of $1.4 million for the three months ended March 31, 2000 and $1.2 million for the three months ended March 31, 1999 consisted of fees generated by NCRIC MSO through HealthCare Consulting and Employee Benefits Services. These fees through March 31, 2000 are for practice management services (43%), accounting services (28%), tax and personal financial planning (10%), retirement plan accounting and administration (14%), and other services (5%).

Loss and loss adjustment expenses and combined ratio results

       The expense for incurred losses and LAE net of reinsurance is summarized as follows:

                                                    Three Months Ended March 31,
                                                        2000         1999
                                                       -------      -------
                                                           (in thousands)
Incurred loss and LAE related to:
         Current year - losses ....................    $ 3,786      $ 4,450
         Prior years - development ................       (797)        (886)
                                                       -------      -------
Total incurred for the period .....................    $ 2,989      $ 3,564
                                                       =======      =======

     Following is a summary of the ratios of losses and underwriting expenses compared to net premiums:
                                                    Three Months Ended March 31,
                                                        2000         1999
                                                       -------      -------

GAAP Underwriting ratios:
         Loss and LAE ratio                              82.4%        98.9%
         Underwriting expense ratio                      25.9%        25.7%
         Combined ratio after renewal credits           108.3%       124.6%


     Total incurred loss and LAE expense of $ 3.0 million for the first quarter of 2000 decreased by $575,000 from the $3.6 million incurred for the first quarter of 1999.

     The number of claims reported in the first quarter of 2000 were lower than in the first quarter of 1999. NCRIC experienced favorable development on estimated losses for prior years' claims in the first quarters of 2000 and 1999. The loss development related to prior years' claims was $797,000 in the first quarter of 2000 and $886,000 in the first quarter of 1999. Prior year development results from the re-estimation and settlement of individual losses not covered by reinsurance, which generally are losses under $500,000.

     The GAAP combined ratio before renewal credits decreased to 108.3% for the three months ended March 31, 2000 from 124.6% for the three months ended March 31, 1999.

Expenses

     Underwriting expenses increased $13,000, to $940,000 for the three months ended March 31, 2000 from $927,000 for the three months ended March 31, 1999.

     Practice management and related expenses of $1.2 million for the three months ended March 31, 2000 and $1.1 million for the three months ended March 31, 1999 consisted primarily of salaries and benefits, other general office expenses and goodwill amortization.

     Other  expenses   include   amounts  for  subsidiary  and  holding  company
operations which are not directly related to the issuance of medical professional liability insurance or practice management and related operations. Other expenses decreased $187,000 to $286,000 for the three months ended March 31, 2000 from $473,000 for the three months ended March 31, 1999. The primary component of the decrease was legal expenses incurred in 1999 in connection with litigation brought by NCRIC Physicians Organization.

Federal income taxes

     The effective tax rate for NCRIC is lower than the federal statutory rate principally due to nontaxable investment income.

                                                    Three Months Ended March 31,
                                                    ----------------------------
                                                          2000          1999
                                                          ----          ----
Federal income tax at statutory rates ...............      34%            34%
Tax exempt income ...................................      (3)           (25)
Dividends received ..................................      (1)            (6)
Goodwill amortization ...............................       1              5
Other, net ..........................................      --              1
                                                          ---            ---
Federal income tax at effective rates ...............      31%             9%
                                                          ===            ===
Financial condition, liquidity and capital resources

     Liquidity. The primary sources of liquidity are insurance premiums, net investment income, practice management and financial services fees, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay claims, LAE, operating expenses, reinsurance premiums and taxes, and to purchase investments.

     NCRIC had cash provided by operating activities of $1.2 million for the three months ended March 31, 2000 and $10.1 million for the three months ended March 31, 1999. The decreased cash flow in 2000 compared to 1999 resulted primarily from higher payments of losses and LAE. Additionally, due to the staggering of policy renewals away from the previous January 1 renewal date, premiums received in the first quarter of 2000 were lower than in the first quarter of 1999. Because of the long-term nature of both the payments of claims and the settlement of swing-rated reinsurance premiums due to the reinsurers, cash from operations for a medical professional liability insurer like NCRIC can vary substantially from year to year.

     Financial condition and capital resources. Cash flow from operations has primarily been invested in investment grade, fixed maturity securities. As of March 31, 2000, the carrying value of the securities portfolio was $95.1 million, unchanged from December 31, 1999. The portfolio was invested as follows:

                                                  At March 31,   At December 31,
                                                       2000           1999
                                                       ----           ----
U.S. Government and agencies .....................      14%            15%
Asset-backed and mortgage-backed securities ......      41             40
Tax-exempt securities ............................      13             14
Corporate bonds and preferred stocks .............      32             31


     Over 67% of the portfolio was invested in US Government/agency securities or had a rating of AAA or AA. For regulatory purposes, 90% of the securities portfolio was rated "Class 1" for all periods presented, which is the highest quality rated group as classified by the NAIC.

     NCRIC has no corporate debt. The $2.5 million line of credit available as of March 31, 2000 is restricted to working capital for claims settlements. The line of credit is unsecured and renewable annually. NCRIC has not drawn down on this facility. As of March 31, 2000, NCRIC had entered into a contract to purchase new policy administration system software; future payments under the contract are required as services are completed by the vendor and total $434,000. NCRIC had no other material commitments for capital expenditures.

Effects of inflation

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

Forward-Looking Information

     A number of statements made by NCRIC in this document are forward-looking statements which involve known and unknown risks and uncertainties which may cause NCRIC's actual results to be materially different from historical results or from the results expressed or implied by the forward-looking statements. These risks and uncertainties include:

o general economic conditions including changes in interest rates and the performance of financial markets;
o NCRIC, Inc.'s concentration in a single line of business primarily in the District of Columbia;
o    the impact of managed healthcare;
o uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance;
o    price competition;
o    regulatory changes;
o    ratings  assigned by A.M.  Best;
o    the  availability  of bank financing and reinsurance;
o    NCRIC, A Mutual Holding Company's structure; and
o    uncertainties associated with NCRIC Group's acquisition strategy.

Other factors not currently anticipated by management may also materially and adversely affect NCRIC's results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     Interest rate changes expose NCRIC to market risk on its investment portfolio. This market risk is the potential for financial losses due to the decrease in the value or price of an asset resulting from broad movements in prices, such as interest rates. In general, the market value of NCRIC's fixed maturity portfolio increases or decreases in an inverse relationship with fluctuation in interest rates. In addition, NCRIC's net investment income increases or decreases in a direct relationship with interest rate changes on monies reinvested from maturing securities and investments of positive cash flow from operating activities.

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

     NCRIC's investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment- grade securities. NCRIC's investment policy provides that all security purchases be limited to rated securities or unrated securities approved by management on the recommendation of NCRIC's investment advisor.

     The following table contains the investment quality distribution of NCRIC, Inc.'s fixed maturity investments at March 31, 2000 and December 31, 1999.


                                         At March 31,       At December 31,
Type/Ratings of Investment                   2000                1999
--------------------------                   ----                ----

Treasury/Agency.......................        32%                  28%
AAA...................................        34                   40
AA....................................         6                    7
A.....................................        23                   21
BBB...................................         5                    4

     During the three months ended March 31, 2000, NCRIC experienced a reduction in the net unrealized loss on investments to an unrealized loss, net of tax, of $2.5 million at March 31, 2000 from an unrealized loss, net of tax, of $2.9 million at December 31, 1999.

PART II   OTHER INFORMATION

Item 1.  Legal proceedings.

      See the Form 10-KSB for the fiscal year ended December 31, 1999 for information on pending litigation.

Item 6.  Exhibits and Reports on Form 8-K.

(a)   Exhibits

      27...................................            Financial Data Schedule


(b)   Reports on Form 8-K

     NCRIC Group, Inc. did not file any reports on Form 8-K during the quarter ended March 31, 2000.

SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NCRIC Group, Inc.


 May 9, 2000                          /s/ R. Ray Pate, Jr.
                                      --------------------
                                      R. Ray Pate, Jr.,
                                      President & Chief Executive Officer
                                             (Duly Authorized Officer)

 May 9, 2000                          /s/ Rebecca B. Crunk
                                      --------------------
                                      Rebecca B. Crunk,
                                      Sr. Vice President & Chief Financial
                                      Officer (Principal Financial Officer)