Form 10-Q
period 2000-06-30
NCRIC GROUP INC
filed 2000-08-10
CIK 1075343

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2000

                        Commission File Number: 0-25505

                                NCRIC Group, Inc.

              District of Columbia                      52-2134774
              --------------------                      ----------
         (State or other jurisdiction of            (I.R.S. Employer
         incorporation or organization)            Identification No.)

         1115 30th Street, NW, Washington, D.C.            20007
         --------------------------------------            -----
        (Address of principal executive offices)         (Zip Code)

                                  202-969-1866
                ------------------------------------------------
                (Issuer's telephone number, including area code)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days. Yes  X    No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 1, 2000, there were 3,725,355 shares of NCRIC Group, Inc. common stock outstanding.

Table of Contents

Part I -  Financial Information

Item 1.   Condensed Consolidated Financial Statements (unaudited)
          NCRIC Group, Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets.......................... 3
              Condensed Consolidated Statements of Operations................ 4
              Condensed Consolidated Statements of Cash Flows................ 5
              Notes to Condensed Consolidated Financial Statements........... 6

Item 2.   Management's Discussion and Analysis............................... 9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........ 15

Part II - Other Information

Item 1.   Legal Proceedings................................................. 15

Item 4.   Submission of Matters to a Vote of Security Holders............... 15

Item 6.   Exhibits and Reports on Form 8-K.................................. 16

Signatures.................................................................. 16

                          PART I FINANCIAL INFORMATION

Item 1.  Financial Statements

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
----------------------------------------------------------------------------------------------------

                                                                    June 30, 2000  December 31, 1999
                                                                      (unaudited)
ASSETS
INVESTMENTS:
       Securities available for sale, at fair value:
          Bonds and U.S.Treasury Notes                                  $  93,069      $  90,937
          Preferred stocks                                                  4,999          4,155
                                                                        ---------      ---------
               Total securities available for sale                         98,068         95,092

OTHER ASSETS:
       Cash and cash equivalents                                            4,056          5,407
       Reinsurance recoverable                                             24,845         26,627
       Goodwill                                                             4,798          4,928
       Deferred federal income taxes                                        2,808          3,298
       Other assets                                                         6,843          5,595
                                                                        ---------      ---------
TOTAL ASSETS                                                            $ 141,418      $ 140,947
                                                                        =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
       Losses and loss adjustment expenses:
          Losses                                                        $  54,057      $  56,462
          Loss adjustment expenses                                         26,612         27,820
                                                                        ---------      ---------
               Total losses and loss adjustment expenses                   80,669         84,282
       Other liabilities:
          Retrospective premiums accrued under
               reinsurance treaties                                         6,568          7,164
          Unearned premiums                                                11,778          8,898
          Other liabilities                                                 4,695          4,808
                                                                        ---------      ---------
TOTAL LIABILITIES                                                         103,710        105,152
                                                                        ---------      ---------

STOCKHOLDERS' EQUITY:
       Common stock $0.01 par value - 10,000,000 shares authorized;
          3,742,855 shares issued and outstanding                              37             37
       Additional paid in capital                                           9,439          9,433
       Unallocated common stock held by the ESOP                             (941)          (993)
       Unallocated common stock held by the stock award plan                 (518)          (518)
       Accumulated other comprehensive loss                                (2,740)        (2,866)
       Retained earnings                                                   32,431         30,702
                                                                        ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                                 37,708         35,795
                                                                        ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                              $ 141,418      $ 140,947
                                                                        =========      =========

See notes to condensed consolidated financial statements.


NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------

                                                   Three Months Ended June 30,      Six Months Ended June 30,
                                                     2000            1999             2000           1999

REVENUES:
       Net premiums earned                            $3,544         $ 2,970           $ 7,173        $6,575
       Net investment income                           1,588           1,496             3,182         2,914
       Net realized investment losses                      -            (199)                -          (147)
       Practice management and related income          1,443           1,090             2,818         2,333
       Other income                                      107              80               209           171
                                                -------------   -------------   --------------- -------------
               Total revenues                          6,682           5,437            13,382        11,846
                                                -------------   -------------   --------------- -------------

EXPENSES:
       Losses and loss adjustment expenses             2,766           2,525             5,755         6,089
       Underwriting expenses                           1,081             654             2,021         1,581
       Practice management expenses                    1,257           1,173             2,471         2,289
       Other                                             345             294               631           767
                                                -------------   -------------   --------------- -------------
               Total expenses                          5,449           4,646            10,878        10,726
                                                -------------   -------------   --------------- -------------

INCOME BEFORE INCOME TAXES                             1,233             791             2,504         1,120

INCOME TAX PROVISION                                     382             210               775           240
                                                -------------   -------------   --------------- -------------

NET INCOME                                            $  851          $  581           $ 1,729        $  880
                                                =============   =============   =============== =============

Net income per common share:

Basic                                                 $ 0.24          $ 0.27           $  0.49        $ 0.40
Diluted                                               $ 0.24          $ 0.27           $  0.49        $ 0.40

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)
--------------------------------------------------------------------------------------

                                                             Six Months Ended June 30,
                                                                2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                             $  1,729    $    880
       Adjustments to reconcile net income
          to net cash flows from operating activities:
               Net realized investment losses                      --          147
               Amortization and depreciation                       338         253
               Deferred federal income taxes                       423         (87)
               Changes in assets and liabilities:
                       Reinsurance recoverable                   1,782      (1,896)
                       Other assets                             (1,063)     (3,041)
                       Losses and loss adjustment expenses      (3,613)      1,416
                       Retrospective premiums accrued under
                            reinsurance treaties                  (596)      2,374
                       Unearned premiums                         2,880       6,582
                       Other liabilities                          (858)        174
                                                              --------    --------
          Net cash flows from operating activities               1,022       6,802
                                                              --------    --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investments                                (18,221)    (38,647)
       Sales, maturities and redemptions of investments         16,241      32,184
       Investment in purchased business                           --        (5,238)
       Purchases of property and equipment                        (393)        (97)
                                                              --------    --------
          Net cash flows provided by investing activities       (2,373)    (11,798)
                                                              --------    --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from long-term debt                               --         2,200
                                                              --------    --------

NET CHANGE IN CASH AND CASH
       EQUIVALENTS                                              (1,351)     (2,796)
                                                              --------    --------

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                                       5,407       6,083
                                                              --------    --------

CASH AND CASH EQUIVALENTS,
       END OF PERIOD                                          $  4,056    $  3,287
                                                              ========    ========

SUPPLEMENTARY INFORMATION:
       Interest paid                                          $    --     $     92
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

     Operating results for the six-month period ended June 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of NCRIC Group, Inc. (NCRIC Group) for the year ended December 31, 1999, which were filed with the Securities and Exchange Commission on Form 10-KSB.

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

     Selected financial data is presented below for each business segment at or for the three-month and six-month periods ended June 30, 2000 and 1999 (in thousands):

                                          For the Three Months     At or For the Six Months
                                             Ended June 30,            Ended June 30,
                                          --------------------     ------------------------
                                            2000        1999         2000           1999
                                          -------     -------      ---------     ----------
Insurance
    Revenues from external customers      $ 3,632     $ 3,050      $   7,345     $   6,746
    Net investment income                   1,571       1,539          3,142         3,014
    Depreciation and amortization              58          49            116            84
    Segment profit before taxes             1,260       1,151          2,525         1,758
    Expenditures for segment assets           233          29            377            50
    Segment assets                                                   134,672       142,674
    Segment liabilities                                              102,874       113,176

                                          For the Three Months      At or For the Six Months
                                             Ended June 30,              Ended June 30,
                                          --------------------      ------------------------
                                            2000        1999            2000        1999
                                          --------   ---------      ----------   -----------

Practice Management Services
    Revenues from external customers      $  1,465   $   1,092       $   2,858   $   2,335
    Net investment income                       17          18              33          21
    Depreciation and amortization              125          85             222         169
    Segment profit (loss) before taxes         192        (200)            379        (311)
    Expenditures for segment assets              2          31              16          47
    Segment assets                                                       6,833       6,508
    Segment liabilities                                                  1,247         991


Total
    Revenues from external customers      $  5,097   $   4,142       $  10,203   $   9,081
    Net investment income                    1,588       1,557           3,175       3,035
    Depreciation and amortization              183         134             338         253
    Segment profit before taxes              1,452         951           2,904       1,447
    Expenditures for segment assets            235          60             393          97
    Segment assets                                                     141,505     149,182
    Segment liabilities                                                104,121     114,167

The following are reconciliations of reportable segment revenues, net investment income, assets, liabilities, and profit to the Company's consolidated totals (in thousands):

                                                            June 30,
                                                  ----------------------------
                                                      2000            1999
                                                  ------------    ------------

Assets:
    Total assets for reportable segments          $   141,505     $   149,182
    Elimination of intersegment receivables              (802)           (631)
    Elimination of affiliate receivables                   --          (4,933)
    Other unallocated amounts                             715           1,606
                                                  ------------    ------------
    Consolidated total                            $   141,418     $   145,224
                                                  ============    ============

Liabilities:
    Total liabilities for reportable segments     $   104,121     $   114,167
    Elimination of intersegment payables                  392            (631)
    Other liabilities                                    (803)          2,801
                                                  ------------    ------------
    Consolidated total                            $   103,710     $   116,337
                                                  ============    ============

                                                       For the Three Months       For the Six Months
                                                          Ended June 30,            Ended June 30,
                                                      ---------------------     ---------------------
                                                        2000         1999         2000         1999
                                                      --------     --------     ---------    --------

Revenues from external customers:
    Total revenues for reportable segments            $ 5,097      $ 4,142      $ 10,203     $ 9,081
    Elimination of intersegment revenues                   (3)          (2)           (3)         (2)
                                                      --------     --------     ---------    --------
    Consolidated total                                $ 5,094      $ 4,140      $ 10,200     $ 9,079
                                                      ========     ========     =========    ========

                                                       For the Three Months       For the Six Months
                                                          Ended June 30,            Ended June 30,
                                                      ---------------------     ---------------------
                                                        2000         1999         2000         1999
                                                      --------     --------     ---------    --------

Net Investment Income:
     Total investment income for reportable segments  $ 1,588      $ 1,557      $ 3,175      $ 3,035
     Elimination of intersegment interest income           -           (61)          -          (121)
     Other unallocated amounts                             -            -             7           -
                                                      --------     --------     ---------    --------
     Consolidated total                               $ 1,588      $ 1,496      $ 3,182      $ 2,914
                                                      ========     ========     =========    ========

Profit before taxes:
     Total profit for reportable segments             $ 1,452      $   951      $ 2,904      $ 1,447
     Other expenses                                      (219)         (99)        (400)        (206)
     Elimination of intersegment interest income            -          (61)          -          (121)
                                                      --------     --------     ---------    --------
     Consolidated total                               $ 1,233      $   791      $ 2,504      $ 1,120
                                                      ========     ========     =========    ========

3.   Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                   For the Three Months   For the Six Months
                                      Ended June 30,        Ended June 30,
                                   --------------------   ------------------
                                     2000        1999       2000      1999
                                   --------    --------   --------   -------

Net income                          $  851     $  581     $ 1,729    $  880
                                    ======     ======     =======    ======

Weighted average common
  shares outstanding - basic         3,533      2,220       3,531     2,220

Dilutive effect of stock options         6         -            8        -
                                    ------     ------     -------    ------

Weighted average common
  shares outstanding - diluted       3,539      2,220       3,539     2,220
                                    ======     ======     =======    ======

Net income per common share:

Basic                               $ 0.24     $ 0.27     $  0.49    $ 0.40
                                    ------     ------     -------    ------

Diluted                             $ 0.24     $ 0.27     $  0.49    $ 0.40
                                    ------     ------     -------    ------

     Earnings per share is calculated by dividing the net income by the weighted average shares outstanding for the period. For the period from January 1, 1999 through June 30, 1999, the calculation of weighted average shares outstanding includes 2,220,000 shares. Had the calculation been made using 3,520,855 as the weighted average outstanding shares for the period ending June 30, 1999, that is as if the stock offered in the July 1999 initial public offering had been outstanding on January 1, 1999, basic earnings per share would have been $0.17 and $0.25 for the quarter and six months ended June 30, 1999, respectively.

4.   Subsequent Event - Stock Repurchase

     On July 7, 2000, NCRIC Group purchased 17,500 shares of its stock at a price of $7 1/2 per share. The shares will be held as treasury shares.

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

     In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, SAB No. 101, summarizing certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. NCRIC has not yet completed its analysis of the impact of SAB No. 101; however, on a preliminary basis, it does not believe that the impact, if any, of adopting SAB No. 101 will be material to its financial statements.


Consolidated net income

Three months ended June 30, 2000 compared to three months ended June 30, 1999

Net income of $851,000 for the three months ended June 30, 2000 increased 46% from $581,000 for the three months ended June 30, 1999. The improvements both in net underwriting results and in practice management results contributed to the increase in net income.

Six months ended June 30, 2000 compared to six months ended June 30, 1999

     Net income increased to $1,729,000 for the six months ended June 30, 2000, up 96% from $880,000 for the six months ended June 30, 1999. Improvement both in net underwriting results and in practice management results contributed to the increased earnings. Earnings for the current six months were also improved due to lower legal fees relating to the litigation brought by the NCRIC Physicians Organization and settled in 1999.

Net premiums earned

Three months ended June 30, 2000 compared to three months ended June 30, 1999

     Gross premiums written of $2.0 million for the three months ended June 30, 2000 increased by $900,000 from $1.1 million for the three months ended June 30, 1999 primarily reflecting an increase in new business written. The mix of business produced by NCRIC's independent agency force has increased to 82% of new business written for the three months ended June 30, 2000 from 29% for the three months ended June 30, 1999.

     Net premiums earned increased by 16.7% to $3.5 million from $3.0 million for the three months ended June 30, 2000 and 1999, respectively. The increase is primarily reflective of the increase in policies in force as the result of new business written in addition to the benefit from reduced reinsurance costs under the new reinsurance program.

     Late in the second quarter it was determined that one of NCRIC's hospital sponsored risk sharing programs would not be renewed at the upcoming September 1 renewal. Under this type of risk sharing program, physicians are underwritten directly by NCRIC and pay lower individual premiums than if not part of the risk sharing program. At the end of the policy year covered by the premium, a review of the actual loss experience of the physician group is completed. Should the group's loss experience be unfavorable, NCRIC will require additional premium payments from the sponsoring hospital to offset the unfavorable losses.

     This hospital sponsored program to be terminated September 1 currently includes approximately 70 physicians insured directly with NCRIC which account for approximately $2.5 million in annualized premium. The termination of the hospital sponsored program will not impact the insurance coverage of the physicians. However, it will increase the premium cost to the individual physicians. There is no assurance that the individual physicians will renew their coverage with NCRIC at the increased premium level. Based on the actual accumulated loss experience of the program through June 30, 2000, NCRIC has accrued approximately $1.2 million of premium. A final bill will be presented to the hospital sponsor under terms of the contract following the termination date based on actual loss experience through the termination date.

Six months ended June 30, 2000 compared to six months ended June 30, 1999

     Gross premiums written of $13.1 million for the six months ended June 30, 2000 are lower than the $15.2 million for the six months ended June 30, 1999 primarily due to the staggering of policy renewal dates largely offset by new business written, as displayed in the table below. Premiums written were lower by approximately $3.1 million for the six months ended June 30, 2000 due to the staggering of premium writing dates in 1999. Starting in the fourth quarter of 1997 and continuing through 1999, NCRIC began to stagger policy renewal dates. While premiums written in the period of the new renewal date increase and premiums written in the subsequent period corresponding to the original renewal date decrease, the staggering has no net effect on premiums written from period to period. In addition, the staggering of renewal dates does not affect earned premiums.

     The mix of business produced directly by NCRIC versus by agents has changed between reporting periods as shown on the following chart of new gross written premium (in thousands).

                                 Six months ended June 30,
                                 -------------------------
                                          2000        1999
                                         ------      ------
                           Direct        $  634      $  589
                           Agent          1,175         181



     In the first six months of 2000, premium written to clients of the Practice Management Segment totals $264,000 or 15% of total new gross written premium, compared to $29,000 in the first six months of 1999, or 4% of new gross written premium.

     Net premiums earned increased by 9% to $7.2 million for the six months ended June 30, 2000 from $6.6 million for the corresponding 1999 period. The increase is primarily attributable to the increase in business in force resulting from new business production plus the reduction in reinsurance ceded premium resulting from the new reinsurance program effective for 2000.

     While insurance in force continues to follow the historic pattern of insuring risks concentrated in the District of Columbia, there has been notable growth in net earned premium in Virginia, largely as the result of sales by agents and sales to clients of the Practice Management Segment. For the six months ended June 30, 2000, net earned premium from Virginia totaled approximately $650,000, an increase of approximately $370,000 over the total of approximately $280,000 for the six months ended June 30, 1999.

Net investment income

Three months ended June 30, 2000 compared to three months ended June 30, 1999

     Net investment income increased by $92,000 for the three months ended June 30, 2000 compared to the second quarter of 1999 due to an increase in yields partially offset by a decrease in invested funds. The average effective yield was approximately 6.25% for the three months ended June 30, 2000 and 5.68% for the three months ended June 30, 1999. The tax equivalent yield was approximately 6.67% for the second quarter of 2000 and 6.15% for the second quarter of 1999. The increase in investment yields reflects the market increase in interest rates in 2000 compared to 1999.

Six months ended June 30, 2000 compared to six months ended June 30, 1999

     Net investment income increased by $268,000 for the six months ended June 30, 2000 compared to the first six months of the prior year due to an increase in yields partially offset by a decrease in invested funds. Average invested assets, which include cash equivalents, were lower in the first six months of 2000 by $3.3 million due to reduced cash flows from operations. The average effective yield was approximately 6.25% for the six months ended June 30, 2000 and 5.54% for the six months ended June 30, 1999. The tax equivalent yield was approximately 6.63% through the second quarter of 2000 and 6.07% for the six months ended June 30, 1999. The increase in investment yields reflects the market increase in interest rates in 2000 compared to 1999.

Practice management and related revenue

     Revenue for practice management and related services is comprised of fees for the services shown in the following chart.

                                        Three Months Ended June 30,     Six Months Ended June 30,
                                        ---------------------------     -------------------------
                                            2000       1999                 2000       1999
                                            ----       ----                 ----       ----

Practice management                          41%        35%                  42%        38%
Accounting                                   26%        37%                  27%        31%
Tax & personal financial planning            19%         6%                  15%        11%
Retirement plan accounting & admin           12%        14%                  13%        13%
Other                                         2%         8%                   3%         7%
                                            ----       ----                 ----       ----
Total                                       100%       100%                 100%       100%

Three months ended June 30, 2000 compared to three months ended June 30, 1999

     Practice management and related revenue of $1.4 million for the three months ended June 30, 2000 is up from $1.1 million for the three months ended June 30, 1999. The increase results from both recurring fee business and one-time consulting assignments.

Six months ended June 30, 2000 compared to six months ended June 30, 1999

     Practice management and related revenue of $2.8 million for the six months ended June 30, 2000 and $2.3 million for the six months ended June 30, 1999 consisted of fees generated by NCRIC MSO through HealthCare Consulting and Employee Benefits Services. The increase results from both recurring fee business and one-time consulting assignments. Approximately $150,000 of revenue in the first half of 2000 results from services provided to existing insureds of NCRIC reflecting results of the cross-selling initiative.

Loss and loss adjustment expenses and combined ratio results

     While NCRIC continues to experience pressure from the rise in severity of losses, it continues to take a cautious approach in establishing and evaluating reserves. The expense for incurred losses and LAE net of reinsurance is summarized as follows:

                                       Three Months Ended June 30,     Six Months Ended June 30,
                                       ---------------------------     -------------------------
                                           2000        1999                2000        1999
                                        ---------   ---------            --------    --------
                                             (in thousands)                 (in thousands)
Incurred loss and LAE related to:
   Current year - losses                $   5,458   $   6,286            $  9,244    $ 10,736
   Prior years - development               (2,692)     (3,761)             (3,489)     (4,647)
                                        ---------   ---------            --------    --------
Total incurred for the period           $   2,766   $   2,525            $  5,755    $  6,089
                                        =========   =========            ========    ========

Following is a summary of the ratios of losses and underwriting expenses compared to net premiums:

                                            Six Months Ended June 30,
                                           ---------------------------
                                              2000          1999
                                             ------        ------

GAAP Underwriting ratios:
   Loss and LAE ratio                         80.2%         92.6%
   Underwriting expense ratio                 28.2%         24.1%
   Combined ratio after renewal credits      108.4%        116.7%

Three months ended June 30, 2000 compared to three months ended June 30, 1999

     Total incurred loss and LAE expense of $2.8 million for the second quarter of 2000 increased by $241,000 from the $2.5 million incurred for the second quarter of 1999. NCRIC experienced favorable development on estimated losses for prior years' claims in both 2000 and 1999. The loss development related to prior years claims was $2.7 million in the second quarter of 2000 and $3.8 million in the second quarter of 1999. Prior year development results from the re-estimation and settlement of individual losses not covered by reinsurance, which generally are losses under $500,000.

Six months ended June 30, 2000 compared to six months ended June 30, 1999

     Total incurred loss and LAE expense of $5.8 million for the first six months of 2000 decreased by $334,000 from the $6.1 million incurred for the first six months of 1999. The number of claims reported in the first six months of 2000 were lower than in the first six months of 1999. NCRIC experienced favorable development on estimated losses for prior years in the first six months of both years.

     The GAAP combined ratio before renewal credits decreased to 108.4% for the six months ended June 30, 2000 from 116.7% for the six months ended June 30, 1999. This decrease reflects both the increase in earned premiums and the decrease in incurred losses and LAE in the first six months of 2000 compared to the same period in 1999.

Expenses

Three months ended June 30, 2000 compared to three months ended June 30, 1999

     Underwriting expenses increased $427,000, to $1.1 million for the three months ended June 30, 2000 from $654,000 for the three months ended June 30, 1999. The increase in expenses primarily stems from the increase in new business, particularly agent produced business, through increases in commissions and other underwriting costs. The mix of business produced by NCRIC's independent agency force has increased to 82% of new business written for the three months ended June 30, 2000 from 29% for the three months ended June 30, 1999.

     Practice management and related expenses of $1.3 million for the three months ended June 30, 2000 and $1.2 million for the three months ended June 30, 1999 consisted primarily of salaries and benefits, other general office expenses and goodwill amortization.

     Other  expenses   include   amounts  for  subsidiary  and  holding  company
operations which are not directly related to the issuance of medical professional liability insurance or practice management and related operations. Other expenses of $345,000 for the three months ended June 30, 2000 compare to $294,000 for the three months ended June 30, 1999.

Six months ended June 30, 2000 compared to six months ended June 30, 1999

     Underwriting expenses increased $440,000 to $2.0 million for the six months ended June 30, 2000 from $1.6 million for the six months ended June 30, 1999. The increase in expenses primarily stems from the increase in new business, particularly agent produced business, through increases in commissions and other underwriting costs.

     Practice management and related expenses of $2.5 million for the six months ended June 30, 2000 and $2.3 million for the six months ended June 30, 1999 consisted primarily of salaries and benefits, other general office expenses and goodwill amortization.

     Other  expenses   include   amounts  for  subsidiary  and  holding  company
operations which are not directly related to the issuance of medical professional liability insurance or practice management and related operations. For the six months ended June 30, 2000 expenses of $631,000 compare to $767,000 for the six months ended June 30, 1999. The primary component of the decrease was a reduction of approximately $290,000 in legal expenses incurred in connection with litigation brought by NCRIC Physicians Organization and settled in 1999, partially offset by an increase in expenses due to meeting the various requirements associated with having common stock traded in the public market.

Federal income taxes

     The effective tax rate for NCRIC is lower than the federal statutory rate principally due to nontaxable investment income.

                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                  ---------------------------      -------------------------
                                                       2000       1999                   2000      1999
                                                       ----       ----                   ----      ----

Federal income tax at statutory rates. . . . .          34%        34%                    34%        34%
Tax exempt income. . . . . . . . . . . . . . .          (4)        (8)                    (4)       (13)
Dividends received. . . . . . . . . . . . . .           (1)        (3)                    (1)        (3)
Goodwill amortization. . . . . . . . . . . . .           1          3                      1          3
Other, net. . . . . . . . . . . . . . . . . .            1          1                      1          -
                                                       ----       ----                   ----       ----
Federal income tax at effective rates. . . . .          31%        27%                    31%        21%
                                                       ====       ====                   ====       ====

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

     For the six months ended June 30, 2000, NCRIC had cash provided by operations of $1.0 million compared to $6.8 million for the corresponding period of 1999. The decreased cash flow in 2000 compared to 1999 resulted primarily from higher payments of losses and LAE. Additionally, due to the staggering of policy renewals away from the previous January 1 renewal date, premiums received in the first half of 2000 were lower than in the first half of 1999. Because of the long-term nature of both the payments of claims and the settlement of swing-rated reinsurance premiums due to the reinsurers, cash from operations for a medical professional liability insurer like NCRIC can vary substantially from year to year.

     Financial condition and capital resources. Cash flow from operations has primarily been invested in investment grade, fixed maturity securities. Maturing investments were primarily invested in corporate bonds and asset-backed securities. As of June 30, 2000, the carrying value of the securities portfolio was $98.1 million, an increase of $3.0 million from December 31, 1999. The portfolio was invested as follows:

                                                       At June 30,   At December 31,
                                                          2000            1999
                                                       -----------   ---------------
U.S. Government and agencies. . . . . . . . . . . . .      14%             15%
Asset-backed and mortgage-backed securities . . . . .      38              40
Tax-exempt securities. . . . . . . . . . . . . . . .       15              14
Corporate bonds and preferred stocks. . . . . . . . .      33              31

     Over 72% of the portfolio was invested in U.S. Government/agency securities or had a rating of AAA or AA. For regulatory purposes, 95% of the securities portfolio was rated "Class 1" for all periods presented, which is the highest quality rated group as classified by the NAIC.

     NCRIC has no corporate debt. The $2.5 million line of credit available as of June 30, 2000 is restricted to working capital for claims settlements. The line of credit is unsecured and renewable annually. NCRIC has not drawn down on this facility. As of June 30, 2000, NCRIC had entered into a contract to purchase new policy administration system software; future payments under the contract are required as services are completed by the vendor and total $326,000. NCRIC has no other material commitments for capital expenditures.

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

Forward-Looking Information

     A number of statements made by NCRIC in this document are forward-looking statements which involve known and unknown risks and uncertainties which may cause NCRIC's actual results to be materially different from historical results or from the results expressed or implied by the forward-looking statements. These risks and uncertainties include:

o general economic conditions including changes in interest rates and the performance of financial markets;
o NCRIC, Inc.'s concentration in a single line of business primarily in the District of Columbia;
o    the impact of managed healthcare;
o uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance;
o    price competition;
o uncertainties associated with expanding business in new market areas, including uncertainties associated with claims adjudication experience;
o    regulatory changes;
o    ratings assigned by A.M. Best;
o    the availability of bank financing and reinsurance;
o    the mutual insurance holding company structure; and
o    uncertainties associated with NCRIC Group's acquisition strategy.

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

     NCRIC has classified its investments, which are fixed-income securities, as available for sale and reports them at fair value, with unrealized gains and losses excluded from net income and reported, net of deferred taxes, as a component of stockholders' equity. During periods of rising interest rates, the fair value of NCRIC's investment portfolio will generally decline resulting in decreases in NCRIC's stockholders' equity. Conversely, during periods of falling interest rates, the fair value of NCRIC's investment portfolio will generally increase resulting in increases in NCRIC's stockholders' equity.

     NCRIC's investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. NCRIC's investment policy provides that all security purchases be limited to rated securities or unrated securities approved by management on the recommendation of NCRIC's investment advisor.

     The following table contains the investment quality distribution of NCRIC's fixed maturity investments at June 30, 2000 and December 31, 1999.

                                             At June 30,    At December
Type/Ratings of Investment                      2000         31, 1999
--------------------------                   -----------    -----------

Treasury/Agency . . . . . . . . . . . . .       31%            28%
AAA . . . . . . . . . . . . . . . . . . .       35             40
AA . . . . . . . . . . . . . . . . . . .         6              7
A . . . . . . . . . . . . . . . . . . . .       23             21
BBB . . . . . . . . . . . . . . . . . . .        5              4

     During the six months ended June 30, 2000, NCRIC experienced a reduction in the net unrealized loss on investments to an unrealized loss, net of tax, of $2.7 million at June 30, 2000 from an unrealized loss, net of tax, of $2.9 million at December 31, 1999.

PART II   OTHER INFORMATION

Item 1.  Legal proceedings.

     See the Form 10-KSB for the fiscal year ended December 31, 1999 for information on pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of NCRIC Group, Inc. took place on May 9, 2000.
(b)  The following directors were elected and received the following votes:

                          Number of Votes
                          ---------------
Name                      For       Withheld
----                      ---       --------
R. Ray Pate, Jr.       3,452,877     32,772
Leonard M. Glassman    3,452,877     32,772
Prudence P. Kline      3,452,877     32,772
Edward G. Koch         3,452,877     32,772
Raymond Scalettar      3,452,877     32,772
David M. Seitzman      3,452,877     32,772
Robert L. Simmons      3,452,877     32,772

The following directors continued in office:

   Vincent C. Burke, III     Pamela W. Coleman
   Luther W. Gray            J. Paul McNamara
   Leonard Parver            Nelson P. Trujillo

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibit 27........   Financial Data Schedule

(b)   Reports on Form 8-K
      NCRIC Group, Inc. did not file any reports on Form 8-K during the quarter ended June 30, 2000.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         NCRIC Group, Inc.


August 10, 2000          /s/  R. Ray Pate, Jr.
                         -----------------------------------------------------
                         R. Ray Pate, Jr., President & Chief Executive Officer
                         (Duly Authorized Officer)

August 10, 2000          /s/  Rebecca B. Crunk
                         -----------------------------------------------------
                         Rebecca B. Crunk, Sr. Vice President & Chief Financial
                         Officer
                         (Principal Financial Officer)