Form 10-Q
period 2000-09-30
NCRIC GROUP INC
filed 2000-11-09
CIK 1075343

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 For the
                    quarterly period ended September 30, 2000

                         Commission File Number: 0-25505

                                NCRIC Group, Inc.


     District of Columbia                               52-2134774
-------------------------------                     ------------------
(State or other jurisdiction of                      (I.R.S. Employer
 incorporation or organization)                     Identification No.)


   1115 30th Street, NW, Washington, D.C.                   20007
 -----------------------------------------               ----------
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


     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 1, 2000, there were 3,725,355 shares of NCRIC Group, Inc. common stock outstanding.

Table of Contents



Part I - Financial Information

Item 1.   Condensed Consolidated Financial Statements (unaudited)

          NCRIC Group, Inc. and Subsidiaries

              Condensed Consolidated Balance Sheets..................     3

              Condensed Consolidated Statements of Operations........     4

              Condensed Consolidated Statements of Cash Flows........     5

              Notes to Condensed Consolidated Financial Statements...     6

Item 2.   Management's Discussion and Analysis.......................     9

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.    15

Part II - Other Information

Item 1.   Legal Proceedings..........................................    16

Item 6.   Exhibits and Reports on Form 8-K...........................    16

Signatures...........................................................    16

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements


NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                       September 30, 2000    December 31, 1999
                                                                                           (unaudited)
                                                                                      --------------------  --------------------

ASSETS

INVESTMENTS:
       Securities available for sale, at fair value:
          Bonds and U.S.Treasury Notes                                                           $ 92,494              $ 90,937
          Preferred stocks                                                                          5,026                 4,155
                                                                                      --------------------  --------------------
                Total securities available for sale                                                97,520                95,092

OTHER ASSETS:
       Cash and cash equivalents                                                                    5,324                 5,407
       Reinsurance recoverable                                                                     25,904                26,627
       Goodwill                                                                                     4,733                 4,928
       Deferred federal income taxes                                                                2,464                 3,298
       Other assets                                                                                 9,373                 5,595
                                                                                      --------------------  --------------------

TOTAL ASSETS                                                                                     $145,318              $140,947
                                                                                      ====================  ====================

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
       Losses and loss adjustment expenses:
          Losses                                                                                 $ 54,729              $ 56,462
          Loss adjustment expenses                                                                 26,495                27,820
                                                                                      --------------------  --------------------
                Total losses and loss adjustment expenses                                          81,224                84,282
       Other liabilities:
          Retrospective premiums accrued under
                reinsurance treaties                                                                6,057                 7,164
          Unearned premiums                                                                        15,116                 8,898
          Other liabilities                                                                         3,790                 4,808
                                                                                      --------------------  --------------------
TOTAL LIABILITIES                                                                                 106,187               105,152
                                                                                      --------------------  --------------------

STOCKHOLDERS' EQUITY:
       Common stock  $0.01  par  value -  10,000,000  shares  authorized;  as of
          September 30, 2000,  3,725,355  shares issued and outstanding  (net of
          17,500 treasury shares); as of December 31, 1999, 3,742,855
          shares issued and outstanding                                                                37                    37
       Additional paid in capital                                                                   9,443                 9,433
       Unallocated common stock held by the ESOP                                                     (914)                 (993)
       Unallocated common stock held by the stock award plan                                         (511)                 (518)
       Accumulated other comprehensive loss                                                        (2,066)               (2,866)
       Retained earnings                                                                           33,273                30,702
       Treasury stock, at cost                                                                       (131)                    -
                                                                                      --------------------  --------------------

TOTAL STOCKHOLDERS' EQUITY                                                                         39,131                35,795
                                                                                      --------------------  --------------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                       $145,318              $140,947
                                                                                      ====================  ====================


See notes to condensed consolidated financial statements.


NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------------------------------------------------


                                                    Three Months Ended September 30,     Nine Months Ended September 30,
                                                         2000             1999                2000              1999
                                                   ---------------   ---------------     --------------   --------------
REVENUES:
       Net premiums earned                                $ 3,808           $ 3,414           $ 10,981          $ 9,989
       Net investment income                                1,632             1,567              4,814            4,481
       Net realized investment gains (losses)                   -                45                  -             (102)
       Practice management and related income               1,294             1,137              4,112            3,470
       Other income                                           122                90                331              261
                                                   ---------------   ---------------     --------------   --------------

                Total revenues                              6,856             6,253             20,238           18,099
                                                   ---------------   ---------------     --------------   --------------

EXPENSES:

       Losses and loss adjustment expenses                  3,170             2,981              8,925            9,070
       Underwriting expenses                                  934               603              2,955            2,184
       Practice management expenses                         1,296             1,176              3,767            3,465
       Other                                                  261               403                892            1,170
                                                   ---------------   ---------------     --------------   --------------

                Total expenses                              5,661             5,163             16,539           15,889
                                                   ---------------   ---------------     --------------   --------------

INCOME BEFORE INCOME TAXES                                  1,195             1,090              3,699            2,210

INCOME TAX PROVISION                                          353               315              1,128              555
                                                   ---------------   ---------------     --------------   --------------

NET INCOME                                                $   842           $   775            $ 2,571          $ 1,655
                                                   ===============   ===============     ==============   ==============

OTHER COMPREHENSIVE INCOME GAIN (LOSS)                        674              (719)               800           (3,723)
                                                   ---------------   ---------------     --------------   --------------

COMPREHENSIVE INCOME (LOSS)                               $ 1,516           $    56            $ 3,371          $(2,068)
                                                   ===============   ===============     ==============   ==============

Net income per common share:

Basic                                                      $ 0.24            $ 0.25             $ 0.73           $ 0.66
Diluted                                                    $ 0.24            $ 0.25             $ 0.73           $ 0.65

See notes to condensed consolidated financial statements.


NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------

                                                                            Nine Months Ended September 30,
                                                                                2000               1999
                                                                            -------------     -------------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                $ 2,571            $ 1,655
       Adjustments to reconcile net income
          to net cash flows from operating activities:
                Net realized investment losses                                         -                102
                Amortization and depreciation                                        509                487
                Deferred federal income taxes                                        421              1,384
                Changes in assets and liabilities:
                        Reinsurance recoverable                                      723             (2,678)
                        Other assets                                              (3,508)            (2,484)
                        Losses and loss adjustment expenses                       (3,058)             1,567
                        Retrospective premiums accrued under
                             reinsurance treaties                                 (1,107)             1,737
                        Unearned premiums                                          6,218              6,316
                        Other liabilities                                           (904)              (629)
                                                                           --------------     --------------

          Net cash flows provided by operating activities                          1,865              7,457
                                                                           --------------     --------------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investments                                                  (26,146)           (67,796)
       Sales, maturities and redemptions of investments                           24,913             60,694
       Investment in purchased business                                                -             (5,238)
       Purchases of property and equipment                                          (584)              (235)
                                                                           --------------     --------------

          Net cash flows used in investing activities                             (1,817)           (12,575)
                                                                           --------------     --------------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from issuance of common stock                                      -              6,817
       Payment to acquire treasury stock                                            (131)                 -
       Proceeds from long-term debt                                                    -              2,200
       Repayment of debt                                                               -             (2,200)
                                                                           --------------     --------------
          Net cash flows (used in) provided by financing activities                 (131)             6,817
                                                                           --------------     --------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              (83)             1,699
                                                                           --------------     --------------

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD                                     5,407              6,083
                                                                           --------------     --------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $ 5,324            $ 7,782
                                                                           ==============     ==============

SUPPLEMENTARY INFORMATION:
       Interest paid                                                             $     -            $   120
                                                                           ==============     ==============

       Income taxes paid                                                         $ 1,175            $     -
                                                                           ==============     ==============



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

     Operating results for the nine-month period ended September 30, 2000 are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of NCRIC Group, Inc. (NCRIC Group) for the year ended December 31, 1999, which were filed with the Securities and Exchange Commission on Form 10-KSB.

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

     Selected financial data is presented below for each business segment at or for the three-month and nine-month periods ended September 30, 2000 and 1999 (in thousands):

                                          For the Three Months     At or For the Nine Months
                                           Ended September 30,       Ended September 30,
                                          --------------------     -------------------------
                                            2000        1999         2000           1999
                                          -------     -------      ---------      ---------
Insurance
    Revenues from external customers      $ 3,912     $ 3,501      $  11,258     $  10,247
    Net investment income                   1,609       1,552          4,751         4,566
    Depreciation and amortization              58          83            174           167
    Segment profit before taxes             1,323       1,440          3,848         3,198
    Expenditures for segment assets           189         136            566           186
    Segment assets                                                   138,772       141,276
    Segment liabilities                                              105,559       111,385

                                          For the Three Months     At or For the Nine Months
                                           Ended September 30,         Ended September 30,
                                          --------------------      ------------------------
                                            2000        1999            2000        1999
                                          --------   ---------      ----------   -----------
Practice Management Services
    Revenues from external customers      $  1,314   $   1,139       $   4,171   $   3,474
    Net investment income                       23          11              56          32
    Depreciation and amortization              113         151             335         320
    Segment profit (loss) before taxes          36        (183)            415        (494)
    Expenditures for segment assets              2           2              18          49
    Segment assets                                                       6,846       6,654
    Segment liabilities                                                  1,273       1,294


Total
    Revenues from external customers      $  5,226   $   4,640       $  15,429   $  13,721
    Net investment income                    1,632       1,563           4,807       4,598
    Depreciation and amortization              171         234             509         487
    Segment profit before taxes              1,359       1,257           4,263       2,704
    Expenditures for segment assets            191         138             584         235
    Segment assets                                                     145,618     147,930
    Segment liabilities                                                106,832     112,679

The following are reconciliations of reportable segment revenues, net investment income, assets, liabilities, and profit to the Company's consolidated totals (in thousands):

                                                          September 30,
                                                  ----------------------------
                                                      2000            1999
                                                  ------------    ------------

Assets:
    Total assets for reportable segments          $   145,618     $   147,930
    Elimination of intersegment receivables              (865)           (771)
    Elimination of affiliate receivables                   --            (659)
    Other unallocated amounts                             565           1,751
                                                  ------------    ------------
    Consolidated total                            $   145,318     $   148,251
                                                  ============    ============

Liabilities:
    Total liabilities for reportable segments     $   106,832     $   112,679
    Elimination of intersegment payables                 (874)           (771)
    Other liabilities                                     229             283
                                                  ------------    ------------
    Consolidated total                            $   106,187     $   112,191
                                                  ============    ============

                                                       For the Three Months      For the Nine Months
                                                       Ended September 30,       Ended September 30,
                                                      ---------------------     ---------------------
                                                        2000         1999         2000         1999
                                                      --------     --------     ---------    --------

Revenues from external customers:
    Total revenues for reportable segments            $ 5,226      $ 4,640      $ 15,429     $13,721
    Elimination of intersegment revenues                   (2)           1            (5)         (1)
                                                      --------     --------     ---------    --------
    Consolidated total                                $ 5,224      $ 4,641      $ 15,424     $13,720
                                                      ========     ========     =========    ========

                                                      For the Three Months       For the Nine Months
                                                       Ended September 30,       Ended September 30,
                                                      ---------------------     ---------------------
                                                        2000         1999         2000        1999
                                                      --------     --------     --------    --------
Net investment income:
     Total investment income for reportable segments  $ 1,632      $ 1,563      $ 4,807     $ 4,598
     Elimination of intersegment interest income           -           (20)          -         (141)
     Other unallocated amounts                             -            24            7          24
                                                      --------     --------     --------    --------
     Consolidated total                               $ 1,632      $ 1,567      $ 4,814     $ 4,481
                                                      ========     ========     ========    ========

Profit before taxes:
     Total profit for reportable segments             $ 1,359      $ 1,257      $ 4,263     $ 2,704
     Other expenses                                      (164)        (147)        (564)       (353)
     Elimination of intersegment interest income            -          (20)          -         (141)
                                                      --------     --------     --------    --------
     Consolidated total                               $ 1,195      $ 1,090      $ 3,699     $ 2,210
                                                      ========     ========     ========    ========

3.   Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                   For the Three Months   For the Nine Months
                                    Ended September 30,   Ended September 30,
                                   --------------------   -------------------
                                     2000        1999       2000        1999
                                   --------    --------   --------     ------

Net income                          $  842     $  775     $ 2,571      $1,655
                                    ======     ======     =======      ======

Weighted average common
  shares outstanding - basic         3,520      3,125       3,527       2,525

Dilutive effect of stock options
  and awards                            25          7          14           2
                                    ------     ------     -------      ------
Weighted average common
  shares outstanding - diluted       3,545      3,132       3,541       2,527
                                    ======     ======     =======      ======

Net income per common share:

Basic                               $ 0.24     $ 0.25     $  0.73      $ 0.66
                                    ======     ======     =======      ======

Diluted                             $ 0.24     $ 0.25     $  0.73      $ 0.65
                                    ======     ======     =======      ======

Earnings per share is calculated by dividing the net income by the weighted average shares outstanding for the period. For the period from January 1, 1999 through July 28, 1999, the calculation of weighted average shares outstanding includes 2,220,000 shares. Had the calculation been made using 3,520,855 as the weighted average outstanding shares for the entire nine-month period ending September 30, 1999, that is as if the stock offered in the July 1999 initial public offering had been outstanding on January 1, 1999, basic earnings per share would have been $0.22 and $0.47 for the quarter and nine months ended September 30, 1999, respectively.

4.   Treasury Stock

On July 7, 2000, NCRIC Group repurchased 17,500 shares of its stock at a price of $7.50 per share. The repurchased shares of Common Stock are recorded as Treasury Stock which is reported as a reduction of Stockholders' Equity.

5.   Stock Award Plan

On September 10, 2000, NCRIC Group granted 74,000 shares of common stock to directors and officers under its stock award plan. The compensation expense is measured at the fair value of the stock on the grant date, $7.875 per share, over the vesting period. For the period ending September 30, 2000, the expense was $8,400.

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

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS 133, as amended by SFAS 136, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. NCRIC will adopt SFAS 133, as amended, on January 1, 2001. At the time of adoption, SFAS 133 is not expected to have a material impact on the financial position or results of operations of NCRIC.

Consolidated net income

Three months ended September 30, 2000 compared to three months ended September 30, 1999

       Net income of $842,000 for the three months ended September 30, 2000 increased 8.6% from $775,000 for the three months ended September 30, 1999. The improvement in the results of the Practice Management Services Segment was the primary contributor to the increase in net income.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

       Net income increased to $2.6 million for the nine months ended September 30, 2000, up 55% from $1.7 million for the nine months ended September 30, 1999. Improvement both in net underwriting results and in practice management results contributed to the increased earnings. Practice management results for the current nine months included improvement due to lower legal fees relating to the litigation brought by the NCRIC Physicians Organization and settled in 1999.

Net premiums earned

Three months ended September 30, 2000 compared to three months ended September 30, 1999

     Net premiums earned increased by 12% to $3.8 million from $3.4 million for the three months ended September 30, 2000 and 1999, respectively. The increase is primarily reflective of the increase in policies in force as the result of new business written.

     Gross premiums written of $8.7 million for the three months ended September 30, 2000 increased by $4.3 million from $4.4 million for the three months ended September 30, 1999, primarily reflecting an increase in new business written plus the $1.3 million billing of previously accrued premium for the hospital sponsored program discussed below. The mix of business produced by NCRIC's independent agency force has increased to 61% of new business written for the three months ended September 30, 2000 from 45% for the three months ended September 30, 1999.

     Late in the second quarter it was determined that one of NCRIC's hospital sponsored risk sharing programs would not be renewed at the September 1 renewal. Under this type of risk sharing program, physicians are underwritten directly by NCRIC and pay lower individual premiums than if not part of the risk sharing program. At the end of the policy year covered by the premium, a review of the actual loss experience of the physician group is completed. Should the group's loss experience be unfavorable, NCRIC will require additional premium payments from the sponsoring hospital to offset the unfavorable losses.

     This hospital sponsored program which terminated September 1 included approximately 70 physicians insured directly with NCRIC and accounted for approximately $2.5 million in annualized premium. The termination of the hospital sponsored program does not impact the insurance coverage of the physicians. However, it does increase the premium cost to the individual physicians. There is no assurance that all of the individual physicians will renew their coverage with NCRIC at the increased premium level. The majority of the physicians formerly in this terminated program have renewed their coverage and initiated participation in other hospital sponsored programs where NCRIC provides the insurance coverage. Based on the actual accumulated loss experience of the terminated program through September 1, 2000, NCRIC has billed the hospital sponsor $1.3 million under terms of the contract based on actual loss experience through the termination date. Because this bill was not paid when due, NCRIC has initiated legal proceedings to collect. NCRIC will use all means legally available to collect the amount it is due. The ultimate impact of the program termination can not yet be determined.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

     Net premiums earned increased by 10% to $11.0 million for the nine months ended September 30, 2000 from $10.0 million for the corresponding 1999 period. The increase is primarily attributable to the increase in business in force resulting from new business production plus the reduction in reinsurance ceded premium resulting from the new reinsurance program effective for 2000.

     While insurance in force continues to follow the historic pattern of insuring risks concentrated in the District of Columbia, there has been notable growth in net earned premium in Virginia, largely as the result of sales by agents and to clients of the Practice Management Services Segment. For the nine months ended September 30, 2000, net earned premiums from Virginia totaled approximately $1.4 million, an increase of $0.8 million over the total of approximately $0.6 million for the nine months ended September 30, 1999.

     Gross premiums written of $21.8 million for the nine months ended September 30, 2000 are higher than the $19.6 million for the nine months ended September 30, 1999 primarily due to new business written plus the $1.3 million bill for previously accrued premium, as discussed above, partially offset by the impact of the staggering of policy renewal dates in 1999. Premiums written were lower by approximately $2.1 million for the nine months ended September 30, 2000 due to the staggering of premium writing dates in 1999. Starting in the fourth quarter of 1997 and continuing through 1999, NCRIC began to stagger policy renewal dates.

While premiums written in the period of the new renewal date increase and premiums written in the subsequent period corresponding to the original renewal date decrease, the staggering of renewal dates does not affect earned premiums.

     The mix of business produced directly by NCRIC versus by agents has changed between reporting periods as shown on the following chart of new gross written premium.


                         Nine months ended September 30,
                    -----------------------------------------
                          2000                     1999
                    ---------------          ----------------
          Direct     $ 1.3 million             $1.2 million
          Agent        2.3 million               .7 million


     In the first nine months of 2000, premium written to clients of the Practice Management Services Segment totaled $483,000, or 13% of total new gross written premium, compared to $56,000 in the first nine months of 1999, or 3% of new gross written premium.

Net investment income

Three months ended September 30, 2000 compared to three months ended September 30, 1999

     Net investment income increased by $65,000 for the three months ended September 30, 2000 compared to the third quarter of 1999 due to an increase in yields partially offset by a decrease in invested funds. The average effective yield was approximately 6.4% for the three months ended September 30, 2000 and 5.9% for the three months ended September 30, 1999. The tax equivalent yield was approximately 6.9% for the third quarter of 2000 and 6.4% for the third quarter of 1999. The increase in investment yields reflects the market increase in interest rates in 2000 compared to 1999.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

     Net investment income increased by $333,000 for the nine months ended September 30, 2000 compared to the first nine months of the prior year due to an increase in yields partially offset by a decrease in invested funds. Average invested assets, which include cash equivalents, were lower in the first nine months of 2000 by $3.7 million due to reduced cash flows from operations. The average effective yield was approximately 6.3% for the nine months ended September 30, 2000 and 5.7% for the nine months ended September 30, 1999. The tax equivalent yield was approximately 6.7% through the third quarter of 2000 and 6.2% for the nine months ended September 30, 1999. The increase in investment yields reflects the market increase in interest rates in 2000 compared to 1999.

Practice management and related revenue

     Revenue for practice management and related services is comprised of fees for the services shown in the following chart.

                                      Nine Months Ended September 30,
                                      -------------------------------
                                           2000            1999
                                          ------          ------
Practice management                         43%             38%
Accounting                                  28%             30%
Tax & personal financial planning           12%             11%
Retirement plan accounting & admin          12%             13%
Other                                        5%              8%
                                          ------          ------
  Total                                    100%            100%
                                          ======          ======

Three months ended September 30, 2000 compared to three months ended September 30, 1999

     Practice management and related revenue of $1.3 million for the three months ended September 30, 2000 is up from $1.1 million for the three months ended September 30, 1999. The increase results from both recurring fee business and one-time consulting assignments.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

     Practice management and related revenue of $4.1 million for the nine months ended September 30, 2000 and $3.5 million for the nine months ended September 30, 1999 consisted of fees generated by NCRIC MSO through HealthCare Consulting and Employee Benefits Services. The increase results from both recurring fee business and one-time consulting assignments. Approximately $250,000 of revenue in the first nine months of 2000 results from services provided to existing insureds of NCRIC reflecting results of the cross-selling initiative.

Loss and loss adjustment expenses and combined ratio results

     While NCRIC continues to experience pressure from the rise in severity of losses, it continues to take a cautious approach in establishing and evaluating reserves. The expense for incurred losses and LAE net of reinsurance is summarized as follows:

                                      Three Months Ended        Nine Months Ended
                                         September 30,             September 30,
                                     ---------------------     --------------------
                                        2000        1999         2000        1999
                                     ---------   ---------     --------    --------
                                         (in thousands)           (in thousands)
Incurred loss and LAE related to:
   Current year - losses             $   4,044   $   4,407     $ 13,288    $ 15,143
   Prior years - development              (874)     (1,426)      (4,363)     (6,073)
                                     ---------   ---------     --------    --------
Total incurred for the period        $   3,170   $   2,981     $  8,925    $  9,070
                                     =========   =========     ========    ========

Following is a summary of the ratios of losses and underwriting expenses compared to net premiums:

                                            Nine Months Ended September 30,
                                            -------------------------------
                                                  2000          1999
                                                 ------        ------
GAAP Underwriting ratios:
   Loss and LAE ratio                             81.3%         90.8%
   Underwriting expense ratio                     26.9%         21.9%
   Combined ratio after renewal credits          108.2%        112.7%

Three months ended September 30, 2000 compared to three months ended September 30, 1999

     Total incurred loss and LAE expense of $3.2 million for the third quarter of 2000 increased by $189,000 from the $3.0 million incurred for the third quarter of 1999. NCRIC experienced favorable development on estimated losses for prior years' claims in both 2000 and 1999. The loss development related to prior years claims was $874,000 in the third quarter of 2000 and $1.4 million in the third quarter of 1999. Prior year development results from the re-estimation and settlement of individual losses not covered by reinsurance, which generally are losses under $500,000.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

     Total incurred loss and LAE expense of $8.9 million for the first nine months of 2000 was essentially unchanged from the total incurred for the first nine months of 1999. Based on the actuarial analysis prepared through June 30, the frequency of claims reported in 2000 is lower than that experienced in 1999 while the severity has increased. NCRIC experienced favorable development on estimated losses for prior years in the first nine months of both years.

     The GAAP combined ratio before renewal credits decreased to 108.2% for the nine months ended September 30, 2000 from 112.7% for the nine months ended September 30, 1999. This decrease reflects the increase in earned premiums in the first nine months of 2000 compared to the same period in 1999.

Expenses

Three months ended September 30, 2000 compared to three months ended September 30, 1999

     Underwriting expenses increased $331,000 to $934,000 for the three months ended September 30, 2000 from $603,000 for the three months ended September 30, 1999. The increase in expenses primarily stems from the increase in new business, particularly agent produced business, through increases in commissions and other underwriting costs. The mix of business produced by NCRIC's independent agency force has increased to 61% of new business written for the three months ended September 30, 2000 from 45% for the three months ended September 30, 1999.

     Practice management and related expenses of $1.3 million for the three months ended September 30, 2000 and $1.2 million for the three months ended September 30, 1999 consisted primarily of salaries and benefits, other general office expenses and goodwill amortization.

     Other  expenses   include   amounts  for  subsidiary  and  holding  company
operations which are not directly related to the issuance of medical professional liability insurance or practice management and related operations. Other expenses of $261,000 for the three months ended September 30, 2000 compare to $403,000 for the three months ended September 30, 1999.

Nine months ended September 30, 2000 compared to nine months ended September 30, 1999

     Underwriting expenses increased $771,000 to $3.0 million for the nine months ended September 30, 2000 from $2.2 million for the nine months ended September 30, 1999. The increase in expenses primarily stems from the increase in new business, particularly agent produced business, through increases in commissions and other underwriting costs.

     Practice management and related expenses of $3.8 million for the nine months ended September 30, 2000 and $3.5 million for the nine months ended September 30, 1999 consisted primarily of salaries and benefits, other general office expenses and goodwill amortization.

     Other  expenses   include   amounts  for  subsidiary  and  holding  company
operations which are not directly related to the issuance of medical professional liability insurance or practice management and related operations. For the nine months ended September 30, 2000 expenses of $892,000 compare to $1.2 million for the nine months ended September 30, 1999. The primary component of the decrease was a reduction of legal expenses incurred in connection with litigation brought by NCRIC Physicians Organization and settled in 1999, partially offset by an increase in expenses due to meeting the various requirements associated with having common stock traded in the public market.

Federal income taxes

     The effective tax rate for NCRIC is lower than the federal statutory rate principally due to nontaxable investment income.

                                             Nine Months Ended September 30,
                                             -------------------------------
                                                  2000            1999
                                                  ----            ----
Federal income tax at statutory rates. . .         34%             34%
Tax exempt income. . . . . . . . . . . . .         (4)             (9)
Dividends received. . . . . . . . . . . .          (1)             (3)
Goodwill amortization. . . . . . . . . . .          1               3
Other, net. . . . . . . . . . . . . . . .           1               -
                                                  ----            ----
Federal income tax at effective rates. . .         31%             25%
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

     For the nine months ended September 30, 2000, NCRIC had cash provided by operations of $1.9 million compared to $7.5 million for the corresponding period of 1999. The reduced level of positive cash flow in 2000 compared to 1999 resulted primarily from higher payments of losses and LAE. Because of the long-term nature of both the payments of claims and the settlement of swing-rated reinsurance premiums due to the reinsurers, cash from operations for a medical professional liability insurer like NCRIC can vary substantially from year to year.

     Financial condition and capital resources. Cash flow from operations and the proceeds of maturing investments have primarily been invested in government and tax-exempt securities. As of September 30, 2000, the carrying value of the securities portfolio was $97.5 million, an increase of $2.4 million from December 31, 1999. The portfolio was invested as follows:

                                              At September 30,   At December 31,
                                                    2000             1999
                                                    ----             ----

U. S. Government and agencies................        14%              15%
Asset-backed and mortgage-backed securities..        34               40
Tax-exempt securities........................        15               14
Corporate bonds and equity securities........        37               31

     Over 76% of the portfolio was invested in U. S. Government/agency securities or had a rating of AAA or AA. For regulatory purposes, 95% of the securities portfolio was rated "Class 1" for all periods presented, which is the highest quality rated group as classified by the NAIC.

     NCRIC has no corporate debt. The $2.5 million line of credit available as of September 30, 2000 is restricted to working capital for claims settlements. The line of credit is unsecured and renewable annually. NCRIC has not drawn down on this facility. As of September 30, 2000, NCRIC had entered into a contract to purchase new policy administration system software; future payments under the contract are required as services are completed by the vendor and total $148,000. NCRIC has no other material commitments for capital expenditures.

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

     The following table contains the investment quality distribution of NCRIC's fixed maturity investments at September 30, 2000 and December 31, 1999.

   Type/Ratings of Investment          At September 30,     At December 31,
   --------------------------                2000                 1999
                                             ----                 ----

   Treasury/Agency.................           32%                  28%
   AAA.............................           37                   40
   AA..............................            7                    7
   A...............................           19                   21
   BBB.............................            5                    4


During the nine months ended September 30, 2000, NCRIC experienced a reduction in the net unrealized loss on investments to an unrealized loss, net of tax, of $2.1 million at September 30, 2000 from an unrealized loss, net of tax, of $2.9 million at December 31, 1999.

PART II   OTHER INFORMATION

Item 1.  Legal proceedings.

      See the Form 10-KSB for the fiscal year ended December 31, 1999 for information on pending litigation.

Item 6. Exhibits and Reports on Form 8-K.

(a)   Exhibit 27............   Financial Data Schedule


(b)   Reports on Form 8-K

     NCRIC Group, Inc. did not file any reports on Form 8-K during the quarter ended September 30, 2000.


SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          NCRIC Group, Inc.


November 9, 2000           /s/   R. Ray Pate, Jr.
                          -----------------------------------------------------
                          R. Ray Pate, Jr., President & Chief Executive Officer
                                        (Duly Authorized Officer)


November 9, 2000           /s/   Rebecca B. Crunk
                          -----------------------------------------------------
                             Rebecca B. Crunk, Sr. Vice President & Chief
                                        Financial Officer
                                 (Principal Financial Officer)