Form 10-K
period 2000-12-31
NCRIC GROUP INC
filed 2001-03-23
CIK 1075343

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2000

                         Commission File Number: 0-25505

[LOGO]
                               NCRIC Group, Inc.

       District of Columbia                             52-2134774
       --------------------                             ----------
 (State or other jurisdiction of                     (I.R.S. Employer
  incorporation or organization)                    Identification No.)

                  1115 30th Street, NW, Washington, D.C. 20007
                  ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  202-969-1866
                 ----------------------------------------------
                (Issuer's telephone number, including area code)


Securities registered under Section 12(b) of the Act: None
                                                      ----

Securities registered under Section 12(g) of the Act:

                     Common Stock par value $.01 per share
                     -------------------------------------
                                (Title of Class)


     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

         Yes   X                 No
             -----                  -----

     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the average of the closing bid and ask price of such stock on the Nasdaq SmallCap Market on February 28, 2001 was approximately $10.0 million.

     The number of shares outstanding of the Issuer's Common Stock, the issuer's only class of outstanding capital stock, as of February 28, 2001 was 3,725,355.

     Documents Incorporated by Reference

     The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

I. Portions of the NCRIC Group, Inc. Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into certain items of
     Part III.

                               TABLE OF CONTENTS

PART I.                                                                    Page
                                                                           ----

Item 1.     Business of the Company........................................   1

Item 2.     Properties.....................................................  41

Item 3.     Legal Proceedings..............................................  41

Item 4.     Submission of Matters to a Vote of Security Holders............  41

PART II.

Item 5.     Market for Registrant's Common Equity and Related Shareholder
            Matters........................................................  41

Item 6.     Selected Financial Data........................................  42

Item 7.     Management's Discussion and Analysis of Financial Condition
            and Results of Operations......................................  44

Item 7A.    Quantitative and Qualitative Disclosures about Market Risks....  66

Item 8.     Financial Statements...........................................  68

Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure....................................... 101

PART III.

Item 10.    Directors and Officers of the Registrant....................... 101

Item 11.    Executive Compensation......................................... 101

Item 12.    Security Ownership of Certain Beneficial Owners and
            Management..................................................... 101

Item 13.    Certain Relationships and Related Transactions................. 101

Item 14.    Exhibits, Financial Statement Schedules and Reports on
            Form 8-K....................................................... 101

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

     NCRIC Group was organized in December 1998 in connection with the reorganization of National Capital Reciprocal Insurance Company into a mutual holding company structure (the "Reorganization"). NCRIC, A Mutual Holding Company owns all of the outstanding shares of NCRIC Holdings, Inc., which prior to July 29, 1999, owned all of the outstanding shares of NCRIC Group. Effective July 29, 1999, NCRIC Group completed a public offering (the "Stock Offering") and issued 2,220,000 shares of the common stock, to NCRIC Holdings, Inc. and 1,480,000 shares of the common stock in a subscription and community offering at a price of $7.00 per share.

     NCRIC Group owns all of the outstanding shares of NCRIC, Inc. and NCRIC MSO. The following chart illustrates the organizational structure pursuant to which the Company operates.

            --------------------------------------
                NCRIC, A Mutual Holding Company
            --------------------------------------
                              |
              100% of Shares  |
                              |
            --------------------------------------
                     NCRIC Holdings, Inc.
            --------------------------------------
                              |
               60% of Shares  |
                              |
            --------------------------------------                --------------
                       NCRIC Group, Inc.            40% of Shares     Public
                                                    -------------  Stockholders
            --------------------------------------                --------------
                              |
              100% of Shares  |  100% of Shares
                              |
            --------------------------------------
            |                                    |
            |                                    |
------------------------             ------------------------
      NCRIC, Inc.                     NCRIC MSO, Inc d/b/a
                                      HealthCare Consulting
------------------------             ------------------------
            |                                    |
            |                                    |
------------------------             ------------------------
      Subsidiaries                         Subsidiaries
------------------------             ------------------------

     District of Columbia law provides that NCRIC, A Mutual Holding Company must at all times own, directly or indirectly, a majority of the outstanding voting stock of NCRIC, Inc.

     NCRIC is the leading provider of medical professional liability insurance in the District of Columbia, based on direct premiums written in 1999. Medical professional liability insurance insures the physician against liabilities arising from the rendering of, or failure to render, professional medical services. NCRIC is one of the leading providers of practice management and financial services to physicians in Virginia and North Carolina. In January 1999, NCRIC expanded its operations through the acquisition of HealthCare Consulting, Inc., a physician practice management company, its affiliate, HCI Ventures, LLC, a provider of capital and financial services to management services organizations, and of Employee Benefits Services, Inc., a provider of employee benefits services, owned by the stockholders of HealthCare Consulting.

     Net proceeds received by NCRIC in the Stock Offering were $8.4 million. In connection with the Stock Offering, NCRIC loaned $1,036,000 to the Employee Stock Ownership Plan, ESOP, and $518,000 to the stock award plan. The loans from NCRIC enabled the ESOP to purchase 148,000 shares of NCRIC's common stock, and the stock award plan to purchase 74,000 shares of NCRIC's common stock. Of the net proceeds, $5.1 million were used to repay indebtedness incurred through the acquisition of HealthCare Consulting.

Medical professional liability insurance

     NCRIC, Inc. is a medical professional liability insurance company servicing healthcare providers in the District of Columbia and Maryland. NCRIC, Inc.'s wholly-owned subsidiary, Commonwealth Medical Liability Insurance Company, CML, sells medical professional liability insurance to healthcare providers in Virginia, Maryland, West Virginia, and Delaware. CML's policies closely resemble NCRIC's policies except that insureds of CML do not become members of NCRIC, A Mutual Holding Company.

     Created by District of Columbia physicians in 1980 when medical professional liability insurance was either unavailable or prohibitively expensive, NCRIC has provided high quality insurance products to its insureds in the District of Columbia, a legal jurisdiction which has rejected tort reform and has the highest cumulative average medical professional liability jury awards of any jurisdiction in the United States. NCRIC's success rests, among other factors, on its ability to successfully litigate claims, reduce its insured's loss exposure through effective risk management and provide its insureds with individualized service. Recognizing the value of NCRIC's insurance products, 96% of NCRIC's insureds renewed their policies in 2000. NCRIC believes that it successfully managed the medical professional liability insurance crisis of the early 1980's and has prospered since through a combination of physician governance and professional management expertise. As of December 31, 2000, the insurance companies had 32 employees.

     Over the past four years, NCRIC has distributed a customer satisfaction survey. In 2000, 93% of those responding indicated that they were "always pleased" or "almost always pleased" with NCRIC's service, which is comparable to 1999's rating of 94%.

     According to A.M. Best Company, in 1999, 54% of the direct premiums written for physician and hospital professional liability insurance in the District of Columbia were written by NCRIC. In addition, during the year ended December 31, 2000, NCRIC generated 20% of its premiums in Maryland and Virginia. NCRIC's market share is less than 3% in each of these markets. As of December 31, 2000, NCRIC had approximately

1,800 medical professional liability policies outstanding in all of its markets. The majority of NCRIC's premiums are generated from individual and small-group practices, but it also has risk sharing programs with groups of physicians sponsored by metropolitan Washington, D.C. area hospitals. NCRIC markets its products directly to its physician clients. NCRIC also markets its products through independent brokers and agents who produced 59% of new premiums in 2000 as compared to 43% in 1999.

     Medical professional liability insurance insures the physician or other healthcare provider against liabilities arising from the rendering of, or failure to render, professional medical services. NCRIC's policies are written on a claims-made basis and include legal defense against asserted professional liability claims.

     NCRIC's direct insurance premiums written were $22.7 million, $21.4 million, and $19.2 million for the years ended December 31, 2000, 1999 and 1998, respectively. The historic results of operations may not be indicative of future operations. The operating results of medical professional liability insurers are subject to significant fluctuation, which can result in net losses due to a number of factors, including:

     o    adverse claims experience;

     o    judicial trends;

     o    changes in the investment and interest rate environment; and

     o    general economic conditions.

     NCRIC believes it can best leverage its strengths and appeal to customers by maintaining conservatism in its financial accounts. In line with this philosophy, as of December 31, 2000, NCRIC has established, on a gross basis, $81.1 million in loss reserves. NCRIC's conservative estimation of loss reserves is demonstrated by its favorable loss developments in each year since 1990.
These favorable loss developments have contributed significantly to NCRIC's reported earnings. While NCRIC believes that its loss reserves are adequate, there is ultimately no guarantee that reserve levels will be adequate as losses develop.

Practice management and financial services

     NCRIC believes that its practice management and financial services business diversifies its operations while solidifying the already strong relationship NCRIC has with its existing insureds. As NCRIC successfully diversifies into practice management and financial services, its goal is to increase its profits and provide an additional market for its core insurance products. NCRIC MSO was established in 1997 as NCRIC's vehicle to provide practice management and financial services to physicians. NCRIC's business strategy is to develop a range of practice management services which will give physicians the management expertise they need to conduct their practices without requiring them to relinquish ownership or control of their practices. NCRIC intends to be a partner that physicians can rely on to understand their problems and who has the foresight to develop services to fit their needs. In order to substantially accelerate its entry into the practice management, financial services and employee benefits markets, NCRIC acquired HealthCare Consulting, HCI Ventures and Employee Benefits Services. Since the acquisition, NCRIC MSO has been doing business as HealthCare Consulting.

Other NCRIC Group subsidiaries

     In addition to NCRIC,  Inc.,  CML,  and NCRIC MSO  operations,  NCRIC has a
reinsurance   brokerage  operation,   an  insurance  agency,  and  a  physicians
organization.

     National Capital Insurance Brokerage, Ltd., a wholly-owned subsidiary of NCRIC, Inc., was formed in 1984 to serve as NCRIC's domestic reinsurance broker. National Capital Insurance Brokerage, Ltd. has retained commission income that would otherwise have been paid to outside reinsurance brokers. This income has been used by NCRIC to offset other operating expenses. National Capital
Insurance Brokerage has also played a critical role in restructuring NCRIC's reinsurance program to provide effective and comprehensive reinsurance coverage without reducing NCRIC's profitability.

     NCRIC Insurance Agency, a wholly-owned subsidiary of NCRIC, Inc. formed in 1989, offers life, health and disability insurance as well as property and casualty insurance products. NCRIC Insurance Agency had commission income of $80,312 in 2000 compared to $71,051 in 1999 and $81,573 in 1998. NCRIC Insurance
Agency offers its products in the same markets as NCRIC. As an insurance agent, NCRIC Insurance Agency receives commissions for business it places for insurance companies it represents. NCRIC Insurance Agency markets insurance products not underwritten by NCRIC. This permits NCRIC's core insureds to obtain a wider range of insurance products through NCRIC.

     NCRIC Physicians Organization, Inc., organized in 1994, a wholly-owned subsidiary of NCRIC MSO, manages a coalition of physicians which is organized to contract with managed care payers as an exclusive healthcare provider network. Approximately one-half of NCRIC Physicians Organization's members are insureds of NCRIC. NCRIC Physicians Organization ended all of its contracts in 1999 and formed an agreement with American Medical Security, AMS, to provide its network to a developing PPO health plan by AMS for the Washington, D.C. metropolitan area. NCRIC Physicians Organization reached a settlement with AMS, effective October 1, 1999, that will provide NCRIC Physicians Organization with $6,000 per month over a five year period. The monthly fee of $6,000 is reduced by $0.75 for each subscriber who enrolls in the network plan.

Current Business Environment

The physicians served by NCRIC continue to face new challenges in the three critical areas that underpin our healthcare system: cost, quality and delivery. NCRIC has strived to create a financial services organization that will assist physicians in each of these critical areas and to be adaptive to provide new services and products that will meet changing cost, quality and delivery issues within a physician's practice and the provider community.

Cost

The cost of health care has seen a sharp rise through 2000 and into 2001. Managed care rose in power and dominance in the 1990s by trying to limit access to health care resources under fixed payment reimbursements to the providers of the resources, principally physicians. Large commercial payers and the federal government tightened restrictions on service utilization and lowered payment levels in an effort to gain control over costs. These methods have shown to be largely a failure at cost control and have disenfranchised both the providers and consumers of healthcare. Physicians face these cost issues daily both through the frustration of dissatisfied patients and through their own concerns as to the limitations placed by health plans on the access to care needed by their patients. The restrictions increase the possibility of patient litigation and lead to fiscal stress for the physician's practice.

NCRIC stands ready to assist physicians in their struggle with the health care cost environment in both its malpractice insurance and practice management operations. NCRIC has seen a rise in the cost of malpractice insurance through an increase in the cost of losses, both the indemnity portion and litigation expense, and has taken steps to better protect its insured physicians by judiciously adjusting the rates to reflect the underlying costs for the insurance protection. While this may increase the price to physicians, it alleviates the risk to the medical practice of facing a sizeable rate increase, or worse, a carrier with insufficient rates which ultimately leaves the physician with no malpractice coverage at all. NCRIC continues to develop new risk structures to better assist physicians with loss control and risk assumption. Equally, NCRIC continues to assist physician practices with management services to negotiate better contracts with payers, assess which contracts provide a physician with fair reimbursement, and provide cost control and revenue generation strategies for their practice.

Last year NCRIC began providing full evaluations of contracts and often removing our physicians from managed care contracts when they were detrimental to the cost of delivery. Additionally to protect NCRIC's assets and provide the highest level of service at the appropriate cost, in 2001 rates were increased throughout our licensed jurisdictions.

Quality

Quality is a dominating influence for patients and for the reputation and provision of service by physicians. It works hand in hand with cost, for it is difficult in the health care industry to provide high quality health care at a cheap rate. Managed care in the 1990's impacted the level of quality of the services delivered. The strict controls of resource utilization and referral for services forced physicians into an unmanageable situation in an era of "managed care" and often tied their hands to deliver the quality of care they are trained to deliver. Occurring in tandem with managed care during the 1990's was the rise of national publicly traded physician practice management companies (PPMCs). The physician community is littered with the fallout from the self-destruction of these companies and their inability to add value and quality to physician practices.

NCRIC is in a position to offer to physicians, including those who have disengaged from the PPMCs and other ownership models that proved unsuccessful, a management structure that allows the physician to focus on the delivery of quality healthcare while NCRIC focuses on improving their business practices. NCRIC has also improved its position to assist its insured physicians with risk management education and practices that focus on improving patient communication and relationships to improve their quality of service while reducing the likelihood of litigation.

NCRIC has developed new programs, services and insurance coverages to meet changing regulatory requirements such as the Health Insurance Portability Protection Act (HIPPA) and new Medicare/Medicaid Fraud and Abuse regulations in order to increase the level of assurance and quality provided by a physician. NCRIC has begun this by implementing its PracticeGard policy and compliance planning services. Additionally, to help physicians readily with quality education, NCRIC has increased access to its services by utilizing its Web site for risk management education, discussion groups for NCRIC's management consultants and requests for services from its insureds and management clients.

Delivery

The dissolution of public PPMCs disrupted many physician practices from continuing the delivery of care in the manner by which they had been reorganized by PPMCs, nor could they readily revert to their former practice course of delivery, i.e., "pre-PPMC". The PPMC model had created a drain on revenue from the payment of high management fees and promise of wealth through ownership in a publicly traded company. As noted above in Cost and Quality, the effect of managed care interrupted the appropriate delivery of care through its stringent control over referrals of patients, allowable charges for services and utilization of necessary resources.

NCRIC believes that its model of providing critical management and business services has worked well for those physicians who needed to re-establish their practices after the fallout of being owned or managed by a PPMC. NCRIC deems it to be critical to provide fundamental practice management services, without having ownership in the physician's practice. This allows the physician to provide the necessary delivery of care and services without being jeopardized by other ownership interests. NCRIC also understands that it is critical to help physicians improve the delivery of care from a malpractice risk perspective by proactively providing necessary loss and risk information related to new clinical services and rising issues of existing services. This provides the physician with the necessary information and the ability to deliver care in a manner that provides appropriate consent for the patient, while improving communication of the risks of such services. NCRIC also believes that its risk sharing arrangements in partnerships with hospitals and physicians provides a covenant of improved risk information among all providers that reduces the risk associated with the delivery of those clinical services that NCRIC has helped organize and manage risk for the providers.

NCRIC has initiated products and services to help the physician improve the delivery of their services. Primarily NCRIC began a new service product, Alliance Risk Management Service, that enjoins it with physicians and hospitals to evaluate providers' risks of malpractice and develop benchmarks and risk management methods for risk reduction and prevention of malpractice. Further, NCRIC has transitioned several individual practitioners into private practice from PPMCs, which has allowed these physicians to reconstruct their delivery of care into a model that allows for the quality of care at the high level they desire to provide. Additionally, NCRIC has assisted several large groups in 2000 in renegotiating their payer contracts with more favorable terms. This has reduced the burden of managed care for the practice and opened access by the patient to the physician.

NCRIC remains focused on developing and providing needed services to the physician and provider community that address the issue of cost, improves the quality of services and eases the access for better delivery of care. NCRIC believes the above shows how it has begun addressing current and forward-looking issues through the development of new products and services, while maintaining and building on the core strength of its current companies.

Our vision

     NCRIC intends to become a healthcare financial services organization which provides individual physicians and groups of physicians and other healthcare providers with economical, high-quality medical professional liability insurance and the practice management and financial services necessary for them to succeed in the current healthcare environment. NCRIC believes that it is well positioned to accomplish these goals because it has a loyal policyholder and management client base to build upon.

     The direct channels of distribution and the strong retention of clients by NCRIC will assist it in cross-selling its expanded range of services and products. NCRIC's insurance operations will sell its medical professional liability products and services to some of its management and financial services approximately 1,100 physician clients. Since the HealthCare Consulting acquisition closed on January 4, 1999, NCRIC has sold 58 medical malpractice insurance policies to clients of HealthCare Consulting which, in turn, provides services to 21 NCRIC physicians through its D.C. operations. In addition, a full range of practice management and financial services is being marketed to the community at large, and a dedicated marketing team has been deployed in the D.C. market.

     The HealthCare Consulting acquisition will also permit NCRIC to provide practice management and employee benefit services to its approximately 2,000 insureds. In 2000, NCRIC's practice management revenue from its insured physicians was approximately $365,000. Altogether in 2000 NCRIC provided products and services to approximately 3,100 physicians, up from approximately 2,600 physicians in 1999.

Core Insurance Products

     NCRIC underwrites medical professional, office premises, and medical billings, errors, and omissions liability policy risks for physicians, physician medical groups and clinics, and other providers in the healthcare industry. NCRIC currently issues policies on a claims-made basis. Claims-made policies provide coverage to the policyholder for claims occurring and reported during the period of coverage. NCRIC also offers prior acts insurance coverage to new insureds, subject to the new insureds' meeting NCRIC's underwriting criteria. This coverage extends the effective date of claims-made policies to designated periods prior to the physician's becoming an insured of NCRIC. Insureds are insured continuously while their claims-made policy is in force.

     Physician and medical group liability. NCRIC offers separate policy forms for physicians who are solo practitioners and for those who practice as part of a medical group or clinic. The policy issued to solo practitioners includes coverage for professional liability that arises in the medical practice and also for a number of "premises" liabilities that may arise in the non-professional operations of the medical practice, such as slip and fall accidents. The professional liability insurance for solo practitioners and for medical groups provides protection against the legal liability of the insureds for injury caused by or as a result of the performance of patient treatment, failure to treat and failure to diagnose and related types of malpractice.

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

     Reporting endorsements. Reporting endorsements are offered for physicians terminating their policies with NCRIC. This coverage extends the period indefinitely for reporting future claims resulting from incidents occurring while a claims-made policy was in effect. The price of the reporting endorsement coverage is based on the length of time the insured has been covered by NCRIC. NCRIC provides reporting endorsement coverage at no additional cost for insured physicians who die or who become disabled so that they cannot practice their specialty during the coverage period of the policy and to those who have been insured by NCRIC for at least three consecutive years, attain the age of 60 and retire completely from the practice of medicine.

     PracticeGard. NCRIC has established a limited defense reimbursement benefit of up to $25,000 for proceedings by governmental disciplinary boards. NCRIC provides this coverage to its insureds automatically without a surcharge. PracticeGard provides legal counsel to defend licensure actions brought by the District of Columbia or a State Medical Licensing Board, actions involving medical staff credentialing committees, actions to remove physicians from participation in a managed care plan and actions to limit participation in government programs like Medicare and Medicaid.

     PracticeGard Plus. In 1999, NCRIC began providing PracticeGard Plus, offering to physicians and hospitals coverage for Medicare and Medicaid billings errors and omissions liability. This coverage provides up to $1 million in limits, inclusive of the cost of civil defense, penalties and fines but provides no coverage should a physician or hospital be found criminally liable. Coverage is provided under a separate claims made policy and can be extended to three years of prior acts coverage.

     Program for physicians who do not meet usual underwriting standards. NCRIC also has a program for physicians who do not meet some of NCRIC's usual underwriting standards. NCRIC carefully evaluates the additional risk it assumes when it insures these physicians. A surcharge is applied to the premiums of these physicians to compensate NCRIC for the higher level of risk it is assuming. NCRIC monitors the activities of these insureds more closely than those of its other insureds and attempts to rehabilitate these insureds through risk management training. This program was not a significant source of revenue in 2000.

     Direct premiums. The following table summarizes NCRIC's physician and medical group professional liability direct annual premiums under policies in effect as of February 16, 2001.

                                                                  Direct Premiums     Percentage
Group Size                                                            Written          of Total
----------                                                        ---------------      --------
                                                                   (in thousands)
Solo practitioner physicians...............................          $  11,476            44%
Groups with two physicians.................................              1,826             7
Groups with three or more physicians.......................              7,796            30
Sponsored programs, including risk sharing.................              4,808            19
                                                                     ---------           ----

        Total..............................................          $  25,906           100%
                                                                     =========           ====

     Occurrence basis policies. Until July 1, 1986, NCRIC issued policies on an occurrence basis. Occurrence policies provide coverage to the policyholder for all losses incurred during the policy year regardless of when the claims are reported. As of December 31, 2000, NCRIC has loss and LAE reserves in the amount of $5.9 million in connection with its potential liability under occurrence policies.

Maintenance and expansion of core insurance products

     NCRIC's future success rests on its ability to ensure that its core insurance products continue to meet the needs of existing insureds and other healthcare providers. Growth and retention of NCRIC's core insurance business will be sought through expanding NCRIC's relationships with larger groups of physicians, broadening its geographical boundaries and enhancing its distribution systems. NCRIC will also continue developing appropriate risk financing vehicles for larger groups. The key elements of NCRIC's strategy to compete effectively and create profitable long-term growth for its core insurance products are the following:

     Maintain its strong franchise or close relationship with area medical communities. National Capital Reciprocal Insurance Company was founded in 1980 with the strong support of the Medical Society of the District of Columbia and the District of Columbia's physicians. NCRIC maintains the exclusive endorsement of the Medical Society of the District of Columbia, as well as that of the Virginia-based Arlington County Medical Society. NCRIC's endorsement agreement with the Medical Society of the District of Columbia requires NCRIC, A Mutual Holding Company to reserve a seat on its board of directors for an individual nominated by the Medical Society of the District of Columbia. NCRIC also maintains a good working relationship with and is a recommended carrier of the Medical Society of Virginia.

     NCRIC continues to maintain a target of at least a 95% annual retention rate for its core insurance business. The articles of incorporation of NCRIC, A Mutual Holding Company require that at least two-thirds of the members of their respective boards of directors be physicians. This direct involvement of physicians enables NCRIC to better understand medical practice patterns, claims, customer needs and other relevant matters. It also maintains NCRIC's strong ties with the physician community.

     Growth through geographic expansions and increased distribution channels. NCRIC intends to build on its strong franchise in the District of Columbia area and its recent growth in Virginia and Maryland to expand into adjoining states. According to A.M. Best Company, in 1999 the states in which NCRIC is currently licensed produced $290 million in medical professional liability direct premiums written. NCRIC is also pursuing potential expansion opportunities in other Mid-Atlantic states. If NCRIC expands into areas where it is inexperienced, it will have to attract and retain qualified personnel. Competition for qualified personnel may be intense and NCRIC may be unable to attract and retain qualified persons.

     NCRIC must continue to expand and support its brokers and agents in its new markets and for its new products. Its direct distribution in the District of Columbia area has held down expenses and provided close ties to its insureds. Direct distribution provided 92% of NCRIC's renewal premiums in 2000. However, new growth has largely come from its appointed agent and broker distribution channel. Of premiums written with new insureds, 41% were through direct distribution and 59% through brokers and independent agents. NCRIC believes it can further increase new business through greater use of brokers and independent agents, both in connection with geographic expansion and in marketing to larger healthcare providers. This will increase NCRIC's dependence on insurance brokers and other intermediaries. There is also a possibility that brokers and other intermediaries will be unwilling to offer NCRIC's products or that they will only do so if NCRIC contractually agrees not to directly market NCRIC's policies to clients of the insurance broker.

     Enhance current insurance product offerings with new coverages to increase sales and strengthen ties with physicians. NCRIC has developed other insurance products in addition to its core medical professional liability insurance offerings. These products include comprehensive premises liability coverage for medical offices and NCRIC PracticeGard Plus. PracticeGard Plus is designed to protect  physicians  from  costly  civil  fees  and  penalties  related  to  the government's new regulations regarding billing coding and compliance. Additionally, NCRIC has developed a new program, CompliancePlus, which couples its insurance product with needed compliance and educational services. The CompliancePlus package consists of (a) Compliance Advantage, a comprehensive, Internet-based risk evaluation tool, which serves as a primary source for information on billing compliance; (b) CompliancePlus Office Program, a survey and written plan which outlines areas of risk that may need special interest or attention both now and in the future; and (c) PracticeGard Plus, a billings errors and omissions insurance product that provides defense and indemnity coverage for attorney costs as well as civil fines and penalties brought under compliance violations enforced by Medicare and Medicaid agencies.

     Captive insurance subsidiary as new expansion. NCRIC has filed under new D.C. legislation for the establishment of a captive insurance company subsidiary to meet the needs of larger healthcare provider risks that desire to retain a part of their own risk with reinsurance protection. It also plans to establish and provide administration and management services to other captive organizations that license in D.C., and, where appropriate, provide reinsurance on the captive risks.

     Growth through strategic acquisitions. NCRIC believes that consolidation will continue in the medical professional liability insurance industry. This may give rise to opportunities for NCRIC to make strategic acquisitions to expand its business, product offerings and geographic scope. As a result of the reorganization, NCRIC is better positioned to make acquisitions, since it has greater access to capital and can issue stock in connection with an acquisition. In addition, NCRIC intends to diversify into other healthcare-related enterprises through strategic acquisitions such as the HealthCare Consulting acquisition. NCRIC may be unable to acquire other medical professional liability insurers or other physician practice management companies. An unsuccessful or poorly performing acquisition could have a material adverse effect on NCRIC's business or financial results.

     Maintain conservative balance sheet and strong ratings. Management believes that existing and prospective clients evaluate, among other factors, the financial strength of NCRIC in any decision regarding the purchase of medical liability coverage.

     Use legal and risk management expertise to vigorously reduce loss costs. NCRIC's experience with, commitment to and focus on medical professional liability insurance for over 20 years has allowed it to develop strong knowledge of the local healthcare and legal environments and to build an extensive database of medical professional liability claims experience. NCRIC uses this expertise to select and price risks, to provide risk management services to prevent or reduce the severity of losses and to aggressively defend against unjustified claims or excessive settlement demands.

Practice Management Services

     On January 4, 1999, NCRIC Group acquired all of the outstanding shares of HealthCare Consulting, Inc. and all of the outstanding membership interests of HealthCare Consulting's affiliate, HCI Ventures. NCRIC Group also purchased all of the assets of Employee Benefits Services, an employee benefits company formed by the three stockholders of HealthCare Consulting. NCRIC Group assumed all of the liabilities of HealthCare Consulting, HCI Ventures and those relating to the assets of Employee Benefits Services. HealthCare Consulting has been merged into NCRIC MSO, and HCI Ventures has become a wholly-owned subsidiary of NCRIC MSO. HealthCare Consulting and Employee Benefits Services continue to operate as divisions of NCRIC MSO. The HealthCare Consulting acquisition has greatly enhanced NCRIC's ability to provide practice management services, employee benefit services and financial services to physicians in the Washington, D.C. metropolitan area and throughout the Mid-Atlantic region.

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

HealthCare Consulting has offices in Lynchburg, Virginia; Richmond, Virginia; Fredericksburg, Virginia; Washington, D.C.; and Greensboro, North Carolina. HealthCare Consulting has been doing business in Greensboro, North Carolina since September 1, 1993. It offers the same services in Greensboro as in its other locations. HealthCare Consulting's Greensboro operations accounted for approximately 16% of its 2000 revenues. As of December 31, 2000, HealthCare Consulting had approximately 43 employees, of whom 12 served as practice management consultants.

The following table indicates the sources of HealthCare Consulting's revenues during the past three calendar years:

                                                2000         1999        1998
                                                ----         ----        ----
 Practice management......................      52.4%        46.2%       48.9%
 Accounting...............................      31.3         35.8        32.1
 Tax & personal financial planning........      12.7         13.0        13.2
 Other....................................       3.6          5.0         5.8
                                                ----         ----        ----
 Total....................................       100%         100%        100%
                                                ====         ====        ====

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

     Employee Benefits Services. Employee Benefits Services provides employee benefits services, plan design, plan administration and plan asset accounting to approximately 300 clients in the Mid-Atlantic region. The principal assets that NCRIC acquired from Employee Benefits Services were its established client base and the systems it had developed to service its clients. Employee Benefits Services also manages documentation and required forms filings. Over 78% of HealthCare Consulting's physician practice clients who qualify for plan administration services utilize Employee Benefits Services as their employee benefit plan administrator. While Employee Benefits Services initially provided services only to healthcare businesses, currently over 41% of its clients are non-healthcare related. As of December 31, 2000, Employee Benefits Services had eleven employees.

     The following table indicates the sources of Employee Benefits Services' revenues during the past three years:

                                                     2000       1999      1998
                                                     ----       ----      ----

Retirement Plan Accounting and Administration..       90%        91%       90%

Section 125 Administration.....................       10          9        10
                                                     ----       ----      ----
     Total.....................................      100%       100%      100%
                                                     ====       ====      ====


Maintenance and expansion of core practice management services

The growth and future success of our practice management company will be best served through increased services to existing clients, development of new services to address the changing health care environment and governmental regulations, and focusing on acquisitions that supplement and strengthen our core practice management services.

Retain existing clientele and bring additional services to strengthen our relationship. NCRIC's acquisition of HealthCare Consulting brought to NCRIC some long-standing business relationships, some of which span back to 1973. NCRIC's practice management company has experienced significant growth and, in addition to that growth, has seen the stability of providing services to satisfied clients who retain our services with them year to year. NCRIC maintains a target of retaining at least 95% of its core clientele. Throughout the year NCRIC analyzes additional services a client may need to improve their medical practice and review fee levels for appropriateness. Additional services, if accepted by the client, integrate NCRIC into the success of their practice and strengthens its relationship with these clients.

Expand through the development of new products and services that meet changing physician needs from regulations, other providers and payers. NCRIC continues to monitor the ever-changing healthcare environment for the development of needed services for physicians. NCRIC evaluates changes in state and federal regulations, hospital organizational changes, revamping reimbursement and payer requirements. These issues force physicians to redirect how they may price their services, deliver and market their services, and with whom they should have business relationships. Since the beginning of 2000, NCRIC has focused on developing needed compliance services to meet federal changes for Medicare, OSHA and CLIA and the impact these regulations have on the expenses of running a medical practice. With pending changes for health care data information NCRIC has assisted in evaluation of appropriate office technology. Also, NCRIC has assisted several large groups in disengaging from PPMCs and hospital owned relationships, resulting in a mutual benefit both for the hospital and the physicians.

Focus on services that integrate with our insurance products and can be cross-sold. NCRIC continues to focus on cross-selling all of its services across each company discipline. As an example, NCRIC has developed a new program, CompliancePlus, that bundles its PracticeGard Plus policy with its compliance planning services. A three-year service agreement is required for which the client/insured receives the insurance policy, access to an Internet-based risk evaluation tool, chart audits and a compliance plan and educational services. This product will also be offered through NCRIC's captive insurance company on a nationwide basis.

Growth through strategic acquisitions. NCRIC believes that there are many smaller organizations that provide a niche service, such as billing, or accounting, that will supplement its core base of services with additional resources and personnel. NCRIC is also able to offer target acquisitions the opportunity to expand their product offerings with a viable purchase and transition option, particularly for those nearing retirement. NCRIC may be unable to acquire other companies and a poorly performing acquisition could have an adverse effect on NCRIC's business or financial results.

Maintain fee schedules and focus on profitability of services. NCRIC believes it is critical to develop profitable services as opposed to loss leaders. On an annual basis, each account is evaluated and its resource commitment to assess if fee adjustments are appropriate. Additionally, the overall rate structure is evaluated to ensure continued profitability of NCRIC services. As a result, NCRIC may not have competitive prices for all its services.

Marketing and policyholder services

     NCRIC markets directly to its insureds through seven employees by providing marketing/sales and communications services. NCRIC markets directly to solo practitioner physicians and other prospective insureds through its relationships with medical associations, referrals by existing insureds, advertisements in medical journals, the presentation of seminars on timely topics for physicians and direct solicitation to licensed physicians. NCRIC attracts new physicians by targeting medical residents and physicians just entering medical practice. In addition, NCRIC participates as a sponsor and participant in various medical group and hospital administrators' programs, medical association and specialty society conventions and similar programs. NCRIC believes that this personal, comprehensive approach to marketing is essential to providing medical professional liability insurance, where special knowledge and experience are a prerequisite.

     NCRIC's primary marketing channel for new business is its contracted brokers and agents who in 2000 produced 59% of new premiums and 8% of renewing premiums. Healthcare providers frequently utilize agents when they purchase medical professional liability insurance. Therefore, NCRIC believes that developing its broker relationships in Virginia, Maryland, West Virginia and Delaware is important to grow its market share. NCRIC selects brokers and agents that it believes have demonstrated growth and stability in the medical professional liability insurance industry, strong sales and marketing capabilities, and expertise in selling medical professional liability insurance. Brokers and agents receive market rate commissions and other incentives averaging 9% based on the business they produce. NCRIC strives to maintain relationships with those brokers and agents who are committed to promoting NCRIC's products and are successful in producing business for NCRIC.

     NCRIC also has a policyholder services department that provides account information to all insureds and strives to maintain a close relationship with the small medical groups and solo practitioners insured by NCRIC. Each of these smaller practices has a designated client service representative who can answer most inquiries and, in other instances, can provide the insured with immediate access to the person with expertise in a particular department. For hospital based programs and large and mid-size medical groups, NCRIC has an account manager assigned to each group who heads a service team comprised of underwriting, risk management and claims management representatives, each of whom may be contacted directly by the policyholder for prompt response. NCRIC believes this approach has resulted in its high customer retention rate, year after year.

Risk management

     NCRIC provides risk management services that are designed to reduce potential loss exposures and improve medical practice. The Risk Management Committee, comprised of physicians representing various medical specialties, assists the risk management department to identify loss trends in the local and national markets. Through these efforts, NCRIC is able to present topical loss prevention programs. As NCRIC's market has expanded into Virginia and other states, the risk management department has provided services to these areas. In addition to on-site seminars, the risk management services have expanded and adapted to include home study and on-line programs, all of which carry CME accreditation. In addition, NCRIC will soon have risk management staff located in its Richmond office to provide all of the risk management services to the insureds located throughout Virginia outside of the D.C. metropolitan area.

     Many of NCRIC's claims result from a physician's failure to adequately communicate or document their medical care. NCRIC addressed these topics as well as others in its 2000 Risk Management Educational Program. The seminars "Basic Risk Management Principles" and "The Claim Process: A view from the Plaintiff, Defense and Insurance Company" dealt with documentation and communication. Medication errors have been highlighted in the national news, and NCRIC addressed the issue with its timely seminar entitled "Causes and Preventions of Medication Errors." Regulatory issues related to the Health Insurance Portability Accountability Act were addressed in "Informatics: Medicine in the Information Age." Recognizing that the physician's office staff plays a large part in helping to reduce risk and improve care rendered in the office, seminars were presented for office staffs, both in a large group setting as well as for specific offices on request. In 2000, 60% of NCRIC's insureds utilized its risk management services (seminar, office assessment, or home study course), earning continuing medical education credits as well as a policy premium discount.

     NCRIC also produces a quarterly newsletter to advise insureds of emerging risks and additional topics of interest. When immediate dissemination of information is warranted, a risk management alert is distributed. NCRIC's risk management staff is also available for consultation with insureds on an individual basis to review issues which may arise in the insured's practice. The risk management department conducts physician office visits on both voluntary and involuntary bases. Risk management reviews may be performed at the request of the underwriting or claims committees, with the review report provided to the requesting committee. NCRIC also provides office assessments for physicians on a voluntary basis, consisting of an on-site visit with a review of medical records and office practices. Feedback is given to the physician in a meeting where suggestions are made to reduce risk factors in the medical practice office.

     Risk management services also supplement NCRIC's marketing efforts. The value added services that are provided augment the claims and policyholder services NCRIC provides. NCRIC also intends to begin offering its risk management services independent of its core insurance products. Healthcare providers, such as self-insured hospitals and clinics, will be able to purchase risk management services directly from NCRIC. The risk management services will be offered through direct marketing efforts and by agents and brokers to their larger self-insured accounts.

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

     Over the last year, NCRIC significantly increased the number of its insureds in Virginia. Claims and risk management services have expanded into Virginia. Through on-site visits, interviews with local law firms, discussions with insureds and communications with NCRIC's Virginia offices, the medical and legal climates were analyzed in order to plan NCRIC's strategy for structuring claims and risk management services in Virginia. One of the claims department's most experienced staff members is relocating to NCRIC's Richmond office in early 2001 to direct the delivery of those services. This will enable NCRIC to reliably deliver its claims services and risk programs, sharing successful solutions through a team approach. Attorneys located throughout Virginia who have a successful track record in medical liability defense and share NCRIC's philosophy have been identified for defending claims against NCRIC insureds. As NCRIC expands its insurance coverage into other jurisdictions, a similar process will be utilized to ensure the delivery of quality claims and risk management services in all its markets.

     As of December 31, 2000, NCRIC had approximately 315 open cases with an average of 71 cases being handled by each claims representative. The claims representatives at NCRIC are all certified paralegals who have on average approximately 13 years of experience with NCRIC and an average of 13 years of prior experience handling medical professional liability cases. NCRIC limits the number of claims handled by each representative to approximately 70 cases. Management believes that by limiting the case loads of its claims representatives, all of its insureds who face claims will receive personalized, professional service, thus enabling claims to be thoroughly investigated, well-managed and, if they have merit, quickly resolved.

     NCRIC retains locally based attorneys specializing in medical professional liability defense to defend claims. NCRIC also obtains the services of medical experts who are leaders in their specialties and who bring integrity, credibility and expertise to the litigation process.

     NCRIC's  claims  committee  is composed of eight  physicians  from  various specialties including anesthesiology, general surgery and neurosurgery, obstetrics, internal medicine and radiology. The claims committee meets monthly to provide evaluation and guidance on claims. The multi-specialty approach of these physicians adds a unique perspective to the claims handling process in that there is an opportunity to obtain the opinions of several different specialists meeting to share their expertise and experience in the area of liability evaluation and general peer review. This service is invaluable to the claims representatives and insureds as it provides in-depth analysis of claims.

     Federal law requires that any claim payment, regardless of amount, be reported to a national practitioner data bank, which can be accessed by various state licensing and disciplinary boards, hospitals, other healthcare entities and professional societies. Thus, the physician is often placed in a difficult position of knowing that a settlement may result in the initiation of a disciplinary proceeding or some other impediment to the physician's ability to practice. The claims department staff must be able to fully evaluate considerations of settlement or trial and to communicate effectively NCRIC's recommendation to its insured. NCRIC may investigate a claim and, with the written consent of the named insured, settle any claim or suit as it deems expedient. In the event the named insured and NCRIC fail to agree that a claim or suit should be settled, either party may request a review and decision by a peer review panel selected in accordance with established NCRIC procedures.

     District of Columbia Superior Court rules impact NCRIC's claims handling, particularly in the area of claims handling expenses. The discovery period, during which the plaintiff's case must be discerned and, in conjunction with an attorney, the defense developed, generally takes place over a six- to eight-month period of intense activity, which increases claims handling expenses. The court-imposed mediation process has not proven to successfully resolve NCRIC's cases in part because the volunteer mediators are frequently plaintiffs' attorneys. Trials are being set about one to one and one-half years from the date of service of the complaint. Despite obstacles presented by the legal environment, management believes its aggressive claims handling procedures effectively assist NCRIC to reduce losses and obtain favorable results.

     Proactive approaches to reducing NCRIC's exposure and improving its favorable results include meeting regularly throughout the year with defense attorneys retained by NCRIC for coordination, discussion and presentations on all aspects of claims handling.

     Claims closed in the 36-month period from January 1998 through December 2000 resulted in 15% of cases closed with indemnity payment and 85% of cases closed with no payment. Indemnity payments during this three-year period totaled $29.3 million, with an average payment per paid claim of $305,242.

     Trial results for the 36-month period from January 1998 through December 2000 reveal that of the 63 cases tried, 37, or 59%, were won by NCRIC, 13 trials resulted in verdicts for the plaintiff, 9 ended in mistrials or hung juries, and 4 were settled. Of the 13 plaintiff verdicts, 5 awarded amounts in excess of NCRIC's $500,000 retention. Trial results for 2000 reveal that of the 16 cases tried, 5, or 31%, resulted in plaintiff verdicts, 7 cases in defense verdicts, 2 ended in mistrials or hung juries, which will need to be retried, and 2 cases were settled. Of the 5 plaintiff verdicts in 2000, no amounts were awarded in excess of NCRIC's $500,000 retention while the two cases which were settled did exceed NCRIC's $500,000 retention.

Underwriting

     NCRIC's underwriting committee consists of 12 physicians, all of whom are insureds of NCRIC. Members of the committee are not employees of NCRIC, but receive compensation for their services on the committee. In addition to the underwriting committee, NCRIC has a policyholder services department, consisting of three technicians, who are trained in underwriting, and an administrative assistant. NCRIC believes that this combination of medical professionals and insurance industry professionals gives NCRIC a competitive advantage in underwriting services. The physicians on the underwriting committee are able to assist the underwriting department's insurance professionals by applying their medical knowledge to better assess risk.

     NCRIC's policyholder services department is responsible for the evaluation of applicants for medical professional liability coverage, the issuance of policies and the establishment and implementation of underwriting standards for all of the coverages underwritten by NCRIC. The policyholder services department provides information to the underwriting committee to assist the physicians on the committee in making their decisions.

     NCRIC follows what it believes to be consistent and conservative procedures with respect to the issuance of all physician professional liability policies. Each applicant or member of an applicant medical group is required to complete and sign a detailed application that provides a personal and professional history, the type and nature of the applicant's professional practice, information relating to specific practice procedures, hospital and professional affiliations and a complete history of any prior claims and incidents. NCRIC performs its own independent verification of these matters and conducts an investigation to determine if there are any lawsuits that may not have been disclosed in the application.

     NCRIC  performs  a  continuous   process  of  reunderwriting   its  insured
physicians. Information concerning physicians with large losses, a high frequency of claims or changing or unusual practice characteristics is developed through renewal applications, claims history and risk management reports. Each year, NCRIC also sends current practice questionnaires to all of its insured physicians. These questionnaires request information similar to that submitted in connection with the physician's original application for insurance, and are designed to detect any changes in the specialty or practice characteristics of the physician that may require a higher or lower premium rate or possible non-renewal of insurance.

     The policyholder services department submits all recommendations for premium surcharges or non-renewal to the underwriting committee for a final decision. Physicians have the right to seek reconsideration of surcharges by NCRIC's board of directors, although to date, every request for reconsideration has resulted in the underwriting committee's decision being upheld. As insureds are often more comfortable discussing claims and practice issues with their peers, NCRIC has found that physician interchange with the committee is a strength of NCRIC.

Rates

     NCRIC establishes, through its management and independent actuaries, rates and rating classifications for its physician and medical group insureds based on the loss and LAE experience it has developed over the past 20 years and the loss and LAE experience for the entire medical professional liability market. NCRIC has various rating classifications based on practice location, medical specialty and other factors. NCRIC utilizes various discounts, including discounts for part-time practice, physicians just entering medical practice, claim-free insureds and risk management participation. Most discounts are designed to encourage lower risk physicians to insure with NCRIC. Total discounts granted to a policyholder cannot exceed 25% of the policyholder's premium. Effective rates equal NCRIC's base rate, less any discounts and renewal credits provided to the insured.

     NCRIC's base rates remained unchanged in 2000 and 1999, and increased 6% in 1998. In recognition of the increase in the severity of losses, NCRIC raised base premiums an average of 7.5% effective January 1, 2001. NCRIC establishes its rates based on its previous loss experience, loss expense adjustments, anticipated policyholder discounts and NCRIC's fixed and variable expenses.

     Since 1993, NCRIC, Inc. has authorized renewal premium dividend credits to physician insureds who renew their policies. Renewal credits are a premium credit on the renewal policy's premium. Renewal credits stabilize policyholder premiums and improve NCRIC, Inc.'s competitive position relative to other insurers by encouraging policyholder renewals. For accounting purposes, renewal credits are accrued in the policy year declared as a reduction of premium income. NCRIC's insureds are not automatically entitled to renewal credits and only renewing insureds receive renewal credits. NCRIC has in the past, and will in the future, consider general insurance market conditions as well as the previous years' loss and loss adjustment expenses in determining whether or not to authorize renewal credits and the amounts of any renewal credits.

     NCRIC has authorized renewal credits of the following amounts:

                          Percentage of Earned
     Year                   Renewal Premiums                  Amount
     ----                   ----------------                ----------

     2000                          10%                      $1,033,000
     1999                          10                        1,068,940
     1998                          12.5                      1,888,794
     1997                          16                        2,245,918
     1996                          10                        1,452,308
     1995                          10                        1,560,907
     1994                          10                        1,806,450

If the rising trend in severity continues, NCRIC anticipates that it will not provide a renewal premium credit for 2002 renewals.

Risk sharing arrangements

     Since its inception, NCRIC has entered into agreements for risk sharing programs for groups of physicians practicing at some hospitals in the Washington, D.C. metropolitan area. One type of risk sharing arrangement offered by NCRIC involves the initial funding of a portion of a premium being held by NCRIC to pay losses. In this type of arrangement, NCRIC receives its full gross premium, less applicable credits otherwise granted, and pays quota share losses from the amount being held; thereafter, any remaining funds are returned to the insured should a review of actual loss experience show favorable loss experience.

     Another type of risk sharing arrangement previously offered by NCRIC is one in which physicians practicing at a hospital pay lower individual premiums if the physicians in their hospital group, taken as a whole, have favorable loss experience and comply with risk management protocols. Under such a risk sharing arrangement, physicians receive an initial premium reduction or credit. At the end of the policy year covered by the premium, a review of the actual loss experience of the physician group is completed. Should the group's loss experience be unfavorable, NCRIC will require additional premium payments to offset the unfavorable losses.

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

          o    legislative activity; and

          o    other factors.

     The inherent uncertainty of establishing reserves is greater for medical professional liability insurance because lengthy periods may elapse before notice of a claim or a determination of liability. Medical professional liability insurance policies are "long tail" policies, which means that claims and expenses may be paid over a period of 10 or more years. This is longer than most property and casualty claims. As a result of these long payment periods, trends in medical professional liability policies may be slow to emerge, and NCRIC may not promptly modify its underwriting practices and change its premium rates to reflect underlying loss trends. Finally, changes in the practice of medicine and healthcare delivery, like the emergence of new, larger medical groups that do not have an established claims history, and additional claims resulting from restrictions on treatment by managed care organizations, may not be fully reflected in NCRIC's underwriting and reserving practices.

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

     Activity in the liability for unpaid losses and LAE is summarized as follows:

                                                                 Year Ended December 31,
                                                     ---------------------------------------------
                                                          2000           1999            1998
                                                          ----           ----            ----
                                                                    (in thousands)
Balance, beginning of year......................     $    84,282     $    84,595      $    72,031

   Less reinsurance recoverable on unpaid claims          25,815          24,546           17,077
                                                     ------------    ------------     ------------
Net balance.....................................          58,467          60,049           54,954
                                                     ------------    ------------     ------------

   Incurred related to:
        Current year............................           17,829          20,795           19,140
        Prior years.............................           (5,883)         (7,928)          (3,463)
                                                     ------------    ------------     ------------
            Total incurred......................           11,946          12,867           15,677
                                                     ------------    ------------     ------------

   Paid related to:
        Current year............................              917             817            1,247
        Prior years.............................           15,674          13,632            9,335
                                                     ------------    ------------     ------------

                           Total paid...........           16,591          14,449           10,582
                                                     ------------    ------------     ------------

Net balance.....................................           53,822          58,467           60,049

   Plus reinsurance recoverable on
   unpaid claims............,,,,,,,,,...........           27,312          25,815           24,546
                                                     ------------    ------------     ------------

Balance, end of year............................     $     81,134    $     84,282     $     84,595
                                                     ============    ============     ============

The amounts shown above and the reserve for unpaid losses and LAE on the chart located on the next page are presented in conformity with generally accepted accounting principles.

     The following table reflects the development of reserves for unpaid losses and LAE for the years indicated, at the end of that year and each subsequent year. The first line shows the reserves, as originally reported at the end of the stated year. Each calendar year-end reserve includes the estimated unpaid liabilities for that coverage year and for all prior coverage years. The section under the caption "Cumulative Liability Paid Through End of Year" shows the cumulative amounts paid through each subsequent year on those claims for which reserves were carried as of each specific year end. The section under the caption "Re-estimated Liability" shows the original recorded reserve as adjusted as of the end of each subsequent year to reflect the cumulative amounts paid and any other facts and circumstances discovered during each year. The line "Redundancy (deficiency)" sets forth the difference between the latest re-estimated liability and the liability as originally established. The years 1991 through 1999 are presented on a direct basis consistent with Statement of Financial Accounting Standards No. 113. The year of 1990 is presented net of reinsurance. NCRIC is unable to generate the table on a direct basis for this year because the records were maintained on a net basis.

     The table reflects the effects of all changes in amounts of prior periods. For example, if a loss determined in 1995 to be $100,000 was first reserved in 1990 at $150,000, the $50,000 favorable loss development, being the original estimate minus the actual loss, would be included in the cumulative redundancy in each of the years 1990 through 1995 shown below. This table presents development data by calendar year and does not relate the data to the year in which the claim was reported or the incident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future.

                           1990       1991      1992      1993      1994     1995      1996      1997      1998      1999
                           ----       ----      ----      ----      ----     ----      ----      ----      ----      ----
 Reserve for Unpaid
 Losses and LAE......    $32,151    $64,333   $86,727   $88,891   $77,647   $68,928  $68,101   $72,031   $84,595   $84,282

 Cumulative Liability
 Paid Through End of
 Year:
      One year later      12,561     13,094    18,103    19,786    21,667    16,084   14,916     9,667    13,865    20,813
      Two years later     18,552     27,889    35,861    39,293    34,829    27,634   22,237    21,810    32,778
      Three years later   21,605     37,247    51,163    47,348    43,237    32,409   29,135    36,310
      Four years later    25,891     47,633    56,648    51,845    45,219    34,657   39,938
      Five years later    28,387     51,482    59,473    52,984    45,682    41,578
      Six years later     29,115     52,276    60,335    53,208    51,450
      Seven years later   29,595     53,098    60,440    58,246
      Eight years later   29,939     53,193    63,395
      Nine years later    29,973     56,145
      Ten years later     30,681

 Re-estimated Liability:
      One year later      35,942     69,522    79,174    70,640    68,891    62,028   61,121    71,419    72,575   77,373
      Two years later     29,123     61,090    65,174    63,248    66,439    53,429   62,097    64,980    66,733
      Three years later   28,085     54,208    62,521    65,422    60,858    55,883   58,169    61,336
      Four years later    30,692     54,215    65,225    64,460    62,625    53,400   54,324
      Five years later    30,136     55,221    67,681    66,275    61,077    50,744
      Six years later     30,311     58,324    69,765    64,877    58,220
      Seven years later   30,999     60,908    68,415    63,514
      Eight years later   31,461     60,218    67,740
      Nine years later    31,878     59,031
      Ten years later     31,722

 Redundancy
 (deficiency)........    $   429    $ 5,302   $18,987   $25,377   $19,427   $18,184   $13,777   $10,695   $17,862  $ 6,909

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

     Although reinsurance does not discharge NCRIC from its primary liability for the full amount of its insurance policies, it contractually obligates the reinsurer to pay successful claims against NCRIC to the extent of risk ceded. NCRIC's current reinsurance program is designed to provide coverage through separate reinsurance treaties for three layers of risk.

     (1) Losses in excess of $500,000 per claim up to $1,000,000. Effective January 1, 2000, the treaty which reinsures NCRIC for losses in excess of $500,000 per claim up to $1,000,000 is a fixed rate treaty. The reinsurance premium is agreed upon as a fixed percentage of gross net earned premium income. Gross net earned premium income is NCRIC's gross premium earned net of discounts.

     For claims submitted related to 1999 and prior years, NCRIC has a swing rated treaty which reinsures NCRIC for losses in excess of $500,000 per claim, subject to an inner aggregate deductible of 5% of gross net earned premium income, up to $1,000,000. The ultimate reinsurance premium is subject to incurred losses and ranges between a minimum premium of 4% of gross net earned premium income and a maximum premium of 22.5% of gross net earned premium income. The inner aggregate deductible means that NCRIC must pay losses within the reinsurance layer until the inner aggregate deductible is satisfied. NCRIC pays a deposit premium equal to 14% of gross net earned premium income that is ultimately increased or decreased based on actual losses, subject to the minimum and maximum premium. Following are the reinsurance premium terms for the swing rated treaty for calendar years 1999, 1998, 1997 and 1996.

                                               Percentage of Gross Net Earned
                                              --------------------------------
                                                        Premium Income
                                                        --------------

                                               1999     1998     1997    1996
                                              ------   ------   ------  ------

 Deposit premium..........................     14.0%    14.0%    14.0%   14.0%
 Maximum premium..........................     22.5     22.5     22.5    30.0
 Minimum premium..........................      4.0      4.0      4.0     4.0
 Inner aggregate deductible...............      5.0      5.0      5.0    10.0

     NCRIC has recorded, based on actuarial analysis, management's best estimate of premium expense under the terms of the swing rated treaty. Each year, for the most recent treaty year, the premium has been capped at the maximum rate. NCRIC then adjusts the liability and expense as losses develop in subsequent years.

     (2) Losses up to $1,000,000 in excess of $1,000,000 per claim. NCRIC's first excess layer treaty covers losses up to $1,000,000 in excess of $1,000,000 per claim. For risks related to claims submitted January 1, 2000 and thereafter, NCRIC cedes 100% of its risks and premium under this treaty. For claims related to 1999 and prior years, NCRIC cedes 91% of its risks to the $1,000,000 excess layer treaty program and retains 9% of the risks. The premium payable by NCRIC for the $1,000,000 excess layer treaty is 91% of the premium collected from insureds for this coverage. NCRIC receives a ceding commission from the reinsurers to cover the cost associated with issuing this coverage to its insureds.

     (3) Losses up to $3,000,000 in excess of $2,000,000 per claim. The second excess layer treaty covers losses up to $3,000,000 in excess of $2,000,000 per claim. NCRIC cedes 100% of its risks to the $2,000,000 excess layer treaty program and retains none of the risks. The premium for the $2,000,000 excess layer treaty is 100% of the premium collected from insureds for this coverage. NCRIC receives a ceding commission from the reinsurers to cover the cost associated with issuing this coverage to its insureds.

     Ceding commissions, which are 15% of gross ceded reinsurance premiums in the excess layer treaties are deducted from other underwriting expenses. Ceding commissions were $357,000, $322,000 and $300,000 in 2000, 1999, and 1998.

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

                                              Through December 31, 1999      Effective January 1, 2000
                                              -------------------------      -------------------------
  Total Amount of Individual Loss              Company      Reinsurers         Company    Reinsurers
  -------------------------------              -------      ----------         -------    ----------
  $0 - $500,000..........................         100%           0%              100%          0%
  $500,000 - $1,000,000..................           4           96                 0         100
  $1,000,000 - $2,000,000................           9           91                 0         100
  $2,000,000 - $5,000,000................           0          100                 0         100

     The table does not reflect the effect of the inner aggregate deductible for treaty years through 1999.

     NCRIC may provide policy limits in excess of $5,000,000, which are reinsured through facultative reinsurance programs. Facultative reinsurance programs are reinsurance programs which are specifically designed for a particular risk not covered by NCRIC's existing reinsurance arrangements. NCRIC currently has facultative reinsurance in connection with groups of physicians who desire policy limits greater than $5,000,000.

     NCRIC determines the amount and scope of reinsurance coverage to purchase each year based upon its evaluation of the risks accepted, consultations with reinsurance consultants and a review of market conditions, including the availability and pricing of reinsurance. NCRIC's primary reinsurance treaty is placed with non-affiliated reinsurers for a three-year term with annual renegotiations. NCRIC's current three-year treaty expires January 1, 2003.

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

     The following table reflects reinsurance recoverable on paid and unpaid losses at December 31, 2000 by reinsurer:

                                                                   Reinsurance
Reinsurer                                                          Recoverable
---------                                                          -----------
                                                                  (in thousands)

Lloyd's of London syndicates.................................      $  15,576
Hannover Reinsurance.........................................          2,298
CNA Reinsurance of London Limited............................          3,199
Unionamerica Insurance.......................................          3,291
Transatlantic................................................          1,327
4 other reinsurers...........................................          1,858
                                                                   ---------
            Total............................................      $  27,549
                                                                   =========

     The effect of reinsurance on premiums written and earned for the years ended December 31, 2000, 1999, and 1998 is as follows:

                                                 Year Ended December 31,
                        -------------------------------------------------------------------------
                                  2000                     1999                     1998
                        -----------------------   ----------------------    ---------------------
                        Written        Earned     Written       Earned      Written       Earned
                        --------       ------     -------       ------      -------       ------
                                                      (in thousands)
Direct............      $ 22,727      $ 19,965    $ 21,353     $ 18,832     $ 19,214     $ 16,270
Ceded.............        (5,874)       (4,110)     (4,127)      (2,977)       3,691        4,089
                        --------      --------    --------     --------     --------     --------
Net...............      $ 16,853      $ 15,855    $ 17,226     $ 15,855     $ 22,905     $ 20,359
                        ========      ========    ========     ========     ========     ========

     In late 1999, NCRIC introduced PracticeGard Plus, which provides errors and omissions coverage on Medicare/Medicaid billing to health care providers. This coverage provides up to $1 million in indemnity and expense protection and only pays indemnity on civil fines and penalties. NCRIC reinsures 100% of this risk and receives a 15% ceding commission. NCRIC intends to evaluate its level of risk acceptance based on how losses develop in the future. Since this coverage protects a new risk based on recently passed national legislation, current loss development is uncertain.

Investment portfolio

     Investment income is an important component in support of the operating results of NCRIC. NCRIC utilizes external investment managers who adhere to policies established and supervised by the Investment Committee of the Board of Directors of NCRIC, Inc. NCRIC's current investment policy has placed primary emphasis on investment grade, fixed income securities and seeks to maximize after-tax yields while minimizing portfolio credit risk. Toward achieving this goal, NCRIC's investment guidelines, which set the parameters for NCRIC's investment policy, permit investments in tax-advantaged securities such as municipal bonds and preferred stock. NCRIC's investment guidelines document is reviewed and updated annually. Effective January 1, 2000 Scudder Insurance Asset Management, SIAM, became the external investment manager for NCRIC's fixed income securities including tax advantaged preferred stocks.

     Since 1996, NCRIC and its investment manager have conducted extensive financial analyses of the investment portfolio using stochastic models to develop a risk appropriate investment portfolio given the business environment and risks relevant to NCRIC. SIAM supplements stochastic modeling with the output from their independent investment research and strategy group to develop a tailored investment approach for NCRIC. Analysis of NCRIC's capital structure and risk-bearing ability, valuation, peer comparisons, as well as proprietary and third party modeling, determine the optimal level of tax advantaged investments and provide strategy input.

     SIAM uses Dynamic Financial Analysis, DFA, a total company tool to test the company's capital structure and business plan under numerous potential future economic scenarios. The results of DFA, in the form of probability distributions on key financial statistics, allow NCRIC to make risk informed decisions on the structure of its investment portfolio as it relates to its business profile. DFA output has been especially useful in setting portfolio policy regarding average duration and optimizing potential equity exposure.

     NCRIC has classified its investments as available for sale and reports them at fair value, with unrealized gains and losses excluded from net income and reported, net of deferred taxes, as a component of stockholders' equity. During periods of rising interest rates, as experienced during 1999, the fair value of NCRIC's investment portfolio will generally decline resulting in decreases in NCRIC's stockholders' equity. Conversely, during periods of falling interest rates, the fair value of NCRIC's investment portfolio will generally increase resulting in increases in NCRIC's stockholders' equity.

     The following table sets forth the fair value and the amortized cost of the investment portfolio of NCRIC at the dates indicated.

                                                                 Gross             Gross
                                                Amortized      Unrealized        Unrealized         Fair
                                                  Cost           Gains             Losses           Value
                                               ---------       ----------        ---------       ----------
As of December 31, 2000                                              (in thousands)
U.S. Government and agencies.............      $  13,037       $      490        $     (14)      $   13,513
Corporate................................         32,301              181           (1,763)          30,719
Tax-exempt obligations...................         15,379              631                -           16,010
Asset and mortgage-backed securities.....         31,335              208             (303)          31,240
                                               ---------       ----------        ---------       ----------

                                                  92,052            1,510           (2,080)          91,482
Equity securities........................          7,121               45             (603)           6,563
                                               ---------       ----------        ---------       ----------

Total....................................      $  99,173       $    1,555        $  (2,683)      $   98,045
                                               =========       ==========        =========       ==========


As of December 31, 1999

U.S. Government and agencies.............      $  13,937       $       --        $    (716)      $   13,221
Corporate................................         27,842               25           (1,605)          26,262
Tax-exempt obligations...................         14,058               22             (289)          13,791
Asset and mortgage-backed securities.....         38,907                2           (1,246)          37,663
                                               ---------       ----------        ---------       ----------

                                                  94,744               49           (3,856)          90,937
Equity securities........................          4,691               --             (536)           4,155
                                               ---------       ----------        ---------       ----------

Total....................................      $  99,435       $       49        $  (4,392)      $   95,092
                                               =========       ==========        =========       ==========


As of December 31, 1998

U.S. Government and agencies.............      $  23,728       $    1,032        $     (16)      $   24,744
Corporate................................         18,823              704              (40)          19,487
Tax-exempt obligations...................         19,329            1,045               --           20,374
Asset and mortgage-backed securities.....         26,218              381              (69)          26,530
                                               ---------       ----------        ---------       ----------

                                                  88,098            3,162             (125)          91,135
Equity securities........................          5,195               88              (70)           5,213
                                               ---------       ----------        ---------       ----------

Total....................................      $  93,293       $    3,250        $    (195)      $   96,348
                                               =========       ==========        =========       ==========

     NCRIC's investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. NCRIC's investment policy provides that all security purchases be limited to rated securities or unrated securities approved by management on the recommendation of NCRIC's
investment   advisor.  As  of  December  31,  2000,  NCRIC  held  40  asset  and mortgage-related securities most of which had a quality of Agency/AAA. Collectively, NCRIC's mortgage-related securities had an average yield-to-maturity of approximately 6.7%. Approximately 64% of the mortgage-related securities are pass-thru securities. NCRIC does not have any interest only or principal only pass-thru securities.

     The following table contains the investment quality distribution of NCRIC's fixed maturity investments at December 31, 2000.

        Type/Ratings of Investment                            Percentage
        --------------------------                            ----------
        Treasury/Agency.................................         32%
        AAA.............................................         37
        AA..............................................          9
        A...............................................         17
        BBB.............................................          5

     The ratings set forth in the table are based on ratings assigned by Standard & Poor's Corporation and Moody's Investors Service, Inc.

     The following table sets forth information concerning the maturities of fixed maturity securities in NCRIC's investment portfolio as of December 31, 2000, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                                      At December 31, 2000
                                                       -----------------------------------------------------
                                                                                              Percentage of
                                                       Amortized Cost      Fair Value          Fair Value
                                                       --------------      ----------          ----------
                                                                         (in thousands)
Due in one year or less...........................       $    300          $     299              0.3%
Due after one year through five years.............         19,717             19,771             20.2
Due after five years through ten years............         17,203             17,456             17.8
Due after ten years...............................         23,497             22,716             23.1
                                                         --------          ---------             ----
                                                           60,717             60,242             61.4
Equity securities.................................          7,121              6,563              6.7
Asset and mortgage-backed securities..............         31,335             31,240             31.9
                                                         --------          ---------             ----

          Total...................................       $ 99,173          $  98,045              100%
                                                         ========          =========             =====

Proceeds from bond maturities, sales and redemptions of available for sale investments during the years 2000, 1999, and 1998 were $10.5 million, $66.1 million and $58.8 million, respectively. Gross gains of $16,000, $260,000 and $521,000 and gross losses of $21,000, $331,000 and $362,000 were realized on available for sale investment redemptions during 2000, 1999, and 1998, respectively.

     The average effective maturity and the average modified duration of the securities in NCRIC's fixed maturity portfolio as of December 31, 2000 and 1999, was 5.2 years and 2.8 years, respectively.

Competition

     The physician medical professional liability insurance market in the District of Columbia and NCRIC's other target geographic market areas are highly competitive. Competition is based on many factors, including the following:

     o    perceived financial strength of the insurer;

     o    A.M. Best ratings;

     o    policy pricing;

     o    policy terms and conditions; and

     o    service, reputation and experience.

NCRIC competes principally with three commercial companies, CNA Insurance Companies, Medical Protective and St. Paul Companies. Each of these companies is actively engaged in soliciting insureds in NCRIC's markets. According to A.M. Best Company, NCRIC has 54% of the District of Columbia physician and hospital professional liability market and these three companies have a combined market share of less than 25%. However, the A.M. Best Company data includes all medical professional liability insurance sold in the District of Columbia including insurance purchased by institutions like hospitals, which NCRIC does not insure, but which are insured by its principal competitors. Thus, the A.M. Best Company data does not accurately reflect NCRIC's share of the medical professional liability insurance markets in which it participates. Several medical professional liability insurers in NCRIC's markets, including its two principal competitors, offer products at lower premium rates than NCRIC. A.M. Best Company calculates that at least 25 other companies offer some type of medical professional liability insurance in each of NCRIC's markets, and more companies may enter NCRIC's markets in the future. In addition, NCRIC believes that the number of healthcare entities that insure their affiliated physicians through self-insurance may increase.

     In addition, as NCRIC expands into new states, it may face strong competition from carriers that are closely focused on narrow geographic markets. In particular, NCRIC expects to encounter strong competition from well-established insurance companies as it carries out its expansion plans in Maryland, Virginia, West Virginia and Delaware. Many of NCRIC's current and potential competitors have greater financial resources than NCRIC and may seek to acquire market share by decreasing pricing for their products below prevailing market rates. If this occurs, NCRIC's profitability will be reduced. In particular, NCRIC may be forced by competitive pressures to accept unprofitable premium rates and underwriting terms and conditions. NCRIC's competitors may also have existing relationships with insurance brokers or other distribution channels, which NCRIC may be unable to supplant.

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

Risk Factors

The concentration of NCRIC, Inc.'s business in the District of Columbia leaves it vulnerable to a decrease in the number of medical practices or an increase in damage awards in the District of Columbia

     In 2000, District of Columbia insureds accounted for approximately 80% of NCRIC, Inc.'s direct premiums written. The concentration of NCRIC, Inc.'s business in the District of Columbia means that NCRIC, Inc.'s revenues and profitability depend heavily on conditions in the District of Columbia medical community. NCRIC, Inc. is the most significant subsidiary of NCRIC Group.

If we established inadequate loss and LAE reserves, our profitability will diminish

     NCRIC reserves for losses and loss adjustment expenses or LAE are estimates of amounts needed to pay reported and unreported claims and related LAE. If NCRIC experiences greater than expected severity or frequency of claims, or both, there is a risk that currently established reserves will prove inadequate.

Indemnity payments in medical professional liability cases are rising and there is a risk that a very high jury award could be rendered against NCRIC

     We cannot predict the impact of clusters of cases, like the breast implant or "Fen-Phen" cases. Also, from time to time NCRIC has had, and may in the future have, very high jury awards rendered against it. This risk is heightened by the District of Columbia's rejection of tort reform. According to the National Practitioner Data Bank, between September 1, 1990 and December 31, 1999, the District of Columbia had the highest cumulative mean medical liability payment average in the United States at $316,958. The next closest jurisdiction is Alabama with a cumulative mean medical liability payment of $265,962 during the same period. In addition, according to the Physician Insurers Association of America 1998 Data Sharing Report cited in the August edition of A.M. Best's Review, the medical professional liability insurance industry's average claim costs increased 17% between 1996 and 1997 following a 13% increase in the previous year.

Our profitability could be adversely affected by market driven changes in the healthcare industry

     Managed care has negatively impacted physicians' ability to efficiently conduct a traditional medical practice. As a result, many physicians have joined or affiliated with managed care organizations, healthcare delivery systems or practice management organizations. The impact of managed care and tightened Medicare/Medicaid reimbursement may impact a physician's decision to continue purchasing consulting and practice management services, shifting a purchase decision from quality and value to price only. Larger healthcare systems generally retain more risk by accepting higher deductibles and self-insured retentions or form their own captive insurance companies. This consolidation has reduced the role of the individual physician and the small medical group in the medical professional liability insurance purchasing decision. In 2000, 51% of NCRIC's gross premiums came from physicians practicing alone or in groups of less than three physicians.

NCRIC may be unable to obtain affordable reinsurance from high quality reinsurers, which would increase the risk borne by NCRIC and restrict NCRIC's ability to insure larger risks

     NCRIC's ability to provide medical professional liability insurance at competitive premium rates and coverage limits on a continuing basis depends in part on its ability to secure adequate reinsurance at commercially reasonable rates. The amount and cost of NCRIC's reinsurance is governed by prevailing market conditions beyond the control of NCRIC. At times in the past, insurance industry conditions have resulted in reinsurance being either unavailable or prohibitively expensive. Reinsurance permits NCRIC to reduce its net liability on individual risks and to protect itself against large losses. The reinsurance program automatically passes on the risks insured by NCRIC in excess of NCRIC's retention and quota share participation, up to the maximum reinsurance policy limit offered.

     While NCRIC seeks to obtain reinsurance with coverage limits that it believes are appropriate for the risk exposures it assumes, there is a risk that losses experienced by NCRIC will not be within the coverage limits of its reinsurance.

     NCRIC is also subject to credit risk because reinsurance does not relieve NCRIC of its obligation to pay claims to its insureds for the risks ceded to reinsurers. A significant reinsurer's inability or refusal to make payment under reinsurance terms could have a material adverse effect on NCRIC.

We may purchase less reinsurance and retain more risk ourselves which will increase our exposure to larger losses

     We may reduce our insurance costs by retaining more risk ourselves. This means that NCRIC would assume the risk of individual losses up to an increased maximum exposure amount. Any decrease in reinsurance will increase the amount NCRIC pays for losses.

We may be unable to sell our products to doctors outside of the District of Columbia metropolitan region or expand our sales to dentists because we have not had significant sales to either group in the past

     Expansion and diversification of our product lines will require adequate capital, marketing success and the ability to set profitable rates and comply with applicable regulatory requirements. We may be unable to accomplish any or all of these requirements. NCRIC's current new policy initiatives include selling professional liability and office and equipment insurance policies to dentists. NCRIC has not had a significant presence in the dental insurance market in the past and may be unable to break into it in the future. NCRIC has recently obtained licenses to sell medical professional liability insurance in West Virginia and Delaware. There is a risk that NCRIC will be unable to penetrate the West Virginia and Delaware markets.

     There is also a risk that the cross-selling activity of our practice management and insurance services by non-traditional channels of distribution (i.e., practice management consultants marketing medical malpractice insurance and malpractice underwriters marketing practice management services) will be thwarted by the incumbent underwriters and management service company.

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

Public stockholders will not be able to determine matters submitted for stockholder approval, including whether fundamental corporate changes will be made

     NCRIC, A Mutual Holding Company possesses voting control of NCRIC Group. Minority stockholders will not be able to control the election of directors or other matters, including whether NCRIC, A Mutual Holding Company will fully demutualize or whether NCRIC Group will be merged into another entity.

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

     Regulation of NCRIC, A Mutual Holding Company after the reorganization. District of Columbia law provides that NCRIC, A Mutual Holding Company must at all times own, directly or indirectly, a majority of the outstanding voting stock of NCRIC, Inc. At least two-thirds of the members of the boards of directors of NCRIC, A Mutual Holding Company and NCRIC must at all times be policyholders of NCRIC, Inc. NCRIC may not, without approval of the Commissioner of Insurance and Securities, by way of an acquisition or investment in a subsidiary, or otherwise, diversify out of the healthcare and insurance fields.

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

     Conversion of NCRIC, A Mutual Holding Company to the stock form of organization. District of Columbia law provides that NCRIC, A Mutual Holding Company may fully demutualize, which is a conversion from a mutual holding company form of organization to a stock form of organization. NCRIC, A Mutual Holding Company's Board of Directors has no current plan to undertake a full demutalization. If a full demutualization does not occur, then NCRIC Group will always be controlled by NCRIC, A Mutual Holding Company, its majority stockholder.

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

     Under legislation approved by the Council of the District of Columbia, prior to the implementation of a proposed full demutualization, a tender offer for more than 50% of the outstanding shares of the corporation is prohibited unless approved by the Commissioner of Insurance and Securities.

     Governance of NCRIC. An order of the District of Columbia Commissioner of Insurance and Securities requires that at least two-thirds of the members of NCRIC, A Mutual Holding Company's board of directors be NCRIC, Inc. policyholders. Currently, there are three non-policyholders on NCRIC, A Mutual Holding Company's 18-member board of directors. In addition, 9 of 13 members of NCRIC Group's, board of directors are currently policyholders of NCRIC, Inc. As the number of non-policyholders on NCRIC's various boards of directors is limited, there is a risk that if the interests of policyholders and stockholders conflict, the interests of policyholders will prevail to the detriment of stockholders.

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

     As part of a holding company system, NCRIC, A Mutual Holding Company, NCRIC Holdings, Inc., NCRIC Group and NCRIC, Inc. are subject to the DC Holding Company System Act of 1933, D.C. Law 10-44. NCRIC, Inc., as the parent of Commonwealth Medical Liability Insurance Company, is also subject to Title 38 of the Virginia Code, which includes in Chapter 13 provisions regarding insurance holding companies. The Holding Company Acts require NCRIC, A Mutual Holding Company to file information periodically with the Department of Insurance and Securities Regulation and Virginia
regulatory authorities, including information relating to its capital structure, ownership, financial condition and general business operations. Some transactions between an insurance company and its affiliates, including sales, loans or investments that are deemed "material" require prior approval by the District of Columbia or Virginia insurance regulators, as applicable. In the District of Columbia, transactions by an insurance company with affiliates involving loans, sales, purchases, exchanges, extensions of credit, investments, guarantees or other contingent obligations, which within any 12-month period aggregate at least 3% of the insurance company's admitted assets or 25% of its surplus, whichever is greater, require prior approval. Prior approval is also required for all management agreements, service contracts and cost-sharing arrangements between an insurance company and its affiliates. Some reinsurance agreements or modifications also require prior approval.

     The Holding Company Acts also provide that the acquisition or change of "control" of a domestic insurance company or of any person or entity that controls an insurance company cannot be consummated without prior regulatory approval. The Holding Company Acts also effectively restrict NCRIC from consummating significant reorganizations or mergers without prior regulatory approval.

     Regulation of dividends from insurance subsidiaries. The DC Holding Company Act limits the ability of NCRIC, Inc. to pay dividends. Without prior notice to and approval of the Commissioner of Insurance and Securities, NCRIC, Inc. may not declare or pay an extraordinary dividend, which is defined as any dividend or distribution of cash or other property whose fair market value, together with other dividends or distributions made, within the preceding 12 months exceeds the lesser of (1) 10% of NCRIC, Inc.'s statutory surplus as of the preceding December 31, or (2) NCRIC, Inc.'s statutory net income excluding realized capital gains, for the 12-month period ending the preceding December 31, but does not include pro rata distributions of any class of NCRIC's own securities. In calculating net income under the test, NCRIC, Inc. may carry forward net income, excluding realized capital gains, from the previous two calendar years that has not been paid out as dividends. District of Columbia law gives the Commissioner of Insurance and Securities broad discretion to disapprove dividends even if the dividends are within the above-described limits. Based on this limitation and 2000 results, NCRIC, Inc. would be able to pay approximately $3.0 million in dividends to NCRIC in 2001 under the stated formula. Commonwealth Medical Liability Insurance Company's dividend restrictions are similar to NCRIC, Inc.'s. Based on its 2000 operating results, under Virginia insurance law, Commonwealth Medical Liability Insurance Company would not be able to pay dividends without prior approval from Virginia's Bureau of Insurance.

     Insurance company regulation. NCRIC, Inc. is subject to supervision and regulation by the District of Columbia Department of Insurance and Securities Regulation and insurance authorities in Maryland. Commonwealth Medical Liability Insurance Company is subject to supervision and regulation by the Virginia State Corporation Commission Bureau of Insurance and insurance authorities in West Virginia, Delaware, Maryland, and the District of Columbia. This regulation is concerned primarily with the protection of policyholders' interests rather than stockholders' interests. Accordingly, decisions of insurance authorities made with a view to protecting the interests of policyholders may reduce NCRIC's profitability. The extent of regulation varies by jurisdiction, but this regulation usually includes:

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

     Codification. The National Association of Insurance Commissions, or NAIC, is an association of the insurance regulators of all 50 states and the District of Columbia. The Codification of Statutory Accounting Principles was developed by the NAIC as a comprehensive guide to statutory accounting that will provide analysts and other users with more comparable financial statements. Many of the changes to statutory accounting are based on generally accepted accounting principles, or GAAP, with modifications that emphasize the concepts of conservatism and solvency inherent in statutory accounting. The Codification has been mandated by the NAIC to be effective as of January 1, 2001. Any statutory accounting changes resulting from this guidance will not have an effect on the financial statements prepared in accordance with GAAP, which have been included with this document and filed with the Securities and Exchange Commission.

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

     Examination of insurance companies. Every insurance company is subject to a periodic financial examination under the authority of the insurance commissioner of its jurisdiction of domicile. Any other jurisdiction interested in participating in a periodic examination may do so. The last completed periodic financial examination of National Capital Reciprocal Insurance Company, based on December 31, 1996 financial statements, was completed on October 29, 1997, and a final report was issued on February 9, 1999. The final report positively assessed NCRIC's financial stability and operating procedures. NCRIC, Inc. is currently in the process of a periodic financial examination on December 31, 1999 financial statements. It is anticipated that this examination will be completed during the first quarter of 2001. The last final periodic financial examination of Commonwealth Medical Liability Insurance Company, based on December 31, 1998 financial statements, was issued on May 12, 1999. The periodic financial examination positively assessed Commonwealth Medical Liability Insurance Company's financial stability and operating procedures.

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

     Medical professional liability reports. NCRIC principally writes medical professional liability insurance, and additional requirements are placed upon it to report detailed information with regard to settlements or judgments against its insureds. In addition, NCRIC is required to report to the D.C. Department of Insurance and Securities Regulation or state regulatory agencies or the National Practitioners Data Bank payments, claims closed without payments and actions by NCRIC like terminations or surcharges with respect to its insureds. Penalties may attach if NCRIC fails to report to either the Department of Insurance and Securities Regulation or an applicable state insurance regulator or the National Practitioners Data Bank.

     Changes in government regulation of the healthcare system. Federal and state governments recently have considered reforming the healthcare system. While some of the proposals could be beneficial to NCRIC, the adoption of others could adversely affect NCRIC. Public discussion of a broad range of healthcare reform measures will likely continue in the future. These measures that would affect our medical malpractice business and our practice management products and services include:

     o    spending limits;
     o    price controls;
     o    limits on increases in insurance premiums;
     o    limits on the liability of doctors and hospitals for tort claims; and
     o    changes in the healthcare insurance system.

A.M. Best Company ratings

     A.M. Best Company, which rates insurance companies based on factors of concern to policyholders, rated NCRIC, Inc. and Commonwealth Medical Liability Insurance Company "A- (Excellent)." This is the fourth highest rating of the 15 ratings that A.M. Best assigns. NCRIC, Inc. received its initial rating of "B" in 1988, was upgraded to "B+" in 1989, to "B++" in 1996 and was upgraded to "A-" in 1997. A.M. Best reaffirmed the "A-" ratings of NCRIC, Inc. and Commonwealth Medical Liability Insurance Company in 2000. A.M. Best reviews its ratings periodically. If A.M. Best reduces NCRIC, Inc.'s and Commonwealth Medical Liability Insurance Company's ratings from their current "A- (Excellent)" level, it may be more difficult for them to attract insureds and to develop a network of insurance brokers and agents.

     A.M. Best Company's "A-" rating is assigned to those companies that in A.M. Best's opinion have a strong ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews:

     o    the company's profitability, leverage and liquidity;

     o    its book of business;

     o    the adequacy and soundness of its reinsurance;

     o    the quality and estimated market value of its assets;

     o    the adequacy of its reserves and surplus;

     o    its capital structure;

     o    the experience and competence of its management; and

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

Item 4. Submission of Matters to a Vote of Security Holders

     None.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

     The Company's Common Stock has been publicly traded on the Nasdaq SmallCap Market since July 29, 1999 under the symbol "NCRI". At March 13, 2001, the Company had 316 stockholders of record. The following table sets forth for the periods indicated the price ranges per share in each quarter.

                           High             Low
                          ------          ------
2000
----
First quarter              9.000          6.875
Second quarter             8.875          7.375
Third quarter              9.000          6.625
Fourth quarter            10.000          8.000

1999
----
Third quarter              9.250         7.500
Fourth quarter             9.125         8.500

Item 6. Selected Financial Data

The selected consolidated financial data below should be read in conjunction with the consolidated financial statements and their accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere in this Form 10-K.

                                                                     Year Ended December 31,
                                                     -------------------------------------------------------
                                                        2000        1999      1998        1997       1996
                                                     ---------   ---------  --------   ---------   ---------
                                                                      (dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Gross premiums written........................       $  22,727   $  21,353  $ 19,214   $  17,869   $  19,017
                                                     =========   =========  ========   =========   =========

Net premiums written after renewal credits....       $  15,610   $  16,188  $ 21,014   $  13,935   $  13,351
                                                     =========   =========  ========   =========   =========

Net premiums earned...........................       $  14,611   $  14,666  $ 18,459   $  13,532   $  13,351
Net investment income.........................           6,407       6,089     5,996       6,045       5,656
Net realized investment (losses) gains........              (5)        (71)      159          90         229
Practice management and related income........           5,317       4,576        78           -           -
Other income..................................             470         373       357         355         660
                                                     ---------   ---------  --------   ---------   ---------
          Total revenues......................          26,800      25,633    25,049      20,022      19,896

Losses and LAE................................          11,946      12,867    15,677      15,591      15,236
Other underwriting expenses...................           3,591       3,010     3,858       2,918       2,438
Practice management and related expenses......           4,970       4,845       378           -           -
Other expenses................................           1,237       1,439     1,510         676         928
                                                     ---------   ---------  --------   ---------   ---------
           Total expenses.....................          21,744      22,161    21,423      19,185      18,602

Income before income taxes....................           5,056       3,472     3,626         837       1,294
Income tax provision (benefit)................           1,561         967     1,079        (122)        303
                                                     ---------   ---------  --------   ---------   ---------
Net income....................................       $   3,495   $   2,505  $  2,547   $     959   $     991
                                                     =========   =========  ========   =========   =========

BALANCE SHEET DATA
Invested assets...............................       $  98,045   $  95,092  $ 96,348   $  94,362   $  91,008
Total assets..................................         145,864     140,947   134,326     121,841     116,664
Total liabilities.............................         104,415     105,152   103,315      94,355      91,240
Total stockholders' equity....................          41,449      35,795    31,011      27,486      25,424

GAAP UNDERWRITING RATIOS:
Loss and LAE ratio............................           81.7%       87.7%     84.9%      115.2%      114.1%
Underwriting expense ratio....................           24.6%       20.5%     20.9%       21.6%       18.3%
Combined ratio after renewal credits..........          106.3%      108.2%    105.8%      136.8%      132.4%

SELECTED STATUTORY DATA:
Loss and LAE ratio............................           75.3%       80.8%     82.5%       99.9%      103.2%
Underwriting expense ratio....................           19.2%       16.6%     15.2%       19.7%       18.4%
Combined ratio................................           94.5%       97.4%     97.7%      119.6%      121.6%
Policyholders' surplus........................       $  29,764   $  29,212  $ 24,116   $  23,258   $  22,365

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

     The following analysis of the consolidated results of operations and financial condition of NCRIC Group should be read in conjunction with the selected consolidated financial and operating data and consolidated financial statements and related notes included elsewhere in this Form 10-K. References to "NCRIC" mean NCRIC Group and its subsidiaries, including their predecessors.

General

     The financial statements and data presented in the Form 10-K have been prepared in accordance with generally accepted accounting principles, GAAP, unless otherwise noted. GAAP differs from statutory accounting practices used by regulatory authorities in their oversight responsibilities of insurance companies.

     On January 4, 1999 NCRIC Group acquired all the outstanding shares of HealthCare Consulting, Inc., the interests of HCI Ventures, LLC, and the assets of Employee Benefits Services, Inc. The acquisition was recorded as a purchase. The results of operations for the years ended December 31, 2000 and 1999 include the results of the acquired businesses for those periods. Under terms of the purchase agreement, an additional purchase payment could be paid in cash if the acquired business achieved an earnings target in 2000; the target was met and the resulting additional purchase payment of $1.55 million was accrued as of December 31, 2000.

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

     Prior to 1997, NCRIC's policies were written with a January 1 renewal date. Beginning in 1997 and continuing in 1998 and 1999, NCRIC began staggering policy renewal dates throughout the year, which results in a one-time effect when the policy is staggered. Written premiums are increased during the periods when policies are being re-issued, returning to the previous level in the subsequent period. In accordance with GAAP, premiums are earned ratably over the terms of NCRIC's policies, so this change in renewal dates has no effect on premiums earned for any period.

     Unearned premiums represent premiums billed but not yet fully earned at the end of the reporting period. Premiums receivable represent annual billed premiums and retrospective program premiums which have not yet been collected.

     Losses and loss adjustment expenses. Loss and LAE reserves are estimates of future payments for reported and unreported claims and related expenses of adjudicating claims with respect to insured events that have occurred. The change in these reserves from year to year is reflected as an increase or decrease to NCRIC's loss and loss adjustment expenses. Medical professional liability loss and LAE reserves are established based on an estimate of these future payments as reflected in NCRIC's past experience with similar cases and historical trends involving claim payment patterns. Other factors that modify past experience are also considered in setting reserves, including court decisions; economic conditions; current trends in losses; and inflation. Reserving for medical professional liability claims continues to be a complex and uncertain process, requiring the use of informed estimates and judgements. Although NCRIC follows a practice of conservatively estimating its future payments relating to losses incurred, there can be no assurance that currently established reserves will prove adequate in light of subsequent actual experience.

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

     The inherent uncertainty in establishing reserves is relatively greater for companies writing long-tail casualty business, like NCRIC. Due to the extended nature of the claim resolution process of professional liability claims, established reserve estimates may be adversely impacted by: judicial expansion of liability standards; expansive interpretations of contracts; inflation associated with medical claims; and the propensity of individuals to file claims. Because of the existence of these uncertainties, NCRIC has historically taken a conservative posture in establishing reserves. NCRIC refines reserve estimates as experience develops and additional claims are reported or existing claims are closed; adjustments to losses reserved in prior periods are reflected in the results of the periods in which the adjustments are made.

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

     Under NCRIC's current primary reinsurance contract, the premium ceded to the reinsurers is based on a fixed rate applied to policy premium for that coverage layer. During the year, estimated payments are made to the reinsurers, and a final adjustment is made at the end of year to reflect actual premium earned in accordance with the treaty.

     For 1999 and prior, in accordance with one of NCRIC's primary reinsurance contracts, the portion of the policyholder premium ceded to the reinsurers is "swing rated" or experience rated on a retrospective basis. This swing rated cession program is subject to a minimum and maximum premium range to be paid to the reinsurers in the future, depending upon the extent of losses actually paid by the reinsurers. A deposit premium is paid by NCRIC during the initial policy year. An additional liability, "retrospective premiums accrued under reinsurance treaties" is recorded by NCRIC to represent an estimate of net additional payments to be made to the reinsurers under the program, based on the level of loss and LAE reserves recorded. Like loss and LAE reserves, adjustments to prior year ceded premiums payable to the reinsurers are reflected in the results of the periods in which the adjustments are made. The swing rated reinsurance premiums are recorded in a manner consistent with the recording of NCRIC's loss reserves.

     NCRIC's practice for accounting for the liability for retrospective premiums accrued under reinsurance treaties has been to record the current year swing rated reinsurance premium at management's best estimate of the ultimate liability, which has generally been the maximum rate payable under terms of the treaty. Due to the long tail nature of the medical malpractice insurance business, it takes several years for the losses for any given report year to fully develop. Since the ultimate liability for reinsurance premiums depends on the ultimate losses, among other things, it is several years after the initial reinsurance premium accrual before the amount becomes known. During the intervening periods, reevaluations are made and adjustments to the accrued retrospective premiums are made as considered appropriate by management.

     NCRIC has historically ceded to its reinsurers over 90% of its exposure to individual losses in excess of $1 million, known as excess layer coverage. Excess layer premiums are recorded as current year reinsurance ceded costs. Under the excess layer treaties, effective January 1, 2000, NCRIC cedes 100% of its risks and premiums related to these coverage layers.

     Recent industry performance. NCRIC's results of operations have historically been influenced by factors affecting the medical professional liability industry in general. The operating results of the U.S. medical professional liability industry have been subject to significant variations over time due to competition, general economic conditions, judicial trends and fluctuations in interest rates. According to the January, 2001 Best's Review/Preview published by A.M. Best Company, 2000 was a transition year for the medical-malpractice market with prices beginning to firm as the result of poor underwriting experience and increasing reinsurance costs. In this article Best predicts 2001 trends to include sustained price increases and worsening claims severity. NCRIC actively monitors these industry trends and considers them in relation to NCRIC's circumstances when setting rates or establishing reserves.

     Accounting Literature. - In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, SAB No. 101, summarizing certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Based on a review of the NCRIC's revenue recognition polices, the impact of adopting SAB No. 101 is not material to its financial statements.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS 133, as amended by SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. NCRIC will adopt SFAS 133, as amended, on January 1, 2001. NCRIC believes that the impact of adopting SFAS 133 will not be material to its financial statements.

Consolidated net income - Years ended December 31, 2000, 1999 and 1998

Year ended December 31, 2000 compared to year ended December 31, 1999

     Net income totaled $3.5 million for the year ended December 31, 2000 compared to $2.5 million for the year ended December 31, 1999. Improvement both in net underwriting results and in practice management results contributed to the increased earnings. Practice management results in 2000 included improvement due to lower legal fees relating to the litigation brought by the NCRIC Physicians Organization and settled in 1999.

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

                         -------------------------------
                               Net premiums earned
                         -------------------------------

Following is a summary of NCRIC's net premiums earned:

                                                                 Year Ended December 31,
                                                   -------------------------------------------
                                                      2000              1999            1998
                                                   ---------         ---------        --------
                                                                    (in thousands)
Gross premiums written*......................       $ 22,727          $ 21,353        $ 19,214
Change in unearned premiums..................         (2,762)           (2,521)         (2,945)
                                                    --------          --------        --------
Gross premiums earned before renewal
   credits...................................         19,965            18,832          16,269
Reinsurance premiums ceded related to:
   current year..............................         (5,982)           (6,395)         (5,623)
   prior year................................          1,872             3,418           9,712
                                                    --------          --------        --------

   Total reinsurance premiums ceded..........         (4,110)           (2,977)          4,089
                                                    --------          --------        --------
Net premiums earned before renewal
   credits...................................         15,855            15,855          20,358
Renewal credits..............................         (1,244)           (1,189)         (1,899)
                                                    --------          --------        --------

Net premiums earned..........................       $ 14,611          $ 14,666        $ 18,459
                                                    ========          ========        ========
*Net premiums written after renewal
   credits...................................       $ 15,610          $ 16,188        $ 21,014
                                                    ========          ========        ========


Year ended December 31, 2000 compared to year ended December 31, 1999

     Gross premiums written increased by $1.4 million, or 6%, to $22.7 million for the year ended December 31, 2000 from $21.3 for the year ended December 31, 1999. Starting in the fourth quarter of 1997 and continuing through 1999, NCRIC began staggering policy renewal dates. Premiums written for the year ended December 31, 2000 did not include any additional premiums from the staggering of renewal dates, while premiums written for the year ended December 31, 1999 included approximately $2.0 million due to the re-writing of policies. There is a one-time effect when the policy renewal is staggered which increases premiums written in the period in which the renewal date is moved; premiums written will, all else being equal, return to the previous level in the subsequent period. While the staggering of the renewal dates affects premiums written, earned premiums are not affected for either period. The gross premiums written include premiums for retrospectively rated programs of $2.5 million for the year ended December 31, 2000 and $733,000 for the year ended December 31, 1999. The increase includes $1.3 million for the billing of previously accrued premium for one of the risk sharing programs further discussed below.

     Gross premiums written adjusted for the staggering of renewal dates and retrospective program premiums increased by $1.7 million, or 9%. This increase was due primarily to net new business written in 2000, increasing the number of policyholders by 31%, offset partially by a change in the mix of business in new policies written. Gross premiums written on excess layer coverage increased $200,000 to $2.7 million for the year ended December 31, 2000 from $2.5 million for the year ended December 31, 1999.

     Late in the second quarter it was determined that one of NCRIC's retrospective programs would not be renewed at the September 1 renewal. Under this type of risk sharing program, physicians are underwritten directly by NCRIC and pay lower individual premiums than if not part of the risk-sharing program. At the end of the policy year covered by the premium, a review of the actual loss experience of the physician group is completed. Should the group's loss experience be unfavorable, NCRIC will require additional premium payments from the sponsoring hospital to offset the unfavorable losses.

     This hospital-sponsored program, which terminated September 1 included 70 physicians insured directly with NCRIC and accounted for approximately $2.3 million in annualized premium. The majority of the physicians formerly in this terminated program have renewed their coverage and initiated participation in other hospital-sponsored programs where NCRIC provides the insurance coverage. Based on the actual accumulated loss experience of the terminated program through September 1, 2000, NCRIC has billed the hospital sponsor $1.3 million under terms of the contract based on actual loss experience through the termination date. Because this bill was not paid when due, NCRIC has initiated legal proceedings to collect. NCRIC will use all means legally available to collect the amount it is due. NCRIC believes that resolution of this matter will not have a material adverse effect on its financial position or results of operations. However, the ultimate outcome cannot be determined at this time.

     The change in unearned premiums for the period increased by $240,000 to $2.8 million for the year ended December 31, 2000 from $2.5 million for the year ended December 31, 1999. This increase resulted primarily from net new business written.

     Gross premiums earned before renewal credits increased $1.2 million, or 6%, to $20.0 million for the year ended December 31, 2000 from $18.8 million for the year ended December 31, 1999. The increase was primarily due to $1.6 million of additional premiums earned under basic medical malpractice insurance offset by $450,000 less in premiums earned from risk sharing programs due to improved loss experience under the programs.

     Reinsurance premiums ceded increased by $1.1 million to $4.1 million for the year ended December 31, 2000 from $3.0 million for the year ended December 31, 1999. Reinsurance premiums are affected by current year premiums payable to the reinsurers, as well as the retrospective adjustments to accruals for prior year premiums. The increase was the result of a decrease in the credit from prior years premiums for favorable loss experience under the swing rated reinsurance treaty.

     Current year reinsurance premiums ceded decreased by $413,000, or 6%, to $6.0 million for the year ended December 31, 2000 from $6.4 million for the year ended December 31, 1999. This decrease is due to the reduced reinsurance premium rate on the primary layer premium as the result of the reinsurance treaty effective January 1, 2000 offset by increased gross premium reinsured. The reinsurance premium due for excess layer coverage at $2.3 million for the year was unchanged. The liability "retrospective premiums accrued under reinsurance treaties" decreased to $5.5 million at December 31, 2000 from $7.2 million at December 31, 1999.

     Reinsurance premiums related to prior years under the swing rated treaty were reduced by $1.9 million in 2000 and $3.4 million in 1999 due to favorable loss development of reinsured losses compared to prior estimates by NCRIC. Generally, losses covered by the swing rated treaty are in the range excess of $500,000 to $1 million. The 2000 change is primarily reflective of the favorable loss development in the 1993 through 1996 years. The 1999 change is primarily reflective of the favorable loss development in the 1992 though 1996 loss years.

     Renewal credits increased $55,000 to $1.2 million for the year ended December 31, 2000 reflecting an increase in premiums on policies eligible for the renewal credit. In general, renewal credits apply to policies written in the District of Columbia and Maryland. A growing proportion of NCRIC's business is written in other jurisdictions where renewal credits are not issued.

     Net premiums earned before renewal credits at $15.9 million for the year ended December 31, 2000 are flat compared to the year ended December 31, 1999. Net premiums earned after renewal credits decreased by $55,000, less than 1%, to $14.6 million for the year ended December 31, 2000 from $14.7 million for the year ended December 31, 1999. The decrease reflects the $1.5 million lower reinsurance ceded favorable prior year development in 2000 compared to 1999 largely offset by the increase in gross earned premiums.

     While insurance in force continues to follow the historic pattern of insuring risks concentrated in the District of Columbia, there has been notable growth in net earned premium in Virginia, largely as the result of sales by agents and to clients of the Practice Management Services Segment. For the year ended December 31, 2000, net earned premiums from Virginia totaled approximately $1.7 million, an increase of $944,000 over the total of approximately $743,000 for the year ended December 31, 1999.

     The mix of business produced directly by NCRIC versus by agents has changed between years as shown on the following chart of new gross written premium. The proportion of business produced by NCRIC's independent agency force has increased to 59% of total new business written in 2000 from 43% in 1999.

                                         Year ended December 31,
                                ------------------------------------------
                                     2000                         1999
                                --------------               -------------
     Direct                     $ 1.8 million                $ 1.4 million
     Agent                        2.6 million                  1.0 million

     In 2000, premium written to clients of the Practice Management Services Segment totaled $483,000, or 11% of total new gross written premium, compared to $56,000 in 1999, or 2% of new gross written premium.

Year ended December 31, 1999 compared to year ended December 31, 1998

     Gross premiums written increased by $2.1 million, or 11%, to $21.3 million for the year ended December 31, 1999 from $19.2 million for the year ended December 31, 1998. Starting in the fourth quarter of 1997 and continuing through 1999, NCRIC began staggering policy renewal dates. Premiums written for the year ended December 31, 1999 increased approximately $400,000 over the premiums written for the year ended December 31, 1998 due to the re-writing of policies. There is a one-time effect when the policy renewal is staggered which increases premiums written in the current period; premiums written will, all else being equal, return to the previous level in the subsequent period. While the staggering of the renewal dates affects premiums written, earned premiums are not affected for either period.

     Gross premiums written, adjusted for the staggering of renewal dates, increased $1.8 million for the year ended December 31, 1999 over the year ended December 31, 1998 due to net new business written in 1999, increasing the number of policyholders by 13%. Gross premiums written on excess layer coverage increased $500,000 to $2.5 million for the year ended December 31, 1999 from $2.0 million for the year ended December 31, 1998.

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

                         -------------------------------

                              Net investment income

                         -------------------------------

Year ended December 31, 2000 compared to year ended December 31, 1999

     Net investment income increased by $318,000, or 5%, for the year ended December 31, 2000 compared to the prior year reflecting an increase in yields, partially offset by a lower base of average invested assets. Net investment income for the year ended December 31, 2000 was $6.4 million compared to $6.1 million for the year ended December 31, 1999. Average invested assets, which include cash equivalents, decreased by $4.2 million, or 4%, to $101.6 million at December 31, 2000. Maturing investments were primarily reinvested in corporate and tax-exempt securities. The average effective yield was approximately 6.31% for the year ended December 31, 2000 and 5.74% for the year ended December 31, 1999. The tax equivalent yield was approximately 6.72% at December 31, 2000 and 6.18% at December 31, 1999. The change in investment yields is reflective of the market change in interest rates in 2000 compared to 1999.

Year ended December 31, 1999 compared to year ended December 31, 1998

     Net investment income increased by $93,000, or 1.6%, for the year ended December 31, 1999 compared to the prior year reflecting a slight increase in yields. Net investment income for both years was approximately $6.0 million. Average invested assets, which include cash equivalents, were maintained at essentially the same level in both periods. Maturing investments were primarily reinvested in asset and mortgaged backed securities. $2.9 million of funds were used in the January 4, 1999 acquisition of the businesses of HealthCare Consulting, HCI Ventures and Employee Benefit Services. The average effective yield was approximately 5.74% for the year ended December 31, 1999 and 5.68% for the year ended December 31, 1998. The tax equivalent yield was approximately 6.18% at December 31, 1999 and 6.24% at December 31, 1998. The change in investment yields is reflective of the market change in interest rates in 1999 compared to 1998.

                         -------------------------------

                     Net realized investment gains (losses)

                         -------------------------------

Year ended December 31, 2000 compared to year ended December 31, 1999

     Net realized investment losses were $5,000 for the year ended December 31, 2000 compared to $71,000 for the year ended December 31, 1999. The realized investment losses in 2000 were from the sale of U.S. government and agencies securities partially offset by realized gains from the sale of asset and mortgage-backed securities.

Year ended December 31, 1999 compared to year ended December 31, 1998

     Net realized investment losses were $71,000 for the year ended December 31, 1999 compared to net realized gains of $159,000 for the year ended December 31, 1998. Realized losses in 1999 were primarily from the sale of asset and mortgage-backed securities and U.S. government and agencies.

                         -------------------------------

                         Practice management and related
                                     income

                         -------------------------------

     Revenue for practice management and related services is comprised of fees for the services shown in the following chart.

                                                     Year Ended December 31,
                                                      2000            1999
                                                     -----           -----
         Practice management                           44%             40%
         Accounting                                    28              31
         Tax & personal financial planning             11              11
         Retirement plan accounting & admin            13              13
         Other                                          4               5
                                                     -----           -----
         Total                                        100%            100%
                                                     =====           =====


Year ended December 31, 2000 compared to year ended December 31, 1999

     Practice management and related revenues increased by $741,000, or 16%, to $5.3 million for the year ended December 31, 2000, from $4.6 million for the year ended December 31, 1999. This revenue consists of fees generated by NCRIC MSO through HealthCare Consulting and Employee Benefits Services. The increase results from both recurring fee business and one-time consulting assignments. Approximately $365,000 of revenue in 2000 results from services provided to existing insureds of NCRIC reflecting results of the cross-selling initiative.

Year ended December 31, 1999 compared to year ended December 31, 1998

     Practice management and related revenues of $4.6 million and $78,000 for the years ended December 31, 1999 and 1998, consisted of fees generated by NCRIC MSO primarily through the businesses acquired on January 4, 1999, HealthCare Consulting and Employee Benefits Services. HealthCare Consulting serves more than 1,100 physician clients in Virginia, North Carolina, South Carolina, Tennessee, and the District of Columbia.

                         -------------------------------

                                  Other income

                         -------------------------------

     Other income includes revenues from insurance brokerage, insurance agency and physician services, as well as service charge income from NCRIC's financing of physician premiums.

Year ended December 31, 2000 compared to year ended December 31, 1999

     Other income increased $97,000, or 26%, to $470,000 for the year ended December 31, 2000 from $373,000 for the year ended December 31, 1999. Of the increase, $53,000 was in NCRIC Physicians Organization as a result of the 1999 litigation settlement.

Year ended December 31, 1999 compared to year ended December 31, 1998

     Other income increased $16,000, or 4%, to $373,000 for the year ended December 31, 1999 from $357,000 for the year ended December 31, 1998. The primary source of the increase was in brokerage commission income as the result of increased excess layer reinsurance ceded.

                         -------------------------------

                        Loss and loss adjustment expenses
                       incurred and combined ratio results

                         -------------------------------

     The expense for incurred losses and LAE for each year net of reinsurance can be summarized as follows. All loss expense amounts incurred are reported net of reinsurance amounts recoverable.

                                                                     Year Ended December 31,
                                                        ---------------------------------------------
                                                           2000              1999             1998
                                                        ----------        -----------      ----------
                                                                         (in thousands)
Incurred losses and LAE related to:
     Current year - losses ...................           $17,829            $20,795          $19,140
     Prior years - development ...............            (5,883)            (7,928)          (3,463)
                                                         -------            -------          -------

Total incurred for the year ..................           $11,946            $12,867          $15,677
                                                         =======            =======          =======

     Traditionally, property and casualty insurer results are judged using ratios of losses and underwriting expenses compared to net premiums earned. Following is a summary of these ratios for each period.

                                                           Year Ended December 31,
                                                       ------------------------------
                                                        2000        1999        1998
                                                       ------      ------      ------
     Loss and LAE ratio:
         Current year losses .................          122.0%      141.8%      103.7%
         Prior year losses ...................          (40.3)      (54.1)      (18.8)
                                                       ------      ------      ------

     Total Loss and LAE ratio ................           81.7        87.7        84.9
     Underwriting expense ratio ..............           24.6        20.5        20.9
                                                       ------      ------      ------
     Combined ratio...........................          106.3%      108.2%      105.8%
                                                       ======      ======      ======

Year ended December 31, 2000 compared to year ended December 31, 1999

     Total incurred loss and LAE expense of $11.9 million for year ended December 31, 2000 represented a decrease of $921,000, or 7%, compared to $12.9 million incurred for the year ended December 31, 1999.

     The total incurred losses are broken into two components - incurred losses related to the current coverage year and development on prior coverage year losses. Current year incurred losses decreased by $3.0 million, or 14%, to $17.8 million for the year ended December 31, 2000 from $20.8 million for the year ended December 31, 1999. The number of new claims reported in 2000 was greater than in 1999; however, the frequency, the number of claims reported per 100 full time equivalent insureds, was flat in 2000 relative to the 1999 level. An increase in severity was first noted in 1996 and continued through 2000. The increase in severity reflects the growing size of plaintiff verdicts and settlements. NCRIC's escalation in this adverse claims trend is similar to the conditions faced by many medical professional liability insurance carriers across the nation. While an increase in severity would tend to cause loss ratios to deteriorate, NCRIC's reinsurance program for losses in excess of $500,000 provides protection against the increase in severity of losses.

     NCRIC experienced favorable development on estimated losses for prior year's claims for both years. Prior year development results from the re-estimation and settlement of individual losses not covered by reinsurance, which are generally losses under $500,000. The favorable loss development related to prior years claims was $5.9 million for the year ended December 31, 2000, and $7.9 million for the year ended December 31, 1999. The total loss and LAE ratio was reduced by 40 points for the year ended December 31, 2000 and 54 points for the year ended December 31, 1999, as a result of this favorable development. The 2000 change is primarily reflective of the favorable loss development for the 1994, 1996, 1998 and 1999 loss years, partially offset by adverse development in the 1995 loss year; whereas, the 1999 change is primarily reflective of the favorable loss development for the 1992 through 1996 loss years. The reduced level of favorable development in 2000 compared to 1999 reflects the increase in severity noted above.

     The underwriting expense ratio increased to 24.6% for the year ended December 31, 2000 from 20.5% for the year ended December 31, 1999. This increase is reflective of the 19% increase in underwriting expenses in addition to the increase in reinsurance ceded premiums previously described. Underwriting expenses increased $581,000 to $3.6 million for the year ended December 31, 2000 from $3.0 million for the year ended December 31, 1999. See "Underwriting expenses."

     The combined ratio decreased to 106.3% for the year ended December 31, 2000 from 108.2% for the year ended December 31, 1999. The decrease in incurred losses resulted in a combined ratio at the second lowest level for the 1995 through 2000 period.

     The statutory combined ratio was 94.5% for the year ended December 31, 2000 compared to 97.4% for the year ended December 31, 1999. This decrease reflects the same premium and loss level factors noted previously.

Year ended December 31, 1999 compared to year ended December 31, 1998

     Total incurred loss and LAE expense of $12.9 million for year ended December 31, 1999 represented a decrease of $2.8 million, or 18%, compared to $15.7 million incurred for the year ended December 31, 1998.

     The total incurred losses are broken into two components - incurred losses related to the current coverage year and development on prior coverage year losses. Current year incurred losses increased by $1.7 million, or 9%, to $20.8 million for the year ended December 31, 1999 from $19.1 million for the year ended December 31,1998. The frequency, number of new claims reported, in 1999 was greater than in 1998 but remained less than the 1997 level. An increase in severity was first noted in 1996 and continued through 1999. The increase in frequency combined with the continuing heightened level of severity resulted in an increase in the current year loss and LAE ratio to 141.8% for the year ended December 31, 1999 from 103.7% for the year ended December 31, 1998.

     NCRIC experienced favorable development on estimated losses for prior year's claims for both years. The favorable loss development related to prior years claims was $7.9 million for the year ended December 31, 1999, and $3.5 million for the year ended December 31, 1998. The total loss and LAE ratio was reduced by 54 points for the year ended December 31, 1999 and 19 points for the year ended December 31, 1998, as a result of this favorable development. The 1999 change is primarily reflective of the favorable loss development for the 1992 through 1996 loss years, whereas, the 1998 change is primarily reflective of the favorable loss development for the 1993 through 1995 loss years. Prior year development results from the re-estimation and settlement of individual losses not covered by reinsurance, which are generally losses under $500,000.

     The underwriting expense ratio decreased to 20.5% for the year ended December 31, 1999 from 20.9% for the year ended December 31, 1998. This decrease is reflective of the 22% decrease in underwriting expenses partially offset by the decrease in net premiums earned due to the substantial decrease in reinsurance premiums previously described. Underwriting expenses decreased $848,000 to

$3.0 million for the year ended December 31, 1999 from $3.9 million for the year ended December 31, 1998. See "Underwriting expenses".

     The combined ratio increased to 108.2% for the year ended December 31, 1999 from 105.8% for the year ended December 31, 1998, reflecting the decrease in net premiums earned previously described, partially offset by lower incurred losses. The statutory combined ratio was 97.4% for the year ended December 31, 1999 compared to 97.7% for the year ended December 31, 1998. This decrease reflects the same premium and loss level factors noted previously.

                       . -------------------------------

                            Loss and loss adjustment
                               expenses liability

                         -------------------------------

The loss and LAE reserve liabilities for unpaid claims as of each period are as follows:

                                                   Year Ended December 31,
                                                   -----------------------
                                                     2000           1999
                                                   --------       --------
                                                        (in thousands)
Liability for:
         Losses .................................  $ 55,785       $ 56,462
         Loss adjustment expenses ...............    25,349         27,820
                                                   --------       --------
                                                   $ 81,134       $ 84,282
                                                   ========       ========
Reinsurance recoverable on losses ...............  $ 27,549       $ 26,627
                                                   ========       ========

     Losses in the medical professional liability industry can take up to eight to ten years, or occasionally more, to fully settle. Actual amounts are not due from the reinsurers until NCRIC settles a claim.

     NCRIC believes that all of its reinsurance recoverables are collectible. See "Business - Reinsurance" for a discussion on the reinsurance program.

                         ------------------------------

                              Underwriting expenses

                         -------------------------------

     Salaries and benefits accounted for approximately 45% of other underwriting expenses; with professional fees, including legal, auditing and director's fees, accounting for approximately another 20% of the underwriting expenditures. Premium taxes and commissions related to the change in unearned premiums are treated as deferred acquisition costs. Guaranty fund assessments are based on industry loss experience in the jurisdictions where NCRIC does business, which is not entirely predictable.

Year ended December 31, 2000 compared to year ended December 31, 1999

     Underwriting expenses increased $581,000, or 19%, to $3.6 million for the year ended December 31, 2000 from $3.0 million for the year ended December 31, 1999. The increase in expenses primarily stems from the increase in new business, particularly agent produced business, through increases in commission and other underwriting costs, plus increased premium taxes and an increase in the allowance for uncollectible premium receivables.

Year ended December 31, 1999 compared to year ended December 31, 1998

     Underwriting expenses decreased $848,000, or 22%, to $3.0 million for the year ended December 31, 1999 from $3.9 million for the year ended December 31, 1998. The decrease in expense was due primarily to a decrease in premium taxes related to the reduction in the premium tax rate, a decrease in guaranty fund assessments and a decrease in directors fees and salaries as a result of the reorganization.

                         -------------------------------

                         Practice management and related
                                    expenses

                         -------------------------------

     Practice management and related expenses consist primarily of expenses, such as salaries, general office expenses, and goodwill amortization related to NCRIC MSO operations of the businesses acquired January 4, 1999. The management services organization was established in 1997 to provide physicians with a variety of administrative support and other services but did not have substantive operations until 1998.

Year ended December 31, 2000 compared to year ended December 31, 1999

     Practice management and related expenses increased $125,000, or 3%, to $5.0 million for the year ended December 31, 2000 compared to $4.8 million for the year ended December 31, 2000. The increase is due to general increases in operating expenses, principally compensation, related to supporting a growing base of business.

Year ended December 31, 1999 compared to year ended December 31, 1998

     Practice management and related expenses of $4.8 million for the year ended December 31, 1999 increased over the 1998 level due to the businesses acquired on January 4, 1999.

                         -------------------------------

                                 Other expenses

                         -------------------------------

     Other expenses include expenditures for holding company and subsidiary operations which are not directly related to the issuance of medical professional liability insurance or practice management and related operations, including insurance brokerage, insurance agency and physician services, as well as costs associated with unrelated one-time events like the reorganization.

Year ended December 31, 2000 compared to year ended December 31, 1999

     Other expenses decreased $202,000 to $1.2 million for the year ended December 31, 2000 from $1.4 million for the year ended December 31, 1999. The primary component of the decrease was a reduction of legal expenses incurred in connection with litigation brought by NCRIC Physicians Organization and settled in 1999 as well as the non-recurrence of interest expense. These decreases were partially offset by an increase in expenses due to meeting the various requirements associated with having common stock traded in the public market and the expense of the stock grants made in September, 2000 under the Stock Award Plan.

Year ended December 31, 1999 compared to year ended December 31, 1998

     Other expenses decreased $71,000 to $1.4 million for the year ended December 31, 1999 from $1.5 million for the year ended December 31, 1998. The change resulted primarily from the decrease in expenses in connection with the 1998 reorganization and in expenses for National Capital Insurance Brokerage related to a consulting contract that was transferred to NCRIC, Inc. during 1999 offset largely by an increase of $307,000 in legal fees incurred in connection with litigation brought by NCRIC Physicians Organization, interest on acquisition debt and parent company expenses for directors fees. The litigation was settled in 1999 with terms including a guarantee of a minimum payment to the NCRIC Physicians Organization of $6,000 per month for 60 months.

                          -----------------------------

                                  Income taxes

                          -----------------------------


     The effective tax rate for NCRIC is lower than the federal statutory rate principally due to nontaxable investment income.

                                                        Year Ended December 31,
                                                       ------------------------
                                                       2000     1999      1998

Federal income tax at statutory rates ...........       34%      34%       34%
Tax exempt income................................       (4)      (7)       (9)
Dividends received...............................       (1)      (2)       (2)
Goodwill amortization............................        1        2        --
Reorganization costs ............................       --       --         6
Other, net ......................................        1        1         1
                                                       -----    -----    -----
Income tax at effective rates ...................       31%      28%      30%
                                                       =====    =====    =====

     NCRIC's net deferred tax assets are created by temporary differences that will result in tax benefits in future years due to the differing treatment of items for tax and financial statement purposes. The primary difference is the requirement to discount or reduce loss reserves for tax purposes because of their long-term nature.

                                                      Year Ended December 31,
                                                  -----------------------------
                                                     2000               1999
                                                  -----------       -----------

Deferred federal income tax asset ...........     $ 1,918,000       $ 3,298,000
                                                  ===========       ===========

Year ended December 31, 2000 compared to year ended December 31, 1999

     Tax expense for the year ended December 31, 2000 was $1.6 million compared to $1.0 million for the year ended December 31, 1999. The Federal corporate income tax rate of 34% was reduced to an effective tax rate of 31% for the year ended December 31, 2000 due to tax-exempt income and nontaxable dividends received, partially offset by non-deductible goodwill amortization. The effective rate of 28% for the year ended December 31, 1999 was lower than the 2000 effective rate primarily due to a lower level of tax exempt income in 2000. The increase in the provision for income tax is reflective of the increased income before tax combined with the increase in the effective tax rate.

Year ended December 31, 1999 compared to year ended December 31, 1998

     Tax expense for the year ended December 31, 1999 was $1.0 million compared to $1.1 million for the year ended December 31, 1998. The Federal corporate income tax rate of 34% was reduced to an effective tax benefit rate of 28% for the year ended December 31, 1999 due to tax-exempt income and nontaxable dividends received, partially offset by non-deductible goodwill amortization. The effective rate was 30% for the year ended December 31, 1998, higher than the 1999 effective rate primarily due to 1998 reorganization costs. The decrease in federal income tax is reflective of the decreased income before tax for the period combined with the reduction in the effective tax rate.

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

     The payment of dividends to NCRIC Group by NCRIC, Inc. is subject to limitations imposed by the District of Columbia Holding Company System Act of 1993. Under the DC Holding Company Act, NCRIC, Inc. must seek prior approval from the Commissioner to pay any dividend which, combined with other dividends made within the preceding 12 months, exceeds the lesser of
(A) 10% of the surplus at the end of the prior year or (B) the prior year's net income excluding realized capital gains. Net income, excluding realized capital gains, for the 2 years preceding the current year is carried forward for purposes of the calculation to the extent not paid in dividends. The law also requires that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to the insurer's outstanding liabilities and adequate to meet its financial needs. The District of Columbia permits the payment of dividends only out of unassigned statutory surplus. Using these criteria, as of December 31, 2000, NCRIC, Inc. would have had available approximately $3.0 million of unassigned statutory surplus available for dividends.

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

     NCRIC subsidiaries had negative cash flows from operations for the year ended December 31, 2000 and positive cash flows from operations for the years ended December 31, 1999 and 1998. Cash used in operating activities of NCRIC subsidiaries was $931,000 in 2000 compared to cash provided by operating activities of $5.1 million in 1999 and $3.0 million in 1998. The $6.0 million of decreased cash flow in 2000 compared to 1999 results primarily from a $1.6 million increase in payments for losses and LAE, an increase of $1.3 million in income taxes paid, an increase of $2.4 million for reinsurance under the swing rated treaty, a $1.5 million dividend to the parent company, and a decrease in interest income of $100,000, partially offset by an increase in premiums collected of $900,000. The $2.1 million of increased cash flow in 1999 compared to 1998 results primarily from $2.8 million of additional premiums collected, an increase of $1.3 million in receipts from reinsurers, a decrease of $700,000 in income and premium taxes paid, and net cash inflows of $400,000 from the operations of the practice management and financial services companies acquired January, 1999, partially offset by a $3.1 million increase in payments for losses and LAE. Because of the long-term nature of both payment of claims and the settlement of swing rated reinsurance premiums due to the reinsurers, cash from operations for a medical professional liability insurer like NCRIC, Inc. can vary substantially from year to year.

     Comprehensive income was a gain of $5.6 million for the year ended December 31, 2000 compared to a loss of $2.4 million for the year ended December 31, 1999. The increase in comprehensive income results from the increase in unrealized investment gains, net of deferred income taxes, added to the increase in net income.

     Financial condition and capital resources. NCRIC subsidiaries invest their positive cash flow from operations primarily in investment grade, fixed maturity securities. As of December 31, 2000, the carrying value of NCRIC subsidiaries securities portfolio was $98.0 million, compared to a carrying value of $94.3 million at December 31, 1999. The portfolios were invested as follows:

                                                             December 31,
                                                      -----------------------
                                                       2000             1999
                                                      ------           ------

U.S. Government and agencies.....................       14%              15%
Asset and mortgage-backed securities.............       32               40
Tax-exempt securities ...........................       16               14
Corporate bonds and equity securities............       38               31

     Over 78% of the bond portfolio at December 31, 2000 was invested in US Government and agency securities or has a rating of AAA or AA. For regulatory purposes as of December 31, 2000, 95% of the securities portfolio is rated "Class 1", which is the highest quality rated group as classified by the NAIC.

     NCRIC subsidiaries believe that all of their fixed maturity securities are readily marketable. Investment duration is closely monitored to provide adequate cash flow to meet operational and maturing liability needs. Asset and liability modeling, including sensitivity analyses and cash flow testing, are performed on a regular basis.

     NCRIC subsidiaries have no corporate debt. The $2.5 million line of credit available as of December 31, 2000 is restricted to working capital for claim settlements. The line of credit is unsecured and renewable. NCRIC subsidiaries have not drawn down on this facility. As of December 31, 1999, a NCRIC subsidiary had entered into a contract to purchase new policy administration software; future payments under the contract are required as services are completed by the vendor and total $35,000. NCRIC subsidiaries have no other material commitments for capital expenditures. NCRIC Group and its subsidiaries are required to pay aggregate annual salaries in the amount of $1.1 million to six persons under employment agreements. In addition, under terms of the purchase agreement between NCRIC Group and the previous owners of HealthCare Consulting, Inc., HCI Ventures, LLC, and Employee Benefits Services, Inc., contingency payments totaling $3.1 million could be paid in cash if the acquired companies achieve earnings targets in 2000, 2001, and 2002. During 2000, the earnings target was met and NCRIC Group will pay the prior owners $1.55 million on March 31, 2001.

     The equity of NCRIC subsidiaries was $35.5 million at December 31, 2000 and $29.1 million at December 31, 1999. The $6.4 million increase for the year ended December 31, 2000 was due to $4.3 million of net income plus $2.1 million of unrealized investment gains net of tax. The $1.9 million decrease for the year ended December 31, 1999 was due to $3.0 million of net income offset by $4.9 million of unrealized investment losses net of tax.

Effects of inflation and interest rate changes

     The primary effect of inflation on NCRIC is in estimating reserves for unpaid losses and LAE for medical professional liability claims in which there is a long period between reporting and settlement. The rate of inflation for malpractice claim settlements can substantially exceed the general rate of inflation. The actual effect of inflation on NCRIC's results cannot be conclusively known until claims are ultimately settled. Based on actual results to date, NCRIC believes that loss and LAE reserve levels and NCRIC's ratemaking process adequately incorporates the effects of inflation.

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

Federal income tax matters

     For tax years prior to the stock offering, NCRIC filed a consolidated United States Federal income tax return with its parent and subsidiaries. For tax years after the stock offering, NCRIC does not file as part of a consolidated United States Federal income tax return with NCRIC, A Mutual Holding Company or NCRIC Holdings because NCRIC, A Mutual Holding Company and NCRIC Holdings own directly and indirectly less than 80% of the outstanding shares of NCRIC Group. Tax years 1997, 1998 and 1999 are open but not currently under audit. In 2000 the Internal Revenue Service approved a change in accounting method for NCRIC relative to the timing of revenue recognition for tax purposes.

Regulatory matters

     NAIC statutory accounting codification. The National Association of Insurance Commissioners or NAIC is an association of the insurance regulators of all 50 states and the District of Columbia. The NAIC has codified the statutory accounting practices, which are the accounting rules and guidelines prescribed by the state insurance regulators. The project was intended to re-examine current statutory accounting practices and to ensure uniform accounting treatment from a regulatory standpoint. Many of the changes to statutory accounting are based on generally accepted accounting principles with modifications that emphasize the concept of conservatism and solvency inherent in statutory accounting. The accounting mandated by the codification applies commencing January 1, 2001. Statutory accounting changes resulting from this codification will not have an effect on the financial statements prepared in accordance with GAAP, which have been included in this document and filed with the Securities and Exchange Commission. The effect on NCRIC's statutory surplus on January 1, 2001 is an increase of $1.2 million. This increase is mainly due to the effect of accounting changes related to the implementation of deferred taxes and the removal of the excess of statutory reserves over statement reserves penalty, offset by charges to surplus for overdue receivables.

     NAIC IRIS ratios. The NAIC Insurance Regulatory Information System (IRIS), is an early warning system that is primarily intended to be utilized by the state and District of Columbia insurance department regulators to assist in their review and oversight of the financial condition and results of operations of insurance companies operating in their respective jurisdictions. IRIS is a ratio analysis system that is administered by the NAIC. The NAIC provides the state and District of Columbia insurance department regulators with ratio reports for each insurer within their jurisdiction based on standardized annual financial statements submitted by the insurers. IRIS identifies 12 ratios to be analyzed for a property-casualty insurer, and specifies a range of values for each of these ratios. The ratios address various aspects of each insurer's financial condition and stability including profitability, liquidity, reserve adequacy and overall analytical ratios. Departure from the usual range of a ratio may require the submission of an explanation to the state or District of Columbia insurance regulator. Departure from the usual range on four or more ratios may lead to increased regulatory oversight.

     For 2000, NCRIC's subsidiary CML was outside the usual range on three ratios. The ratio results were impacted by two primary factors: the rapid increase in new premium written in CML and the increase in severity of losses, particularly the adverse development in losses of one prior year. In the opinion of management, because of the reasons for the ratio results for the current year, the ratio results are not indicative of operational problems in this subsidiary. For 1999 and 1998, another subsidiary, NCRIC, Inc., was outside the usual range for two ratios as the result of fluctuations in reinsurance ceded premiums under the swing rated reinsurance program.

     NAIC risk-based capital. The NAIC has established a methodology for assessing the adequacy of each insurer's capital position based on the level of statutory surplus and an evaluation of the risks in the insurer's product mix and investment portfolio profile. This risk-based capital or "RBC" formula is designed to allow state and District of Columbia insurance regulators to identify potentially under-capitalized companies. For property-casualty insurers, the formula takes into account risks related to the insurer's assets - including risks related to its investment portfolio and the insurer's liabilities - including risks related to the adverse development of coverages underwritten. The RBC rules provide for different levels of regulatory attention depending on the ratio of the insurer's total adjusted capital to the "authorized control level" of RBC. For all periods presented, NCRIC's and Commonwealth Medical Liability Insurance Company's total adjusted capital levels were significantly in excess of the authorized control level of RBC. As a result, the RBC requirements are not expected to have an impact upon NCRIC's operations. Following is a presentation of the total adjusted capital for NCRIC and Commonwealth Medical Liability Insurance Company compared to the authorized control level of RBC:

                           Authorized Control Level
                              Risk-based Capital       Total Adjusted Capital
                              ------------------       ----------------------
                               NCRIC       CML          NCRIC           CML
                              ------      ------       -------        -------
                                            (in millions)

December 31, 2000...........   $3.7       $0.19          $29.8         $4.5
             1999...........    4.1        0.17           29.2          5.0
             1998...........    4.5        0.15           24.1          5.0

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

     o    the availability of bank financing and reinsurance;
     o    the mutual holding company structure; and
     o    uncertainties associated with NCRIC Group's acquisition strategy.

     Other factors not currently anticipated by management may also materially and adversely affect NCRIC Group's results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

     NCRIC's investment portfolio is exposed to various market risks, including interest rate and equity price risk. Market risk is the potential for financial losses due to the decrease in the value or price of an asset resulting from broad movements in prices. At December 31, 2000, fixed maturity securities comprised 93% of total investments at market value. U.S. government and tax-exempt bonds represent 30% of the fixed maturity securities. Equity securities, consisting primarily of preferred stock, account for the remainder of the investment portfolio. NCRIC has classified its investments as available for sale.

     Because of the high percentage of fixed maturity securities, interest rate risk represents the highest exposure NCRIC has on its investment portfolio. In general, the market value of NCRIC's fixed maturity portfolio increases or decreases in an inverse relationship with fluctuation in interest rates. During periods of rising interest rates, the fair value of NCRIC's investment portfolio will generally decline resulting in decreases in NCRIC's stockholders' equity. Conversely, during periods of falling interest rates, the fair value of NCRIC's investment portfolio will generally increase resulting in increases in NCRIC's stockholders' equity. In addition, NCRIC's net investment income increases or decreases in a direct relationship with interest rate changes on monies reinvested from maturing securities and investments of positive cash flow from operating activities.

     Generally, the longer the duration of the security, the more sensitive the asset is to market interest rate fluctuations. To control the adverse effects of the changes in interest rates, NCRIC's investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. NCRIC's investment policy also provides that all security purchases be limited to rated securities or unrated securities approved by management on the recommendation of NCRIC's investment advisor. Approximately 69% of the portfolio is Treasury or Agency related or rated AAA, the highest rating for a security.

     One common measure of the interest sensitivity of fixed maturity securities is effective duration. Effective duration utilizes maturities, yields, and call terms to calculate an average age of expected cash flows. The following table shows the estimated fair value of NCRIC's fixed maturity portfolio based on fluctuations in the market interest rates.

                                                   Projected Market Value
    Yield Change (bp)          Market Yield            (in thousands)
    -----------------          ------------            --------------
          -300                     3.24                     $112.1
          -200                     4.24                      106.8
          -100                     5.25                      101.9
     Current Yield**               6.25                       97.2
           100                     7.25                       92.5
           200                     8.26                       88.1
           300                     9.26                       83.9

     **   Current yield is as of December 31, 2000.

     The actual impact of the market interest rate changes on the securities may differ from those shown in the sensitivity analysis above.

Item 8.

                          INDEX TO FINANCIAL STATEMENTS

                                                                        Page

NCRIC GROUP, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT                                             69

Consolidated Balance Sheets as of December 31, 2000 and 1999             70

Consolidated Statements of Operations for the Years Ended
   December 31, 2000, 1999, and 1998                                     71

Consolidated Statements of Stockholders' Equity for the Years Ended
   December 31, 2000, 1999, and 1998                                     72

Consolidated Statements of Cash Flows for the Years Ended
   December 31, 2000, 1999, and 1998                                     73

Notes to Consolidated Financial Statements for the Years Ended
   December 31, 2000, 1999, and 1998                                     74

Schedule I - Summary of Investments - Other Than Investments
               in Related Parties                                        92

Schedule II - Condensed Financial Information of Registrant              93

Schedule III - Supplementary Insurance Information                       97

Schedule IV - Reinsurance                                                98

Schedule V - Valuation and Qualifying Accounts                           99

Schedule VI - Supplemental Information Concerning Property -
                Casualty Insurance Companies                            100

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
   NCRIC Group, Inc. and Subsidiaries
Washington, D.C.

We have audited the accompanying consolidated balance sheets of NCRIC Group, Inc. and Subsidiaries (the Company) as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ending December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NCRIC Group, Inc. and Subsidiaries as of December 31, 2000 and 1999, and the results of their operations, and their cash flows for each of the three years in the period ending December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional schedules listed in the table of contents are presented for the purpose of additional analysis and are not a required part of the basic financial statements. The additional schedules are the responsibility of the Company's management. Such information has been subjected to the auditing procedures applied in our audits of the basic financial statements and, in our opinion, is fairly stated in all material respects when considered in relation to the basic financial statements taken as a whole.

Deloitte & Touche LLP

February 5, 2001
McLean, Virginia

NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2000 AND 1999 (IN THOUSANDS, EXCEPT FOR SHARE DATA)
---------------------------------------------------------------------------------------------------------------

                                                                                        2000           1999
ASSETS

INVESTMENTS:
       Securities available for sale, at fair value:
            Bonds and U.S.Treasury Notes                                               $  91,482      $  90,937
            Equity securities                                                              6,563          4,155
                                                                                       ---------      ---------
                  Total securities available for sale                                     98,045         95,092
OTHER ASSETS:
       Cash and cash equivalents                                                           3,972          5,407
       Reinsurance recoverable                                                            27,549         26,627
       Goodwill, net                                                                       6,218          4,928
       Deferred income taxes                                                               1,918          3,298
       Other assets                                                                        8,162          5,595
                                                                                       ---------      ---------
TOTAL ASSETS                                                                           $ 145,864      $ 140,947
                                                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:

       Losses and loss adjustment expenses:
            Losses                                                                     $  55,785      $  56,462
            Loss adjustment expenses                                                      25,349         27,820
                                                                                       ---------      ---------
                  Total losses and loss adjustment expenses                               81,134         84,282
       Other liabilities:
            Retrospective premiums accrued under
                  reinsurance treaties                                                     5,478          7,164
            Unearned premiums                                                             11,472          8,898
            Other liabilities                                                              6,331          4,808
                                                                                       ---------      ---------
TOTAL LIABILITIES                                                                        104,415        105,152
                                                                                       ---------      ---------

COMMITMENTS AND CONTINGENCIES (Notes 5, 6, and 9)

STOCKHOLDERS' EQUITY:
       Common stock  $0.01  par  value -  10,000,000  shares  authorized;  as of
            December 31, 2000,  3,725,355  shares issued and outstanding (net of
            17,500 treasury shares); as of December 31,
            1999, 3,742,855 shares issued and outstanding                                     37             37
       Additional paid in capital                                                          9,455          9,433
       Unallocated common stock held by the ESOP                                            (889)          (993)
       Unallocated common stock held by the stock award plan                                (476)          (518)
       Accumulated other comprehensive loss                                                 (744)        (2,866)
       Retained earnings                                                                  34,197         30,702
       Treasury stock, at cost                                                              (131)             -
                                                                                       ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                                                41,449         35,795
                                                                                       ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                             $ 145,864      $ 140,947
                                                                                       =========      =========


See notes to consolidated financial statements.


NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------

                                                                                        2000           1999           1998
REVENUES:

       Net premiums earned                                                               $14,611        $14,666        $18,459
       Net investment income                                                               6,407          6,089          5,996
       Net realized investment (losses) gains                                                 (5)           (71)           159
       Practice management and related income                                              5,317          4,576             78
       Other income                                                                          470            373            357
                                                                                         -------        -------        -------
                  Total revenues                                                          26,800         25,633         25,049
                                                                                         -------        -------        -------

EXPENSES:

       Losses and loss adjustment expenses                                                11,946         12,867         15,677
       Underwriting expenses                                                               3,591          3,010          3,858
       Practice management and related expenses                                            4,970          4,845            378
       Other expenses                                                                      1,237          1,439          1,510
                                                                                         -------        -------        -------
                  Total expenses                                                          21,744         22,161         21,423
                                                                                         -------        -------        -------
INCOME BEFORE INCOME TAXES                                                                 5,056          3,472          3,626
                                                                                         -------        -------        -------
INCOME TAX PROVISION                                                                       1,561            967          1,079
                                                                                         -------        -------        -------
NET INCOME                                                                               $ 3,495        $ 2,505        $ 2,547
                                                                                         =======        =======        =======

OTHER COMPREHENSIVE INCOME GAIN (LOSS), NET OF TAX:
       Unrealized holding gains (losses) on securities                                     2,119         (4,835)         1,122
       Reclassification adjustment for gains (losses) included in net income                   3            (47)           105
                                                                                         -------        -------        -------
OTHER COMPREHENSIVE INCOME GAIN (LOSS)                                                     2,122         (4,882)         1,227
                                                                                         -------        -------        -------
COMPREHENSIVE INCOME (LOSS)                                                              $ 5,617       $ (2,377)       $ 3,774
                                                                                         =======       ========        =======

Net income per common share:

Basic                                                                                     $ 0.99         $ 0.90            N/A
                                                                                         =======       ========        =======
Diluted                                                                                   $ 0.98         $ 0.90            N/A
                                                                                         =======       ========        =======

See notes to consolidated financial statements.


NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998  (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------------

                                                                      Unallocated           Accumulated
                                            Additional   Unallocated     Stock                 Other                    Total
                                   Common     Paid In        ESOP        Award    Treasury  Comprehensive   Retained  Stockholders'
                                   Stock      Capital       Shares       Shares    Stock    Income (Loss)   Earnings    Equity
                                   -----      -------       ------       ------    -----    -------------   --------    ------
BALANCE, JANUARY 1, 1998          $     -     $   797     $       -    $       -  $     -     $     789    $  25,900    $ 27,486

Net income                              -           -             -            -        -             -        2,547       2,547

Other comprehensive income              -           -             -            -        -         1,227            -       1,227

Capital contribution from parent        -           1             -            -        -             -            -          1

Stock split                            22         (22)            -            -        -             -            -          -

Cash dividend to stockholder            -           -             -            -        -             -         (250)      (250)
                                ----------  ----------   -----------   ---------- --------  ------------   ---------  ----------

BALANCE, DECEMBER 31, 1998             22         776             -            -        -         2,016       28,197     31,011

Net income                              -           -             -            -        -             -        2,505      2,505

Other comprehensive loss                -           -             -            -        -        (4,882)           -     (4,882)

Issuance of common stock               15       8,647        (1,036)        (518)       -             -            -      7,108

ESOP shares released                    -          10            43            -        -             -            -         53
                                ----------  ----------   -----------   ---------- --------  ------------   ---------  ----------

BALANCE, DECEMBER 31, 1999             37       9,433          (993)        (518)       -        (2,866)      30,702     35,795

Net income                              -           -             -            -        -             -        3,495      3,495

Other comprehensive income              -           -             -            -        -         2,122            -      2,122

Acquistion of treasury stock            -           -             -            -     (131)            -            -       (131)

Shares released                         -          22           104           42        -             -            -        168
                                ----------  ----------   -----------   ---------- --------  ------------   ---------  ----------

BALANCE, DECEMBER 31, 2000        $    37     $ 9,455     $    (889)   $    (476) $  (131)    $    (744)   $  34,197  $  41,449
                                ==========  ==========   ===========   ========== ========  ============   =========  ==========

See notes to consolidated financial statements.


NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998 (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------------------

                                                                                           2000           1999           1998

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                        $ 3,495        $ 2,505        $ 2,547
       Adjustments to reconcile net income
            to net cash flows from operating activities:
                  Net realized investment losses (gains)                                       5             71           (159)
                  Amortization and depreciation                                              656            651            235
                  Deferred income taxes                                                      288          1,734           (579)
                  Stock released for coverage of benefit plans                               168             53              -
                  Changes in assets and liabilities:
                        Reinsurance recoverable                                             (922)        (1,683)        (7,867)
                        Other assets                                                      (2,236)          (543)          (252)
                        Losses and loss adjustment expenses                               (3,148)          (313)        12,565
                        Retrospective premiums accrued under
                             reinsurance treaties                                         (1,686)           672         (7,270)
                        Unearned premiums                                                  2,574          2,445          2,945
                        Other liabilities                                                    (28)        (1,243)           838
                                                                                         -------        -------        -------
                        Net cash flows (used in) provided by operating activities           (834)         4,349          3,003
                                                                                         -------        -------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investments                                                          (10,286)       (72,341)       (58,781)
       Sales, maturities and redemptions of investments                                   10,543         66,129         58,811
       Investment in purchased business, net of cash acquired                                  -         (5,238)             -
       Purchases of property and equipment                                                  (727)          (383)          (766)
                                                                                         -------        -------        -------
                        Net cash flows used in investing activities                         (470)       (11,833)          (736)
                                                                                         -------        -------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from the issuance of common stock                                          -          6,808              1
       Payment to acquire treasury stock                                                    (131)             -              -
       Dividend to stockholder                                                                 -              -           (250)
                                                                                         -------        -------        -------
                        Net cash flows (used in) provided by financing activities           (131)         6,808           (249)
                                                                                         -------        -------        -------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   (1,435)          (676)         2,018
                                                                                         -------        -------        -------
CASH AND CASH EQUIVALENTS,
       BEGINNING OF YEAR                                                                   5,407          6,083          4,065
                                                                                         -------        -------        -------
CASH AND CASH EQUIVALENTS,
       END OF YEAR                                                                       $ 3,972        $ 5,407        $ 6,083
                                                                                         =======        =======        =======
SUPPLEMENTARY INFORMATION:
       Cash paid for income taxes                                                        $ 1,375        $   100        $   700
                                                                                         =======        =======        =======
       Interest paid                                                                     $     -        $   120        $     -
                                                                                         =======        =======        =======

See notes to consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
-----------------------------------------------------

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

            Gross offering proceeds                            $ 10,360
            Less offering expenses                               (1,998)
                                                               --------
                  Net proceeds                                    8,362
            Less: ESOP loan                                      (1,036)
                  Stock Award Plan loan                            (518)
                                                               ---------
            Net proceeds, as adjusted                          $  6,808
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

         Tail coverage is offered for doctors terminating their insurance policies. This coverage extends ad infinitum the period in which to report future claims resulting from incidents occurring while a claims-made policy was in effect. Beginning in 1988, prior acts insurance coverage was first issued, subject to underwriting criteria for new insureds. Such coverage extends the effective date of claims-made policies to designated periods prior to initial coverage.

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

         Goodwill - Goodwill arising from the Company's acquisition of the outstanding shares of HealthCare Consulting, Inc., all of the outstanding interests of HCI Ventures, LLC, and all the assets of Employee Benefit Services is amortized on a straight-line basis over 20 years. Goodwill is shown net of accumulated amortization of $525,000 and $259,000 as of December 31, 2000 and 1999, respectively.

         Property and Equipment - Fixed assets are recorded at cost and reported as a component of other assets. Depreciation is recorded using the straight-line method over estimated useful lives ranging from three to five years for computer software and equipment and furniture and fixtures and ten years for leasehold improvements. The balances of fixed assets at December 31, 2000 and 1999 of $1,542,000 and $1,219,000, respectively, are net of accumulated depreciation of $1,477,000 and $1,066,000.

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

         The Company protects itself from excessive losses by reinsuring certain levels of risk in various areas of exposure. Amounts recoverable from reinsurance are estimated in a manner consistent with the loss and loss adjustment expense reserve associated with the reinsured loss.

         Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. The Company files a consolidated Federal income tax return.

         Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the years ended December 31, 2000 and 1999, the Company did not find it necessary to record a provision for impairment of assets.

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

         Revenue Recognition - Premiums revenue is earned pro rata over the terms of the policies. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums. In 2000, 1999, and 1998, the Company declared renewal credit dividends to its policyholders, which are payable in the form of a premium credit on the succeeding year's policy premiums. Policyholder renewal credit dividends are accrued as reductions to premium income in the policy year declared.

         Practice management revenue is recognized as services are performed under terms of management and other contracts. Revenue is generally billed in the month following the performance of related services.

         New Accounting Pronouncements and Standards - In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, SAB No. 101, summarizing certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Based on a review of the Company's revenue recognition polices, the impact of adopting SAB No. 101 is not material to its financial statements.

         In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). SFAS 133 requires companies to recognize all derivative contracts as either assets or liabilities in the balance sheet and to measure them at fair value. SFAS 133, as amended by SFAS 138, is effective for all fiscal quarters of fiscal years beginning after June 15, 2000. The Company will adopt SFAS 133, as amended, on January 1, 2001. The adoption of this standard will not have a material effect on the financial position or results of operations of the Company.

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

         The acquisition has been accounted for using the purchase method. Goodwill is amortized over 20 years on a straight-line basis. The contingent payments would be additions to goodwill and would be amortized over 20 years.

         The acquired companies achieved the earnings target for 2000. The resulting contingent purchase payment of $1,550,000 is due to be paid on March 31, 2001. This payment has been added to the balance of goodwill and accrued as a liability as of December 31, 2000.

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

         The following pro forma information presents the results of operations for the year ended December 31, 1998 as though the acquisition had occurred at January 1, 1998 (in thousands):

                                            NCRIC     Acquired         Pro forma
                                            Group     Companies        Combined
                                          --------    ---------        --------
         Revenue. . . . . . . . . . .     $ 25,049     $ 4,975         $ 30,024
         Net Income . . . . . . . . .        2,547         436            2,983

3.       INITIAL PUBLIC OFFERING

         The initial public offering (IPO) of common stock closed on July 29, 1999 for a total offering of 1,480,000 shares with net proceeds of $8.4 million.

         The composition of shares issued in conjunction with the IPO is as follows (in thousands):

            Issued in initial public offering                   1,480
            Issued to NCRIC Holdings                            2,220
                                                                -----
                                                                3,700

            Issued in exchange of convertible notes                43
                                                                -----
                  Total shares issued July 29, 1999             3,743

            ESOP loan shares                                     (148)
            Stock Award Plan loan shares                          (74)
                                                                -----
                  Net shares outstanding as of July 29, 1999    3,521
                                                                =====

         The 2,220,000 shares issued to NCRIC Holdings has been recognized as a stock split in which its initial 1,000 shares of outstanding stock were replaced by 2,220,000 shares effective with the conclusion of the IPO retroactive to December 31, 1998.

4.       INVESTMENTS

         The following tables show the amortized cost and fair value of investments (in thousands):

                                                                  Gross            Gross
                                               Amortized       Unrealized        Unrealized          Fair
                                                  Cost            Gains            Losses            Value
                                               ---------       ----------        ---------       ----------
As of December 31, 2000                                              (in thousands)
U.S. Government and agencies.............      $  13,037       $      490        $     (14)      $   13,513
Corporate................................         32,301              181           (1,763)          30,719
Tax-exempt obligations...................         15,379              631                -           16,010
Asset and mortgage-backed securities.....         31,335              208             (303)          31,240
                                               ---------       ----------        ---------       ----------

                                                  92,052            1,510           (2,080)          91,482
Equity securities........................          7,121               45             (603)           6,563
                                               ---------       ----------        ---------       ----------

Total....................................      $  99,173       $    1,555        $  (2,683)      $   98,045
                                               =========       ==========        =========       ==========


As of December 31, 1999
U.S. Government and agencies.............      $  13,937       $       --        $    (716)      $   13,221
Corporate................................         27,842               25           (1,605)          26,262
Tax-exempt obligations...................         14,058               22             (289)          13,791
Asset and mortgage-backed securities.....         38,907                2           (1,246)          37,663
                                               ---------       ----------        ---------       ----------
                                                  94,744               49           (3,856)          90,937
Equity securities........................          4,691               --             (536)           4,155
                                               ---------       ----------        ---------       ----------

Total....................................      $  99,435       $       49        $  (4,392)      $   95,092
                                               =========       ==========        =========       ==========

         The amortized cost and fair value of debt securities at December 31, 2000 and 1999, are shown by maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                     December 31, 2000        December 31, 1999
                                                   ---------------------    ---------------------
                                                    Amortized    Fair        Amortized   Fair
                                                      Cost       Value         Cost      Value
                                                    ---------  --------      ---------  --------
                                                                    (in thousands)
Due in one year or less ...................         $     300  $    299      $     846  $    846
Due after one year through five years .....            19,717    19,771         13,029    12,730
Due after five years through ten years ....            17,203    17,456         19,457    18,705
Due after ten years .......................            23,497    22,716         22,505    20,993
                                                    ---------  --------      ---------  --------
                                                       60,717    60,242         55,837    53,274
Asset and mortgage-backed securities ......             7,121     6,563          4,691     4,155
Equity securities .........................            31,335    31,240         38,907    37,663
                                                    ---------  --------      ---------  --------
Total .....................................         $  99,173  $ 98,045      $  99,435  $ 95,092
                                                    =========  ========      =========  ========

         Proceeds from bond maturities and redemptions of available for sale investments during the years ended December 31, 2000, 1999, and 1998, were $10.5 million, $66.1 million, and $58.8 million, respectively. Gross gains of $16,000, $260,000, and $521,000, and gross losses of $21,000, $331,000, and $362,000, were realized on bond redemptions and available for sale investments during years ended December 31, 2000, 1999, and 1998, respectively.

         For the years ended December 31, 2000 and 1999, net investment income earned was as follows (in thousands):


                                                      2000            1999
                                                    --------        -------

            U. S Government and agencies            $    811        $   988
            Corporate                                  2,252          1,424
            Tax-exempt obligations                       727            723
            Asset and mortgage-backed securities       2,167          2,584
            Equity securities                            360            289
            Short term investments                       381            412
                                                    --------        -------

            Total investment income earned             6,698          6,420
            Investment expenses                         (291)          (331)
                                                    --------        -------
            Net investment income                   $  6,407        $ 6,089
                                                    ========        =======


5.       LIABILITIES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

         Liabilities for unpaid losses and loss adjustment expenses represent an estimate of the ultimate net cost of all losses that are unpaid at the balance sheet date, and are based on the loss and loss adjustment expense factors inherent in the Company's experience and expectations. Estimation factors used by the Company reflect current case-basis estimates (supplemented by industry statistical data) and give effect to estimates of trends in claim severity and frequency. These estimates are continually reviewed, and adjustments, reflected in current operations, are made as deemed necessary.

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

         Activity in the liabilities for losses and loss adjustment expenses is summarized as follows (in thousands):

                                                                 Year Ended December 31,
                                                   --------------------------------------------
                                                      2000              1999            1998
                                                   ----------        ----------       ---------
                                                                   (in thousands)
BALANCE, Beginning of year...................       $ 84,282          $ 84,595        $ 72,031
Less reinsurance recoverable on
  unpaid claims..............................         25,815            24,546          17.077
                                                    ---------         ---------       ---------
NET BALANCE..................................         58,467            60,049          54,954
  Incurred related to:
    Current year.............................         17,829            20,795          19,140
    Prior year...............................         (5,883)           (7,928)         (3,463)
                                                   ---------         ---------       ---------
      Total paid.............................         11,946            12,867          15,677
                                                   ---------         ---------       ---------
  Paid related to:
    Current year.............................            917               817           1,247
    Prior year...............................         15,674            13,632           9,335
                                                   ---------         ---------       ---------
      Total paid.............................         16,591            14,449          10,582
                                                   ---------         ---------       ---------

NET BALANCE .................................         53,822            58,467          60,049
Plus reinsurance recoverable on
  unpaid claims .............................         27,312            25,815          24,546
                                                   ---------         ---------       ---------
BALANCE, End of year.........................      $  81,134         $  84,282       $  84,595
                                                   =========         =========       =========

         The net reduction in incurred losses related to prior years represents development of net losses incurred in prior years. This development results from the re-estimation and settlement of individual losses not covered by reinsurance, which are generally losses under $500,000. The 2000 change is primarily reflective of the favorable loss development for the 1994, 1996, 1998, and 1999 loss years, partially offset by adverse development in the 1995 loss year; whereas, the 1999 change is primarily reflective of the favorable loss development for the 1992 through 1996 loss years. The 1998 change is primarily reflective of the favorable loss development for the 1993 through 1995 loss years. The reduced level of favorable development in 2000 compared to 1999 reflects the increase in severity, which reflects the growing size of plaintiff verdicts and settlements.

6.       REINSURANCE AGREEMENTS

         The Company has reinsurance agreements that allow the Company to write policies with higher coverage limits than it is individually capable or desirous of retaining by reinsuring the amount in excess of its retention. The Company has both excess of loss treaties and quota share treaties.

         The Company is contingently liable in the event the reinsurers are unable to meet their obligations under these contracts. There were unused letters of credit executed by reinsurers in favor of the Company of $149,000 and $170,000 at December 31, 2000 and 1999, respectively. Such letters of credit are issued as security against ceded losses recoverable in the future.

         The effect of reinsurance on premiums written and earned for the periods ended are as follows (in thousands):

                                           December 31,
               -----------------------------------------------------------------
                        2000                   1999                  1998
               --------------------   --------------------   -------------------
                Written     Earned     Written     Earned     Written    Earned

Direct          $22,727    $19,965     $21,353    $18,832     $19,214   $16,270
Ceded
  Current year   (7,746)    (5,982)     (7,545)    (6,395)     (6,021)   (5,623)
  Prior year      1,872      1,872       3,418      3,418       9,712     9,712
                -------    -------     -------    -------     -------   -------
Total ceded      (5,874)    (4,110)     (4,127)    (2,977)      3,691     4,089
                -------    -------     -------    -------     -------   -------
Net             $16,853    $15,855     $17,226    $15,855     $22,905   $20,359
                =======    =======     =======    =======     =======   =======

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

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

                                                    December 31,
                                            -------------------------
                                               2000             1999
                                            --------          -------
Deferred tax assets:
  Unearned premiums                         $    825          $   647
  Discounted loss reserves                     2,755            2,891
  Fair valuation of investments                  383            1,477
  Depreciation and amortization                   17               17
  Minimum tax credit carryforward                 --              219
  State taxes                                     10               --
  Other                                          271               --
                                            --------          -------
                                               4,261            5,251
Deferred tax liabilities:
  Changes in tax accounting method          $ (2,208)         $(1,852)
  Other                                         (135)            (101)
                                            --------          -------
                                              (2,343)          (1,953)

Net deferred tax assets                     $  1,918          $ 3,298
                                            ========          =======

         The income tax provision consists of the following:

                                       Year Ended December 31,
                                    -----------------------------
                                       2000                1999
                                    ---------            --------
         Federal:
            Current                 $   1,220            $   (810)
            Deferred                      298               1,742
                                    ---------            --------
                                        1,518                 932
                                    ---------            --------

         State:
            Current                        53                  43
            Deferred                      (10)                 (8)
                                    ---------            --------
                                           43                  35
                                    ---------            --------
                                    $   1,561            $    967
                                    =========            ========

         Federal income tax expense differs from that calculated using the established corporate rate primarily due to nontaxable investment income as follows (in thousands):

                                                        Year Ended December 31,
                            -----------------------------------------------------------------------------
                                    2000                        1999                        1998
                            ------------------------    -----------------------    ----------------------
                                        % of Pretax                 % of Pretax               % of Pretax
                             Amount       Income         Amount       Income        Amount      Income
Federal income tax at
  at statutory rates        $ 1,719        34%          $ 1,180        34%         $ 1,233       34%
Tax-exempt income              (209)       (4)             (250)       (7)            (321)      (9)
Dividends received              (73)       (1)              (59)       (2)             (69)      (2)
Reorganization costs              -         -                 -         -              221        6
Goodwill                         74         1                74         2                -        -
Other                            50         1                22         1               15        1
                            -------        --           -------        --          -------       ---
Income tax at
  effective rates           $ 1,561        31%          $   967        28%           1,079       30%
                            =======        ===          =======        ===         =======       ===

8.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                                  For the year ended    For the year ended
                                                                  December 31, 2000     December 31, 1999
                                                                  -----------------     -----------------
         Net income                                                  $    3,495             $    2,505
                                                                     ===========            ==========

         Weighted average common shares outstanding - basic               3,526                  2,777
         Dilutive effect of stock options                                    33                      6
                                                                     ----------             ----------
         Weighted average common shares outstanding - diluted             3,559                  2,783
                                                                     ----------             ----------

         Net income per common share:
         Basic                                                       $     0.99             $     0.90
                                                                     ==========             ==========
         Diluted                                                     $     0.98             $     0.90
                                                                     ==========             ==========


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

9.       COMMITMENTS

         NCRIC entered into an operating lease for new office space located in Washington, D.C., effective on April 15, 1998. The lease terms are for 10 years with a monthly base rent of $35,000 and a 2.0% annual escalator. The Company also maintains office space in Lynchburg, Richmond, and Fredericksburg, Virginia as well as in Greensboro, North Carolina.

         As of December 31, 2000, the future minimum annual commitments under noncancellable leases are as follows (in thousands):

                  2001                             $    652,000
                  2002                                  568,000
                  2003                                  505,000
                  2004                                  497,000
                  2005                                  507,000
                  Thereafter                          1,223,000
                                                   ------------

                  Total                            $  3,952,000
                                                   ============

         Rent expense during the years ended December 31, 2000 and 1999 was $678,000 and $676,000, respectively.

         On December 22, 1997, NCRIC entered into a line-of-credit agreement with a bank for $2,500,000. This line of credit is unsecured and renewable. As of December 31, 2000, NCRIC had not drawn on this facility.

         NCRIC has established two letters of credit to secure specified amounts of appellate bonds for cases which are in the District of Columbia appellate process. As of December 31, 2000, these letters of credit totaled $2.0 million.

         The Company and its subsidiaries have entered into six employment agreements with certain key employees. These agreements include covenants not to compete and provide for aggregate annual compensation of $1.1 million. Another agreement provides an employee with severance based on his final

         12 month's compensation. The Company's estimated obligation for such severance of $90,000 is reflected as an other liability as of December 31, 2000 and 1999.

         Under terms of the purchase agreement between NCRIC Group and the previous owners of HealthCare Consulting, Inc., HCI Ventures, LLC, and Employee Benefits Services, Inc., contingent payments totaling $3.1 million could be paid in cash if the acquired companies achieve earnings targets in 2000, 2001, and 2002. During 2000, the earnings targets were met, and NCRIC Group will pay the prior owners $1.55 million on March 31, 2001. This payment has been added to the balance of goodwill and accrued as a liability as of December 31, 2000.

         One of the Company's subsidiaries has entered into a contract to purchase new policy administration software; future payments under the contract are required as services are completed by the vendor and total $35,000 as of December 31, 2000.

10.      BENEFIT PLANS

         Defined Contribution Plans - NCRIC sponsors a defined contribution 401(k) profit-sharing plan. Employees who are 21 years or older and have completed 90 days of service are eligible for participation in the plan. Employees may elect to contribute 1 to 15% of total compensation, and all contributions are 100% vested. NCRIC is not required to make matching contributions to the plan, but may make discretionary contributions. Total contributions to the plan by NCRIC for the years ended December 31, 2000, 1999, and 1998, were $177,000, $171,000, and
         $140,000.

         NCRIC MSO sponsors two plans for its employees. The first plan is a defined contribution money purchase plan in which employees who are 21 years or older and have two years of service are eligible to participate. Under the plan, NCRIC MSO contributes 5% of each participant's total annual compensation. All contributions are 100% vested. The contributions from NCRIC MSO for the years ended December 31, 2000 and 1999, were $57,000 and $97,000.

         The second plan is a defined contribution 401(k) profit-sharing plan. Employees who are 21 years or older and have one year of service are eligible for participation in the plan. Employees may elect to contribute 1 to 15% of total compensation. All contributions are 100% vested. NCRIC MSO is not required to make matching contributions to the plan, but may make discretionary contributions. Total contributions to the plan by NCRIC MSO for the years ended December 31, 2000 and 1999, were $76,000 and $56,000.

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

         NCRIC Group accounts for compensation cost using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense was recognized since the stock options granted were at an exercise price equal to the fair market value of the common stock on the date the options were granted. Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, requires disclosure of the pro forma net income and earnings per share as if the Company had accounted for its stock options under the fair value method defined in that Statement.

         The exercise price per share for the 74,000 options outstanding at December 31, 2000 is $7.00. The weighted average remaining contractual life of those options is 8.6 years at December 31, 2000 and 9.6 years at December 31, 1999. There was no change in the number of options outstanding or the exercise price since December 31, 1999.

         The Company's pro forma information using the Black-Scholes valuation model follows:

                                                       2000         1999
                                                      ------       ------
         Pro forma net income (in thousands)          $3,431       $2,479
         Pro forma earnings per share - Basic         $ 0.97       $ 0.89
         Pro forma earnings per share - Diluted       $ 0.96       $ 0.89


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

         Employee Stock Ownership Plan - NCRIC Group has an ESOP for employees who have attained age 21 and completed one year of service. As part of the stock offering, the ESOP borrowed $1.0 million from NCRIC Group to purchase 148,000 shares which are held in a trust account for allocation among participants as the loan is repaid. For shares allocated to the accounts of the ESOP participants as the result of payments made to reduce the ESOP loan, the compensation charge is based upon the average fair value of the shares over the service period. Scheduled loan repayments on December 31, 2000 and 1999 have been made. During the years ended December 31, 2000 and 1999, contributions of $120,000 and $53,000 were made to the plan. During 2000, 14,800 shares were allocated to the plan. In 1999, 6,167 shares were allocated.

         Stock Award Plan - NCRIC Group has a stock award plan under which directors, officers and employees of Mutual Holding Company and its subsidiaries would be awarded common stock. As a part of the stock offering, the stock award plan borrowed $518,000 from NCRIC Group to purchase 74,000 shares which are held in a trust account for allocation among participants. Scheduled loan repayments on December 31, 2000 and 1999 have been made. On September 10, 2000, NCRIC Group granted 74,000 shares of common stock to directors and officers under its stock award plan. The compensation expense is measured at the fair value of the stock on the grant date, $7.875 per share, over the vesting period. For the year ended December 31, 2000, the expense was $47,200.

11.      STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

         The effects on these GAAP financial statements of the differences between the statutory basis of accounting prescribed or permitted by the District of Columbia Department of Insurance and Securities Regulation (DISR) and GAAP are summarized below (in thousands):

                                                         December 31,
                                          ----------------------------------------
                                             2000           1999            1998
                                          ---------      ---------        --------
POLICYHOLDERS' SURPLUS -
    STATUTORY BASIS                       $ 29,764       $ 29,212         $ 24,116
    Fair valuation of investments             (744)        (2,866)           2,016
    Deferred taxes                           1,535          1,821            3,781
    Group stock issuance                     7,145          7,108               --
    Nonadmitted assets and other             3,749            520            1,098
                                          ---------      ---------        --------
STOCKHOLDERS' EQUITY - GAAP BASIS         $ 41,449       $ 35,795         $ 31,011
                                          =========      =========        ========

NET INCOME - STATUTORY BASIS              $  4,409       $  5,528         $  2,577
    Deferred taxes                            (287)        (1,734)             579
    GAAP consolidation                        (627)        (1,289)            (609)
                                          ---------      ---------        --------

NET INCOME - GAAP BASIS                   $  3,495       $  2,505         $  2,547
                                          =========      =========        ========

         As of December 31, 2000, 1999, and 1998, statutory capital and surplus for NCRIC was sufficient to satisfy regulatory requirements. Each insurance company is restricted under the applicable Insurance Code as to the amount of dividends it may pay without regulatory consent.

         During 1999, NCRIC received permission from DISR to include as admitted assets its investments in asset-backed securities, which are not specifically authorized as permitted investments under D.C. regulations as the total investment exceeds five percent of total admitted assets.

         In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, is effective January 1, 2001. The effect on NCRIC's statutory surplus on January 1, 2001 is an increase of $1.2 million. This increase is primarily due to the effect of the recognition of deferred taxes and the removal of the excess of statutory reserves over statement reserves penalty, partially offset by charges to surplus for overdue premium receivables.

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

         The Company's reportable segments are strategic business units that offer different products and services and therefore are managed separately.

         Selected financial data is presented below for each business segment for the year ended December 31 (in thousands):

                                          2000           1999          1998
                                       --------       --------      --------
Insurance
Revenues from external customers       $ 14,990       $ 15,020      $ 18,806
Net investment income                     6,317          6,137         5,996
Depreciation and amortization               208            226           209
Segment profit(loss) before taxes         5,394          4,880         4,316
Segment assets                          137,618        134,482       133,780
Segment liabilities                     102,542        104,647       102,748
Expenditures for segment assets             677            252           540

                                         2000           1999          1998
                                       --------       --------      --------
Practice Management Services
Revenues from external customers       $  5,396       $  4,603      $     88
Net investment income                        84             53            --
Depreciation and amortization               448            425            26
Segment profit(loss) before taxes           456           (759)         (690)
Segment assets                            8,114          6,613           439
Segment liabilities                       2,541          1,294           281
Expenditures for segment assets              50            131           226

Total

Revenues from external customers       $ 20,386       $ 19,623      $ 18,894
Net investment income                     6,401          6,190         5,996
Depreciation and amortization               656            651           235
Segment profit(loss) before taxes         5,850          4,121         3,626
Segment assets                          145,732        141,095       134,219
Segment liabilities                     105,083        105,941       103,029
Expenditures for segment assets             727            383           766


         The following are reconciliations of reportable segment revenues, net investment income, assets, liabilities, and profit to the Company's consolidated totals (in thousands):

                                                                          2000             1999             1998
                                                                       ---------        ---------         --------
         Revenues:
          Total revenues for reportable segments                       $  20,386        $  19,623         $ 18,894
          Other income                                                        23                -                -
          Elimination of intersegment revenues                               (11)              (8)               -
                                                                       ---------        ---------         --------
          Consolidated total                                           $  20,398        $  19,615         $ 18,894
                                                                       =========        =========         ========

         Net Investment Income:
          Total investment income for reportable segments              $   6,401        $   6,190         $  5,996
          Elimination of intersegment income                                   -             (141)               -
          Other unallocated amounts                                            6               40                -
                                                                       ---------        ---------         --------
          Consolidated total                                           $   6,407        $   6,089         $  5,996
                                                                       =========        =========         ========

         Assets:
          Total assets for reportable segments                         $ 145,732        $ 141,095         $134,219
          Elimination of intersegment receivables                           (740)            (840)            (218)
          Elimination of affiliate receivables                               487             (282)            (443)
          Other unallocated amounts                                          385              974              768
                                                                       ---------        ---------         --------
          Consolidated total                                           $ 145,864        $ 140,947         $134,326
                                                                       =========        =========         ========

         Liabilities:
          Total liabilities for reportable segments                    $ 105,083        $ 105,941         $103,029
          Elimination of intersegment payables                              (740)            (840)            (218)
          Other liabilities                                                   72               51              504
                                                                       ---------        ---------         --------
          Consolidated total                                           $ 104,415        $ 105,152         $103,315
                                                                       =========        =========         ========

         Profit before taxes:
          Total profit for reportable segments                         $   5,850        $   4,121         $  3,626
          Other unallocated amounts                                         (794)            (649)               -
                                                                       ---------        ---------         --------
          Consolidated total                                           $   5,056        $   3,472         $  3,626
                                                                       =========        =========         ========

13.      TRANSACTIONS WITH AFFILIATES

         On December 31, 1998, in accordance with the Company's plan of reorganization, NCRIC, Inc. paid a dividend of $250,000 to its ultimate parent, Mutual Holding Company.

         Prior to the acquisition of HCI, NCRIC MSO paid HealthCare Consulting approximately $150,000 for services performed by HealthCare Consulting during 1998.

         NCRIC MSO rents an office building for one of its divisions from a partnership whose partners are HealthCare Consulting senior executives. For this property, NCRIC MSO paid approximately $62,000 in rent for the years ended December 31, 2000 and 1999.

         During 2000 and 1999, members of the Company's Board of Directors paid NCRIC MSO approximately $157,000 and $150,000, respectively, for practice management related services.

14.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of unaudited quarterly results of operations for 2000 and 1999:


Year Ended December 31, 2000
                                                   FIRST         SECOND       THIRD       FOURTH
                                                  -------       --------     -------     ---------
Premiums earned and other revenues                $ 5,106       $ 5,094      $ 5,224      $ 4,974
Net investment income                               1,594         1,588        1,632        1,593
Realized investment gains (losses)                     --            --           --           (5)
Net Income                                            878           851          842          924

Basic earned per share of common stock            $  0.25       $  0.24      $  0.24      $  0.26
Diluted earnings per share of common stock        $  0.25       $  0.24      $  0.24      $  0.26


Year Ended December 31, 1999
                                                   FIRST         SECOND       THIRD       FOURTH
                                                  -------       --------     -------     ---------
Premiums earned and other revenues                $ 4,939       $ 4,140      $ 4,641      $ 5,895
Net investment income                               1,418         1,496        1,567        1,608
Realized investment gains (losses)                     52          (199)          45           31
Net Income                                            299           581          775          850

Basic earned per share of common stock            $  0.14       $  0.27      $  0.25      $  0.24
Diluted earnings per share of common stock        $  0.14       $  0.27      $  0.25      $  0.24


NCRIC GROUP, INC. AND SUBSIDIARIES                                                                 SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2000
(IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------
                                                                                                  AMOUNT AT
                                                                                                WHICH SHOWN IN
TYPE OF INVESTMENT                                                COST (1)           VALUE      BALANCE SHEET

Fixed Maturities:
United States Government and government
  agencies and authorities                                         $ 13,037        $ 13,513         $ 13,513
States, municipalities, and political subdivisions                   15,379          16,010           16,010
All other corporate bonds                                            32,301          30,719           30,719
Asset and mortgage-backed securities                                 31,335          31,240           31,240
Redeemable preferred stocks                                           5,691           5,089            5,089
                                                                   --------        --------         --------
     Total fixed maturities                                          97,743          96,571           96,571

Equity securities:
Industrial, miscellaneous, and all other                                430             443              443
Nonredeemable preferred stocks                                        1,000           1,031            1,031
                                                                   --------        --------         --------
     Total equity securities                                          1,430           1,474            1,474

     Total investments                                             $ 99,173        $ 98,045         $ 98,045
                                                                   ========        ========         ========

(1) Original cost of equity securities, and, as to fixed maturities, original costs reduced by repayments and adjusted for amortization of premiums or accrual of discounts.


NCRIC GROUP, INC. AND SUBSIDIARIES (PARENT ONLY)                                                        SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEET
AS OF DECEMBER 31, 2000 AND 1999 (IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------

                                                                                      2000                   1999

ASSETS

INVESTMENTS:
          Investments in subsidiaries*                                              $ 39,767               $ 34,855
          Bonds                                                                            -                    743
                                                                                    --------               --------
              Total investments                                                       39,767                 35,598

OTHER ASSETS:
      Cash and cash equivalents                                                          106                      1
      Receivables                                                                        197                    125
      Property and equipment, net                                                        882                    348
      Due from subsidiaries                                                              487                      -
      Other assets                                                                        81                    103
                                                                                    --------               --------
TOTAL ASSETS                                                                        $ 41,520               $ 36,175
                                                                                    ========               ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Due to subsidiaries*                                                          $      -               $    282
      Other liabilities                                                                   71                     98
                                                                                    --------               --------
TOTAL LIABILITIES                                                                         71                    380
                                                                                    --------               --------

STOCKHOLDERS' EQUITY:
      Common  stock                                                                       37                     37
      Other stockholders' equity, including unrealized gains
         or losses on securities of subsidiaries                                      41,412                 35,758
                                                                                    --------               --------
TOTAL STOCKHOLDERS' EQUITY                                                            41,449                 35,795
                                                                                    --------               --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                          $ 41,520               $ 36,175
                                                                                    ========               ========

*    Eliminated in consolidation.

See notes to condensed financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES (PARENT ONLY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (IN THOUSANDS)
--------------------------------------------------------------------------------


                                                  2000            1999
REVENUES:
      Net investment income                     $       7       $     41
      Dividends from subsidiaries*                  1,500              -
      Other income                                     22              -
                                                ---------       --------

              Total revenues                        1,529             41
                                                ---------       --------

EXPENSES:
      Other operating expenses                        824            689
                                                ---------       --------

              Total expenses                          824            689
                                                ---------       --------
INCOME BEFORE EQUITY IN UNDISTRIBUTED
  EARNINGS OF SUBSIDIARIES                            705           (648)

Equity in undistributed earnings of                 2,790          3,153
  subsidiaries                                  ---------       --------
NET INCOME                                      $   3,495       $  2,505
                                                =========       ========


*    Eliminated in consolidation.

See notes to condensed financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES (PARENT ONLY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999 (IN THOUSANDS)
-------------------------------------------------------------------------------

                                                                            2000         1999

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                         $   3,495   $    2,505
      Adjustments to reconcile net income
          to net cash flows from operating activities:
      Equity in undistributed earnings of subsidiaries                      (2,790)      (3,153)
      Amortization and depreciation                                             70           66
      Stock released for coverage of benefit plans                             168            -
      Other changes in assets and liabilities:                                (846)        (134)
                                                                         ---------   ----------
                    Net cash flows from operating activities                    97         (716)
                                                                         ---------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments                                                   -       (1,463)
      Sales, maturities and redemptions of investments                         743          750
      Investment in purchased business                                           -       (5,238)
      Purchases of property and equipment                                     (604)        (141)
                                                                         ---------   ----------
                    Net cash flows from investing activities                   139       (6,092)
                                                                         ---------   ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from the issuance of common stock                             -        6,808
      Payment to acquire treasury stock                                       (131)           -
                                                                         ---------   ----------

                    Net cash flows from financing activities                  (131)       6,808

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        105            -
                                                                         ---------   ----------
CASH AND CASH EQUIVALENTS,
      BEGINNING OF YEAR                                                          1            1
                                                                         ---------   ----------
CASH AND CASH EQUIVALENTS,
      END OF YEAR                                                        $     106   $        1
                                                                         =========   ==========
SUPPLEMENTARY INFORMATION:
      Interest paid                                                      $       -   $      260
                                                                         =========   ==========

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
NCRIC GROUP, INC. AND SUBSIDIARIES (PARENT ONLY)
FOR THE YEARS ENDED DECEMBER 31, 2000 AND 1999


The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes of NCRIC Group, Inc. and Subsidiaries.

I.   REORGANIZATION

On December 31, 1998, National Capital Reciprocal Insurance Company consummated its plan of reorganization from a reciprocal insurer to a stock insurance company and became a wholly owned subsidiary of NCRIC Group, Inc. (Group) and converted into NCRIC, Inc. Group has no historical operations and was organized in December, 1998, as part of the plan to reorganize its corporate structure.

II.  BASIS OF PRESENTATION

In Group's  financial  statements,  investment in subsidiaries is stated at cost
plus  equity  in   undistributed   earnings  of   subsidiaries   since  date  of
reorganization plus unrealized gains and losses of subsidiaries' investments.

III. ACQUISITION

On January 4, 1999, Group acquired all of the outstanding shares of HealthCare Consulting, Inc., all of the outstanding interests of HCI Ventures, LLC, and all the assets of Employee Benefit Services. See Note 2 of the Notes to the Consolidated Financial Statements.

IV.  INVESTMENTS

See Investments in the Consolidated Financial Statements and in Note 4 of the Notes to the Consolidated Financial Statements.

V.   COMPREHENSIVE INCOME

See Comprehensive Income in the consolidated financial statements.

VI.  INCOME TAXES

Group and its eligible subsidiaries file a consolidated U.S Federal Income tax return. Income tax liabilities or benefits are recorded by each subsidiary based upon separate return calculations.

For further information on income taxes, see Income Taxes in Note 7 of the Notes to the Consolidated Financial Statements.

VII. ACCOUNTING CHANGES

For information concerning new accounting standards adopted in 2000 and 1999, see Note 1 of the Notes to the Consolidated Financial Statements.


NCRIC GROUP, INC. AND SUBSIDIARIES                                                                                      SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
DECEMBER 31, 2000, 1999, AND 1998
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                  AMORTIZATION
             DEFERRED    FUTURE POLICY              OTHER POLICY                       BENEFITS,  OF DEFERRED
              POLICY    BENEFITS, LOSSES,            CLAIMS AND              NET      LOSSES AND     POLICY     OTHER
           ACQUISITION    CLAIMS, AND     UNEARNED    BENEFITS   PREMIUM  INVESTMENT     LOSS     ACQUISITION  OPERATING    PREMIUMS
SEGMENT       COSTS      LOSS EXPENSES    PREMIUMS    PAYABLE    REVENUE    INCOME     EXPENSES      COSTS     EXPENSES     WRITTEN
-------       -----      -------------    --------    -------    -------    ------     --------      -----     --------     -------
Insurance:
2000          $ 252        $ 81,134       $ 11,472      $ -      $ 14,611  $ 6,407     $ 11,946      $ 645      $ 3,310    $ 22,727

1999          $ 136        $ 84,282       $  8,898      $ -      $ 14,666  $ 6,089     $ 12,867      $ 386      $ 2,945    $ 21,353

1998          $  33        $ 84,595       $  6,453      $ -      $ 18,459  $ 5,996     $ 15,677      $ 435      $ 3,823    $ 19,214


NCRIC GROUP, INC. AND SUBSIDIARIES                                  SCHEDULE IV
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                   CEDED        ASSUMED              PERCENTAGE
PROPERTY AND           GROSS      TO OTHER    FROM OTHER     NET     OF ASSUMED
LIABILITY INSURANCE    AMOUNT     COMPANIES    COMPANIES    AMOUNT    TO NET
-------------------    ------     ---------    ---------    ------    ------
2000                  $ 19,965    $ (4,110)      $ -       $ 15,855     0%

1999                  $ 18,832    $ (2,977)      $ -       $ 15,855     0%

1998                  $ 16,269    $  4,089       $ -       $ 20,358     0%


NCRIC GROUP, INC. AND SUBSIDIARIES                                   SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2000 AND 1999
(IN THOUSANDS)
--------------------------------------------------------------------------------
                             BALANCE AT   CHARGED TO                 BALANCE
                              BEGINNING    COSTS AND                  AT END
       DESCRIPTION             OF YEAR     EXPENSES     DEDUCTIONS   OF YEAR
       -----------             -------     --------     ----------   -------
2000
Allowance for Doubtful
   Accounts                  $      137     $  238        $   -      $ 350

1999
Allowance for Doubtful
   Accounts                  $      135     $   17        $   -      $ 137


NCRIC GROUP, INC. AND SUBSIDIARIES                                                                                       SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE COMPANIES
FOR THE YEARS ENDED DECEMBER 31, 2000, 1999, AND 1998
(IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------------------
                    RESERVE FOR                                                                AMORTIZATION
       DEFERRED    UNPAID CLAIMS                                         LOSS AND LOSS         OF  DEFERRED   PAID LOSS
        POLICY      AND  CLAIM                 NET        NET         ADJUSTMENT EXPENSES        POLICY        AND LOSS
      ACQUISITION   ADJUSTMENT    UNEARNED   PREMIUMS  INVESTMENT      RELATED TO : (1)        ACQUISITION    ADJUSTMENT   PREMIUMS
         COSTS       EXPENSES     PREMIUMS    EARNED     INCOME    CURRENT YEAR    PRIOR YEAR    COSTS        EXPENSES(1)  WRITTEN
         -----       --------     --------   --------  ----------  ------------    ----------    -----        -----------  --------
2000     $ 252       $ 81,134     $ 11,472   $ 14,611   $ 6,407      $ 17,829      $ (5,883)     $ 645         $ 16,591    $ 22,727

1999     $ 136       $ 84,282     $  8,898   $ 14,666   $ 6,089      $ 20,795      $ (7,928)     $ 386         $ 14,449    $ 21,353

1998     $  33       $ 84,595     $  6,453   $ 18,459   $ 5,996      $ 19,140      $ (3,463)     $ 435         $ 10,582    $ 19,214

(1)  Loss and loss adjustment expenses shown net of reinsurance

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         Not applicable.

PART III

Item 10. Directors and Officers of the Registrant

         Information  included in NCRIC Group,  Inc.'s Proxy  Statement  for its
         2001  Annual  Meeting  of  Shareholders   is  incorporated   herein  by
         reference.

Item 11. Executive Compensation

         Information  included in NCRIC Group,  Inc.'s Proxy  Statement  for its
         2001  Annual  Meeting  of  Shareholders   is  incorporated   herein  by
         reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

         Information  included in NCRIC Group,  Inc.'s Proxy  Statement  for its
         2001  Annual  Meeting  of  Shareholders   is  incorporated   herein  by
         reference.

Item 13. Certain Relationships and Related Transactions

         Information  included in NCRIC Group,  Inc.'s Proxy  Statement  for its
         2001  Annual  Meeting  of  Shareholders   is  incorporated   herein  by
         reference.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a) 1. Financial Statements. The following consolidated financial statements of NCRIC Group, Inc. and subsidiaries are included herein in accordance with Item 8 of Part II of this report.

         Independent Auditors' Report

         Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for the Years Ended December 31, 2000, 1999, and 1998
         Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2000, 1999, and 1998
         Consolidated Statements of Cash Flows for the Years Ended December 31, 2000, 1999, and 1998
         Notes to Consolidated Financial Statements for the Years Ended December 31, 2000, 1999, and 1998

     2. Financial Statement Schedules. The following consolidated financial statement schedules of NCRIC Group, Inc. and subsidiaries are included herein in accordance with Item 8 of Part II of this report.

         I.       Summary of  Investments  - Other Than  Investments  in Related
                  Parties
         II.      Condensed Financial Information of Registrant
         III.     Supplementary Insurance Information
         IV.      Reinsurance
         V.       Valuation and Qualifying Accounts
         VI.      Supplemental    Information    Concerning    Property-Casualty
                  Insurance Companies

     3.  Exhibits.  The following exhibits are filed as part of this report.

         3.1      Articles of Incorporation of NCRIC Group, Inc.*
         3.2      Bylaws of NCRIC Group, Inc.*
         4.0      Stock Certificate of NCRIC Group, Inc.*
         10.3     Stock Option Plan*
         10.4     Employee Stock Ownership Plan*
         10.5     Stock Award Plan*
         10.6     Employment  Agreement  between National Capital  Underwriters,
                  Inc and R. Ray Pate, Jr.*
         10.7     Amendment to Employment  Agreement  between NCRIC, Inc. and R.
                  Ray Pate, Jr.*
         10.8     Employment  Agreement  between National Capital  Underwriters,
                  Inc. and Stephen S. Fargis*
         10.9     Employment  Agreement between NCRIC Group, Inc. and Stephen S.
                  Fargis
         10.10    Employment Agreement between NCRIC, Inc. and Rebecca B. Crunk*
         10.11    Employment   Agreement   between  NCRIC  MSO,  Inc.  and  L.E.
                  Shepherd, Jr.*
         10.12    Employment  Agreement  between  NCRIC MSO, Inc. and William A.
                  Hunter, Jr.*
         10.13    Employment  Agreement  between  NCRIC MSO,  Inc.  and Barry S.
                  Pillow*
         10.14    Administrative Services Agreement*
         10.15    Tax Sharing Agreement*
         10.16    Operating  Agreement  between  NCRIC Group,  Inc.,  NCRIC MSO,
                  Inc., HealthCare Consulting,  HCI Ventures, L.E. Shepard, Jr.,
                  William A. Hunter and Barry S. Pillow*
         21       Subsidiaries*
         23.2     Consent of Deloitte & Touche LLP
         27.1     EDGAR Financial Data Schedule

(b)      Reports on Form 8-K
         None

* Incorporated herein by reference into this document from the Exhibits to Form SB-2 Registration Statement, initially filed on December 23, 1998 and subsequently amended on April 15, 1999, March 12, 1999 and May 7, 1999, Registration No. 333-69537.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NCRIC GROUP, INC.

Date:    March 23, 2001                 By: /s/ R. Ray Pate, Jr.
                                            -----------------------------------
                                            R. Ray Pate, Jr.
                                            President, Chief Executive Officer
                                                    and Director


Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                            Title                                       Date
---------                            -----                                       ----
/s/ Nelson P. Trujillo, M.D.         Chair of the Board of Directors             March  23, 2001
-----------------------------
Nelson P. Trujillo, M.D.

/s/ R. Ray Pate, Jr.                 President, Chief Executive Officer          March  23, 2001
-----------------------------        and Director (Principal Executive
R. Ray Pate, Jr.                     Officer)

/s/ Rebecca B. Crunk                 Senior Vice President and Chief             March  23, 2001
-----------------------------        Financial Officer (Principal
Rebecca B. Crunk                     Financial and Accounting Officer)

/s/ Vincent C. Burke, III            Director                                    March  23, 2001
----------------------------
Vincent C. Burke, III

/s/ Pamela W. Coleman, M.D.          Director                                    March  23, 2001
----------------------------
Pamela W. Coleman, M.D.

/s/ Leonard M. Glassman, M.D.        Director                                    March  23, 2001
----------------------------
Leonard M. Glassman, M.D.

/s/ Luther W. Gray, Jr., M.D.        Director                                    March  23, 2001
----------------------------
Luther W. Gray, Jr., M.D.

/s/ Prudence P. Kline, M.D           Director                                    March  23, 2001
----------------------------
Prudence P. Kline, M.D.

/s/ Edward G. Koch, M.D.             Director                                    March  23, 2001
----------------------------
Edward G. Koch, M.D.



/s/ J. Paul McNamara                 Director                                    March  23, 2001
----------------------------
J. Paul McNamara

/s/ Leonard Parver, M.D.             Director                                    March  23, 2001
----------------------------
Leonard Parver, M.D.

/s/ Raymond Scalettar, M.D.          Director                                    March  23, 2001
----------------------------
Raymond Scalettar, M.D.

/s/ David M. Seitzman, M.D.          Director                                    March  23, 2001
----------------------------
David M. Seitzman, M.D.

/s/ Robert L. Simmons, M.D.          Director                                    March  23, 2001
----------------------------
Robert L. Simmons, M.D.