Form 10-Q
period 2001-03-31
NCRIC GROUP INC
filed 2001-05-09
CIK 1075343

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                 For the quarterly period ended March 31, 2001

                         Commission File Number: 0-25505

                                NCRIC Group, Inc.
                               -------------------

      District of Columbia                                     52-2134774
-------------------------------------                   ----------------------
  (State or other jurisdiction of                          (I.R.S. Employer
   incorporation or organization)                         Identification No.)


      1115 30th Street, NW, Washington, D.C.               20007
      -------------------------------------------------------------
      (Address of principal executive offices)           (Zip Code)

                                  202-969-1866
                                  ------------
                (Issuer's telephone number, including area code)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    Yes  X    No  ______

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 1, 2001, there were 3,714,455 shares of NCRIC Group, Inc. common stock outstanding.

Table of Contents

PART I.    Financial Information                                          Page

Item 1.    Condensed Consolidated Financial Statements (unaudited)
           NCRIC Group, Inc. and Subsidiaries
           Condensed Consolidated Balance Sheets........................    3
           Condensed Consolidated Statements of Operations..............    4
           Condensed Consolidated Statements of Cash Flows..............    5
           Notes to Condensed Consolidated Financial Statements.........    6
Item 2.    Management's Discussion and Analysis.........................    9
Item 3.    Quantitative and Qualitative Disclosures About Market Risk...   14

PART II.   Other Information

Item 1.    Legal Proceedings............................................   15
Item 6.    Exhibits and Reports on Form 8-K.............................   16

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements


NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
-------------------------------------------------------------------------------------------------------------------

                                                                                March 31, 2001   December 31, 2000
                                                                                 (unaudited)
ASSETS

INVESTMENTS:
       Securities available for sale, at fair value:
            Bonds and U.S. Treasury Notes                                          $  90,035       $  91,482
            Equity securities                                                          6,836           6,563
                                                                                   ---------       ---------
                  Total securities available for sale                                 96,871          98,045

OTHER ASSETS:
       Cash and cash equivalents                                                      12,182           3,972
       Reinsurance recoverable                                                        27,274          27,549
       Goodwill, net                                                                   6,133           6,218
       Deferred income taxes                                                           2,065           1,918
       Other assets                                                                   10,419           8,162
                                                                                   ---------       ---------

TOTAL ASSETS                                                                       $ 154,944       $ 145,864
                                                                                   =========       =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
       Losses and loss adjustment expenses:
            Losses                                                                 $  54,771       $  55,785
            Loss adjustment expenses                                                  24,888          25,349
                                                                                   ---------       ---------
                  Total losses and loss adjustment expenses                           79,659          81,134
       Other liabilities:
            Retrospective premiums accrued under
                  reinsurance treaties                                                 3,604           5,478
            Unearned premiums                                                         19,382          11,472
            Bank debt                                                                  1,000              --
            Other liabilities                                                          7,889           6,331
                                                                                   ---------       ---------
TOTAL LIABILITIES                                                                    111,534         104,415
                                                                                   ---------       ---------

STOCKHOLDERS' EQUITY:
       Common stock $0.01 par value - 10,000,000 shares authorized; 3,725,355 shares issued and outstanding (net of 17,500
            treasury shares)                                                              37              37
       Additional paid in capital                                                      9,465           9,455
       Unallocated common stock held by the ESOP                                        (863)           (889)
       Common stock held by the stock award plan                                        (442)           (476)
       Accumulated other comprehensive income (loss)                                     217            (744)
       Retained earnings                                                              35,127          34,197
       Treasury stock, at cost                                                          (131)           (131)
                                                                                   ---------       ---------

TOTAL STOCKHOLDERS' EQUITY                                                            43,410          41,449
                                                                                   ---------       ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 154,944       $ 145,864
                                                                                   =========       =========


See notes to condensed consolidated financial statements.


NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------------

                                                         Three Months Ended March 31,
                                                          2001              2000
REVENUES:
       Net premiums earned                               $4,812            $3,629
       Net investment income                              1,558             1,594
       Net realized investment gains                         95                --
       Practice management and related income             1,538             1,375
       Other income                                         144               102
                                                         ------            ------

                  Total revenues                          8,147             6,700
                                                         ------            ------

EXPENSES:
       Losses and loss adjustment expenses                3,839             2,989
       Underwriting expenses                              1,269               940
       Practice management expenses                       1,339             1,214
       Other expenses                                       328               286
                                                         ------            ------

                  Total expenses                          6,775             5,429
                                                         ------            ------

INCOME BEFORE INCOME TAXES                                1,372             1,271

INCOME TAX PROVISION                                        442               393
                                                         ------            ------

NET INCOME                                               $  930            $  878
                                                         ======            ======

OTHER COMPREHENSIVE INCOME GAIN                             961            $  333
                                                         ------            ------

COMPREHENSIVE INCOME                                     $1,891            $1,211
                                                         ======            ======

Net income per common share:

Basic                                                    $ 0.26            $ 0.25
Diluted                                                  $ 0.26            $ 0.25

See notes to condensed consolidated financial statements.




NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------

                                                                           Three Months Ended March 31,
                                                                            2001                 2000

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                         $    930             $    878
       Adjustments to reconcile net income
            to net cash flows from operating activities:
                  Net realized investment gains                                (95)                  --
                  Amortization and depreciation                                181                  155
                  Deferred income taxes                                       (642)                 707
                  Stock released for coverage of benefit plans                  70                   --
                  Changes in assets and liabilities:
                          Reinsurance recoverable                              275                1,501
                          Other assets                                      (2,233)              (3,396)
                          Losses and loss adjustment expenses               (1,475)              (3,348)
                          Retrospective premiums accrued under
                               reinsurance treaties                         (1,874)                (298)
                          Unearned premiums                                  7,911                6,949
                          Other liabilities                                    (87)              (1,918)
                                                                          --------             --------

            Net cash flows provided by operating activities                  2,961                1,230
                                                                          --------             --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investments                                             (3,939)              (7,415)
       Sales, maturities and redemptions of investments                      9,858                7,962
       Investment in purchased business                                     (1,550)                  --
       Purchases of property and equipment                                    (120)                (158)
                                                                          --------             --------

            Net cash flows provided by investing activities                  4,249                  389
                                                                          --------             --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from long-term debt                                          1,000                   --
                                                                          --------             --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      8,210                1,619
                                                                          --------             --------

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                                                   3,972                5,407
                                                                          --------             --------

CASH AND CASH EQUIVALENTS,
       END OF PERIOD                                                      $ 12,182             $  7,026
                                                                          ========             ========

SUPPLEMENTARY INFORMATION:
       Cash paid for income taxes                                         $    100             $     --
                                                                          ========             ========

See notes to condensed consolidated financial statements


NCRIC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements - unaudited

1.   Basis of Preparation

     The accompanying unaudited condensed consolidated financial statements were prepared in accordance with instructions to Form 10-Q and therefore do not include all disclosures necessary for a complete presentation under accounting principles generally accepted in the United States of America. In the opinion of management, all adjustments, consisting of normal recurring adjustments, considered necessary for a fair presentation have been included.

     Operating results for the three-month period ended March 31, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of NCRIC Group, Inc. (NCRIC Group) for the year ended December 31, 2000, which were filed with the Securities and Exchange Commission on Form 10-K.

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

     Selected financial data is presented below for each business segment at or for the three-month periods ended March 31, 2001 and 2000 (in thousands):


                                              At or For the Three Months
                                                   Ended March 31,
                                             ---------------------------
                                               2001                2000
     Insurance                               -------             -------

     Revenues from external customers        $ 4,938             $ 3,713
     Net investment income                     1,541               1,571
     Depreciation and amortization                55                  58
     Segment profit before taxes               1,407               1,265
     Segment assets                          147,223             137,537
     Segment liabilities                     109,870             106,221
     Expenditures for segment assets              67                 144

                                              At or For the Three Months
                                                    Ended March 31,
                                             ---------------------------
                                               2001                2000
     Practice Management Services            -------             -------

     Revenues from external customers        $ 1,558             $ 1,393
     Net investment income                        19                  16
     Depreciation and amortization               126                  97
     Segment profit before taxes                 230                `187
     Segment assets                            8,239               6,481
     Segment liabilities                       2,769               1,044
     Expenditures for segment assets              53                  14

     Total

     Revenues from external customers        $ 6,496             $ 5,106
     Net investment income                     1,560               1,587
     Depreciation and amortization               181                 155
     Segment profit before taxes               1,637               1,452
     Segment assets                          155,462             144,018
     Segment liabilities                     112,639             107,265
     Expenditures for segment assets             120                 158

     The following are reconciliations of reportable segment revenues, net investment income, assets, liabilities, and profit before taxes to NCRIC Group's Company's consolidated totals (in thousands):

                                                    At or For the Three Months
                                                          Ended March 31,
                                                      ----------------------
                                                        2001          2000
                                                      ---------    ---------
Revenues:
 Total revenues for reportable segments               $   6,496    $   5,106
 Elimination of intersegment revenues                        (2)        --
                                                      ---------    ---------
 Consolidated total                                   $   6,494    $   5,106
                                                      =========    =========
Net investment income:
 Total investment income for reportable segments      $   1,560    $   1,587
 Elimination of intersegment income                          (2)        --
 Other unallocated amounts                                   --            7
                                                      ---------    ---------

 Consolidated total                                   $   1,558    $   1,594
                                                      =========    =========

Profit before taxes:
 Total profit for reportable segments                 $   1,637    $   1,452
 Other unallocated amounts                                 (265)        (181)
                                                      ---------    ---------
 Consolidated total                                   $   1,372    $   1,271
                                                      =========    =========

Assets:
 Total assets for reportable segments                 $ 155,462    $ 144,018
 Elimination of intersegment receivables                 (1,213)        (915)
 Elimination of affiliate receivables                       295         --
 Other unallocated amounts                                  400          441
                                                      ---------    ---------
 Consolidated total                                   $ 154,944    $ 143,544
                                                      =========    =========

                                                    At or For the Three Months
                                                          Ended March 31,
                                                     ------------------------
                                                       2001           2000
                                                     ---------      ---------

Liabilities:
  Total liabilities for reportable segments          $ 112,639      $ 107,265
  Elimination of intersegment payables                  (1,213)          (915)
  Other liabilities                                        108            159
                                                     ---------      ---------

  Consolidated total                                 $ 111,534      $ 106,509
                                                     =========      =========

3.   Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                For the Three Months Ended
                                                        March 31,
                                                --------------------------
                                                   2001          2000
                                                  ------        ------

Net income                                        $  930        $  878
                                                  ======        ======

Weighted average common
         shares outstanding - basic                3,526         3,529
Dilutive effect of stock options
         and awards                                   88             9
                                                  ------        ------

Weighted average common
         shares outstanding - diluted              3,614         3,538
                                                  ======        ======

Net income per common share:

Basic                                             $ 0.26        $ 0.25
                                                  ======        ======

Diluted                                           $ 0.26        $ 0.25
                                                  ======        ======

4.   Outstanding Bank Debt

     During March 2001, NCRIC MSO, Inc. borrowed $1 million from SunTrust Bank to finance a portion of the $1.55 million contingent purchase payment related to the 1999 acquisition of HealthCare Consulting, Inc., HCI Ventures, LLC, and the assets of Employee Benefits Services, Inc. The term of the loan is 5 years at a floating rate of LIBOR plus 175 basis points.

5.   Treasury Stock

     On April 17, 2001, NCRIC Group repurchased 10,900 shares of its stock at a price of $8.75 per share. The repurchased shares of Common Stock will be recorded as Treasury Stock which will be reported as a reduction of Stockholders' Equity.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

     The following analysis of the consolidated results of operations and financial condition of NCRIC Group should be read in conjunction with the condensed consolidated financial statements and related notes included in this Form 10-Q. References to "NCRIC" mean NCRIC Group and its subsidiaries, including their predecessors.

General

     The financial statements and data presented in the Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, GAAP, unless otherwise noted. GAAP differs from statutory accounting practices used by regulatory authorities in their oversight responsibilities of insurance companies.

     In April,  NCRIC  announced its formation of American  Captive  Corporation
(ACC), a wholly owned subsidiary and the first captive insurance company to be licensed in the District of Columbia under the Captive Insurance Act of 2000. As a captive insurance company, ACC was established to provide an alternative risk financing vehicle for affinity groups. The captive program will be marketed to organizations and groups wishing to finance and manage their own risk.

Consolidated net income

Three months ended March 31, 2001 compared to three months ended March 31, 2000

     Net income of $930,000 for the three months ended March 31, 2001 increased 6% from $878,000 for the three months ended March 31, 2000. Both operating segments contributed to the improved results with the Practice Management Services Segment up 23% and the Insurance Segment up 11%. The 2001 Insurance Segment results include $95,000 (pre-tax) from net realized investment gains.

Net premiums earned

     Net premiums earned increased by 33% to $4.8 million from $3.6 million for the three months ended March 31, 2001 and 2000, respectively. The increase is primarily reflective of the increase in policies in force as the result of new business written combined with the increase in premium rates effective with policy anniversary dates in 2001. Additionally, net premiums earned through March 31, 2001, includes an increase of $182,000 over March 31, 2000, due to higher loss experience in the retrospective programs. Under these programs, additional premiums are either earned or returned based on a group's loss experience.

     Gross premiums written of $14.8 million for the three months ended March 31, 2001 increased by $3.7 million from $11.1 million for the three months ended March 31, 2000, due to net new business written combined with the premium rate increase and some changes in policy effective dates to January 1. The mix of business produced directly by NCRIC versus by agents has changed between years as shown on the following chart of new gross written premium. The proportion of business produced by NCRIC's independent agency force has increased to 87% of total new business written in the first quarter of 2001 from 51% during the same period in 2000.

                                     Three Months Ended
                                          March 31,
                             ----------------------------------
                                 2001                   2000
                             ------------           -----------
          Direct             $    345,000           $   480,000
          Agent                 2,391,000               498,000

     While insurance in force continues to follow the historic pattern of insuring risks concentrated in the District of Columbia, there has been notable growth in net earned premium in Virginia, largely as the result of sales by agents and to clients of the Practice Management Services Segment. For the three months ended March 31, 2001, net earned premiums from Virginia totaled approximately $874,000, an increase of $553,000 over the total of approximately $321,000 for the three months ended March 31, 2000.

     During 2000, it was determined that one of NCRIC's hospital-sponsored retrospective programs would not be renewed. Under this type of risk sharing program, physicians are underwritten directly by NCRIC and pay lower individual premiums than if not part of the risk-sharing program. At the end of the policy year covered by the premium, a review of the actual loss experience of the physician group is completed. Should the group's loss experience be unfavorable, NCRIC will require additional premium payments from the sponsoring hospital to offset the unfavorable losses.

     Based on the actual accumulated loss experience of the terminated program through September 1, 2000, NCRIC billed the hospital sponsor $1.3 million under terms of the contract based on actual loss experience through the termination date. Additionally, based on the continuing development of loss experience through the first quarter of 2001, $398,000 of net premiums earned has been accrued related to additional amounts due to NCRIC from the hospital sponsor.

     Because the original 2000 bill was not paid when due, NCRIC initiated legal proceedings to collect. NCRIC will use all means legally available to collect the amount it is due. Although NCRIC believes that it will prevail, since the premium amount is disputed, an allowance for uncollectibility has been established and is included in underwriting expense. The ultimate outcome cannot be determined at this time.

Net investment income

     Net investment income decreased by $36,000 for the three months ended March 31, 2001 compared to the first quarter of 2000 due to a decrease in yields partially offset by an increase in invested funds. The average effective yield was approximately 5.93% for the three months ended March 31, 2001 and 6.25% for the three months ended March 31, 2000. The tax equivalent yield was approximately 6.39% for the first quarter of 2001 and 6.58% for the first quarter of 2000. The decrease in investment yields reflects the market decrease in interest rates in 2001 compared to 2000.

Practice management and related revenue

     Revenue for practice management and related services is comprised of fees for the services shown in the following chart.

                                                 Three Months Ended March 31,
                                                 ----------------------------
                                                  2001                   2000
                                                 -----                  -----

         Practice management                       42%                    43%
         Accounting                                28%                    28%
         Tax & personal financial planning         10%                    10%
         Retirement plan accounting & admin        13%                    14%
         Other                                      7%                     5%
                                                 -----                  -----
           Total                                  100%                   100%
                                                 =====                  =====

     Practice management and related revenue of $1.5 million for the three months ended March 31, 2001 is up from $1.4 million for the three months ended March 31, 2000. The increase results from both recurring fee business and one-time consulting assignments.

Loss and loss adjustment expenses and combined ratio results

     While NCRIC continues to experience pressure from the rise in severity of losses, it continues to take a cautious approach in establishing and evaluating reserves. The expense for incurred losses and LAE net of reinsurance is summarized as follows:

                                          Three months Ended March 31,
                                        -------------------------------
                                           2001                  2000
                                        ---------              --------
                                                (in thousands)
Incurred loss and LAE related to:
         Current year - losses          $  5,031               $  3,786
         Prior years - development        (1,192)                  (797)
                                        --------               --------
Total incurred for the period           $  3,839               $  2,989
                                        ========               ========

Following is a summary of the ratios of losses and underwriting expenses compared to net premiums:

                                                  Three months Ended March 31,
                                                  ----------------------------
                                                    2001                2000
                                                  --------            --------

         Loss and LAE ratio                         79.8%               82.4%
         Underwriting expense ratio                 26.4%               25.9%
         Combined ratio                            106.2%              108.3%

     Total incurred loss and LAE expense of $3.8 million for the first quarter of 2001 increased by $850,000 from the $3.0 million incurred for the first quarter of 2000. The increase in current year losses to $5.0 million for the first quarter of 2001 reflects the increase in the level of exposure through increased insurance in force. NCRIC experienced favorable development on estimated losses for prior years' claims in both 2001 and 2000. Prior year development results from the re-estimation and settlement of individual losses not covered by reinsurance, which generally are losses under $500,000.

     The combined ratio of 106.2% for the three months ended March 31, 2001 is down from the level for the previous year's first quarter as the result of the increase in net earned premiums. The increase in the underwriting expense component of the ratio results from the addition to the allowance for uncollectible premiums receivable, largely offset by the increase in net earned premium.

Expenses

     Underwriting expenses increased $329,000 to $1,269,000 for the three months ended March 31, 2001 from $940,000 for the three months ended March 31, 2000. The increase in expenses primarily stems from (1) the increase in new business, particularly agent produced business, through increases in commissions and other underwriting costs, and (2) an increase in the allowance for uncollectible premiums. The mix of business produced by NCRIC's independent agency force has increased to 87% of new business written for the three months ended March 31, 2001 from 51% for the three months ended March 31, 2000.

     Practice management and related expenses of $1.3 million for the three months ended March 31, 2001 and $1.2 million for the three months ended March 31, 2000 consisted primarily of salaries and benefits, other general office expenses and goodwill amortization.

     Other  expenses   include   amounts  for  subsidiary  and  holding  company
operations,   which  are  not  directly  related  to  the  issuance  of  medical professional liability insurance or practice management operations. Other expenses of $328,000 for the three months ended March 31, 2001 compare to $286,000 for the three months ended March 31, 2000. Other expenses for the first quarter of 2001 include $13,000 of start-up expenses for the new captive insurance company subsidiary.

Federal income taxes

     The effective tax rate for NCRIC at 32% is lower than the federal statutory rate principally due to nontaxable investment income.

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

     For the three months ended March 31, 2001, NCRIC had cash provided by operations of $3.0 million compared to $1.2 million for the corresponding period of 2000. The increased level of positive cash flow in 2001 compared to 2000 resulted primarily from increased premiums combined with a steady level of payments of losses and LAE. Because of the long-term nature of both the payments of claims and the settlement of swing-rated reinsurance premiums due to the reinsurers, cash from operations for a medical professional liability insurer like NCRIC can vary substantially from year to year.

     Financial condition and capital resources. Cash flow from operations and the proceeds of maturing investments have primarily been invested in government and tax-exempt securities. As of March 31, 2001, the carrying value of the securities portfolio was $96.9 million, a decrease of $1.2 million from December 31, 2000. The portfolio was invested as follows:

                                             At March 31,     At December 31,
                                                2001               2000
                                                ----               ----
U. S. Government and agencies.............        9%                14%
Asset and mortgage-backed securities......       30                 32
Tax-exempt securities.....................       18                 16
Corporate bonds and equity securities.....       43                 38

     Over 73% of the portfolio was invested in U.S. Government/agency securities or had a rating of AAA or AA. For regulatory purposes, 89% of the securities portfolio was rated "Class 1" for all periods presented, which is the highest quality rated group as classified by the NAIC.

     The $2.5 million line of credit available as of March 31, 2001 is restricted to working capital for claims settlements. The line of credit is unsecured and renewable annually. NCRIC has not drawn down on this facility. NCRIC has no other material commitments for capital expenditures. Under terms of the purchase agreement between NCRIC and the previous owners of HealthCare Consulting, Inc., HCI Ventures, LLC, and Employee Benefits Services, Inc., contingency payments totaling $3.1 million could be paid in cash if the acquired companies achieve earnings targets in 2000, 2001, and 2002. During 2000, the earnings target was met and NCRIC paid the prior owners $1.55 million on March 30, 2001. During March, 2001, SunTrust Bank approved a loan to NCRIC in the amount of $1,000,000 at an annual rate equal to LIBOR plus one and three-quarter percent to finance the 2001 contingency payment.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     NCRIC's investment portfolio is exposed to various market risks, including interest rate and equity price risk. Market risk is the potential for financial losses due to the decrease in the value or price of an asset resulting from broad movements in prices. At March 31, 2001, fixed maturity securities comprise 93% of total investments at market value. U.S. government and agencies and tax-exempt bonds represent 29% of the fixed maturity securities. Equity securities, consisting primarily of preferred stock, account for the remainder of the investment portfolio. NCRIC has classified its investments as available for sale.

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

     Interest rates have decreased during the first three months of 2001, resulting in an increase in the value of treasury bonds and improving the carrying value of NCRIC's fixed maturity portfolio. At March 31, 2001, NCRIC's fixed maturities were valued at $328,000 above amortized cost. At December 31, 2000, the value of the portfolio was $1.1 million below amortized cost.

     Generally, the longer the duration of the security, the more sensitive the asset is to market interest rate fluctuations. To control the adverse effects of the changes in interest rates, NCRIC's investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. NCRIC's investment policy also provides that all security purchases be limited to rated securities or unrated securities approved by management on the recommendation of NCRIC's investment advisor. Approximately 61% of the portfolio is Treasury or Agency related or rated AAA, the highest rating for a security.

     During the three months ended March 31, 2001, there was a change in the allocation of NCRIC's portfolio increasing the percentage of tax-exempt and corporate bonds to 59% of the total fixed maturity securities compared to 51% at December 31, 2000. This has the potential to increase the market risk as less of the portfolio is backed by the U.S. Government. Management of NCRIC, along with NCRIC's external investment managers, seeks to maximize after-tax yields while minimizing portfolio credit risk. The decision to reallocate the portfolio as funds became available was based on this goal.


PART II  OTHER INFORMATION

Item 1. Legal proceedings.

     See the Form 10-K for the fiscal year ended December 31, 2000 for information on pending litigation.

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits

          3.2    Amended Bylaws of NCRIC Group, Inc.
          10.17 Amendment to Employment Agreement between NCRIC Group, Inc. and R. Ray Pate, Jr.
          10.18 Amendment to Employment Agreement between NCRIC Group, Inc. and Rebecca B. Crunk

     (b)  Reports on Form 8-K

          NCRIC Group, Inc. did not file any reports on Form 8-K during the quarter ended March 31, 2001.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              NCRIC Group, Inc.

May 9, 2001                             /s/    R. Ray Pate,  Jr.
                         -----------------------------------------------------
                         R. Ray Pate, Jr., President & Chief Executive Officer
                                        (Duly Authorized Officer)

May 9, 2001                            /s/     Rebecca  B. Crunk
                         ------------------------------------------------------
                                 Rebecca B. Crunk, Sr. Vice President &
                                         Chief Financial Officer
                                      (Principal Financial Officer)