Form 10-Q
period 2001-06-30
NCRIC GROUP INC
filed 2001-08-14
CIK 1075343

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2001

                         Commission File Number: 0-25505

[GRAPHIC-Company Logo]           NCRIC Group, Inc.


                District of Columbia                      52-2134774
         -------------------------------             -------------------
         (State or other jurisdiction of               I.R.S. Employer
          incorporation or organization)             Identification No.)

                1115 30th Street, NW, Washington, D.C.          20007
              ----------------------------------------       ----------
              (Address of principal executive offices)       (Zip Code)

                                  202-969-1866
                                  ------------
                (Issuer's telephone number, including area code)

      Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ X ] No [ ]

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 1, 2001, there were 3,714,455 shares of NCRIC Group, Inc. common stock outstanding.

Table of Contents
                                                                            Page
PART I.       Financial Information

Item 1.       Condensed Consolidated Financial Statements (unaudited)
              NCRIC Group, Inc. and Subsidiaries
              Condensed Consolidated Balance Sheets......................      3
              Condensed Consolidated Statements of Operations............      4
              Condensed Consolidated Statements of Cash Flows............      5
              Notes to Condensed Consolidated Financial Statements.......      6
Item 2.       Management's Discussion and Analysis.......................      9
Item 3.       Quantitative and Qualitative Disclosures About Market Risk.     18

PART II.      Other Information

Item 1.       Legal Proceedings..........................................     19
Item 4.       Submission of Matters to a Vote of Security Holders........     19
Item 6.       Exhibits and Reports on Form 8-K...........................     19

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
---------------------------------------------------------------------------------------------------
                                                                   June 30, 2001  December 31, 2000
                                                                     (unaudited)

ASSETS
INVESTMENTS:
      Securities available for sale, at fair value:
           Bonds and U.S. Treasury Notes                               $  88,903      $  91,482
           Equity securities                                               6,924          6,563
                                                                       ---------      ---------
               Total securities available for sale                        95,827         98,045
OTHER ASSETS:
      Cash and cash equivalents                                            4,431          3,972
      Reinsurance recoverable                                             28,773         27,549
      Goodwill, net                                                        7,508          6,218
      Deferred income taxes                                                2,208          1,918
      Other assets                                                        11,265          8,162
                                                                       ---------      ---------
TOTAL ASSETS                                                           $ 150,012      $ 145,864
                                                                       =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Losses and loss adjustment expenses:
           Losses                                                      $  54,597      $  55,785
           Loss adjustment expenses                                       26,330         25,349
                                                                       ---------      ---------
               Total losses and loss adjustment expenses                  80,927         81,134
      Other liabilities:
           Retrospective premiums accrued under
               reinsurance treaties                                        3,209          5,478
           Unearned premiums                                              17,887         11,472
           Bank debt                                                       1,971           --
           Other liabilities                                               2,652          6,331
                                                                       ---------      ---------
TOTAL LIABILITIES                                                        106,646        104,415
                                                                       ---------      ---------

STOCKHOLDERS' EQUITY:
      Common stock $0.01 par value - 10,000,000 shares authorized;
           3,714,455 shares issued and outstanding (net of 28,400
           and 17,500 treasury shares, respectively)                          37             37
      Additional paid in capital                                           9,479          9,455
      Unallocated common stock held by the ESOP                             (837)          (889)
      Common stock held by the stock award plan                             (408)          (476)
      Accumulated other comprehensive loss                                  (121)          (744)
      Retained earnings                                                   35,442         34,197
      Treasury stock, at cost                                               (226)          (131)
                                                                       ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                                43,366         41,449
                                                                       ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 150,012      $ 145,864
                                                                       =========      =========


See notes to condensed consolidated financial statements.


NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------------------------------------------------
                                                  Three Months Ended June 30,      Six Months Ended June 30,
                                                      2001            2000            2001          2000
REVENUES:
      Net premiums earned                           $ 4,597         $ 3,544         $ 9,409        $ 7,173
      Net investment income                           1,538           1,588           3,096          3,182
      Net realized investment gains                       2            --                97           --
      Practice management and related income          1,654           1,443           3,192          2,818
      Other income                                      146             107             290            209
                                                    -------         -------         -------        -------
               Total revenues                         7,937           6,682          16,084         13,382
                                                    -------         -------         -------        -------
EXPENSES:
      Losses and loss adjustment expenses             4,680           2,766           8,519          5,755
      Underwriting expenses                             931           1,081           2,200          2,021
      Practice management expenses                    1,554           1,257           2,893          2,471
      Other expenses                                    338             345             666            631
                                                    -------         -------         -------        -------
               Total expenses                         7,503           5,449          14,278         10,878
                                                    -------         -------         -------        -------

INCOME BEFORE INCOME TAXES                              434           1,233           1,806          2,504

INCOME TAX PROVISION                                    119             382             561            775
                                                    -------         -------         -------        -------

NET INCOME                                          $   315         $   851         $ 1,245        $ 1,729
                                                    =======         =======         =======        =======

OTHER COMPREHENSIVE INCOME GAIN (LOSS)              $  (338)        $  (207)        $   623        $   126
                                                    -------         -------         -------        -------

COMPREHENSIVE INCOME (LOSS)                         $   (23)        $   644         $ 1,868        $ 1,855
                                                    =======         =======         =======        =======
Net income per common share:

Basic                                               $  0.09         $  0.24         $  0.35        $  0.49
Diluted                                             $  0.09         $  0.24         $  0.34        $  0.49


See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)
                                                                       Six Months Ended June 30,
                                                                            2001          2000
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                         $  1,245      $  1,729
      Adjustments to reconcile net income
           to net cash flows from operating activities:
               Net realized investment gains                                  (97)         --
               Amortization and depreciation                                  353           338
               Deferred income taxes                                         (709)          423
               Stock released for coverage of benefit plans                   144            58
               Changes in assets and liabilities:
                      Reinsurance recoverable                              (1,224)        1,782
                      Other assets                                         (4,464)       (1,063)
                      Losses and loss adjustment expenses                    (207)       (3,613)
                      Retrospective premiums accrued under
                           reinsurance treaties                            (2,269)         (596)
                      Unearned premiums                                     6,415         2,880
                      Other liabilities                                      (735)         (916)
                                                                         --------      --------

           Net cash flows (used in) provided by operating activities       (1,548)        1,022
                                                                         --------      --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments                                             (9,025)      (18,221)
      Sales, maturities and redemptions of investments                     12,381        16,241
      Investment in purchased business                                     (3,014)         --
      Purchases of property and equipment                                    (211)         (393)
                                                                         --------      --------

           Net cash flows provided by (used in) investing activities          131        (2,373)
                                                                         --------      --------
CASH FLOWS FROM FINANCING ACTIVITIES:
      Repurchases of common stock                                             (95)         --
      Proceeds from long-term debt                                          1,971          --
                                                                         --------      --------

           Net cash flows provided by financing activities                  1,876          --
                                                                         --------      --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                       459        (1,351)
                                                                         --------      --------
CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                                                   3,972         5,407
                                                                         --------      --------
CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                                      $  4,431      $  4,056
                                                                         ========      ========
SUPPLEMENTARY INFORMATION:
      Cash paid for income taxes                                         $  2,156      $    525
                                                                         ========      ========
      Cash paid for interest                                             $     19      $   --
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

     Operating results for the three and six-month periods ended June 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of NCRIC Group, Inc. (NCRIC Group) for the year ended December 31, 2000, which were filed with the Securities and Exchange Commission on Form 10-K.

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

     Selected financial data is presented below for each business segment at or for the three-month and six-month periods ended June 30, 2001 and 2000 (in thousands):

                                                      For the Three Months                  At or For the Six Months
                                                          Ended June 30,                         Ended June 30,
                                                   --------------------------             ---------------------------
                                                     2001               2000                2001               2000
                                                   -------            -------             -------             -------

     Insurance
     Revenues from external customers              $ 4,725            $ 3,633             $ 9,663             $ 7,345
     Net investment income                           1,527              1,571               3,068               3,142
     Depreciation and amortization                      36                 58                  91                 116
     Segment profit before taxes                       572              1,260               1,979               2,525
     Segment assets                                                                       140,953             134,672
     Segment liabilities                                                                  104,150             102,874
     Expenditures for segment assets                    21                233                  88                 377


                                                      For the Three Months                  At or For the Six Months
                                                          Ended June 30,                         Ended June 30,
                                                   --------------------------             ---------------------------
                                                     2001               2000                2001               2000
                                                   -------            -------             -------             -------
     Practice Management Services
     Revenues from external customers               $ 1,675           $ 1,464             $ 3,233             $ 2,858
     Net investment income                               13                17                  32                  33
     Depreciation and amortization                      136               125                 262                 222
     Segment profit before taxes                        128               192                 358                 379
     Segment assets                                                                         9,489               6,833
     Segment liabilities                                                                    3,930               1,247
     Expenditures for segment assets                     57                 2                 110                  16


     Total

     Revenues from external customers               $ 6,400           $ 5,097            $ 12,896            $ 10,203
     Net investment income                            1,540             1,588               3,100               3,175
     Depreciation and amortization                      172               183                 353                 338
     Segment profit before taxes                        700             1,452               2,337               2,904
     Segment assets                                                                       150,442             141,505
     Segment liabilities                                                                  108,080             104,121
     Expenditures for segment assets                     78               235                 198                 393



     The following are reconciliations of reportable segment assets, liabilities, revenues, net investment income, and profit before taxes to NCRIC Group's consolidated totals (in thousands):

                                                               June 30,
                                                      --------------------------
                                                         2001            2000
                                                      ---------       ---------
Assets:
 Total assets for reportable segments                 $ 150,442       $ 141,505
 Elimination of intersegment receivables                 (1,532)           (802)
 Other unallocated amounts                                1,102             715
                                                      ---------       ---------
 Consolidated total                                   $ 150,012       $ 141,418
                                                      =========       =========

Liabilities:
  Total liabilities for reportable segments           $ 108,080       $ 104,121
  Elimination of intersegment payables                   (1,532)           (802)
  Other liabilities                                          98             391
                                                      ---------       ---------
    Consolidated total                                $ 106,646       $ 103,710
                                                      =========       =========

                                                      For the Three Months        For the Six Months
                                                         Ended June 30,              Ended June 30,
                                                    ----------------------      ----------------------
                                                      2001          2000           2001         2000
                                                    --------      --------      --------      --------
     Revenues from external customers:
      Total revenues for reportable segments        $  6,400      $  5,097      $ 12,896      $ 10,203
      Elimination of intersegment revenues                (3)           (3)           (5)           (3)
                                                    --------      --------      --------      --------
      Consolidated total                            $  6,397      $  5,094      $ 12,891      $ 10,200
                                                    ========      ========      ========      ========



                                               For the Three Months       For the Six Months
                                                   Ended June 30,            Ended June 30,
                                               --------------------      --------------------
                                                 2001        2000          2001        2000
                                               -------      -------      -------      -------
     Net investment income:
      Total investment income for
         reportable segments                   $ 1,540      $ 1,588      $ 3,100      $ 3,175
      Elimination of intersegment income            (2)        --             (4)        --
      Other unallocated amounts                   --           --           --              7
                                               -------      -------      -------      -------
      Consolidated total                       $ 1,538      $ 1,588      $ 3,096      $ 3,182
                                               =======      =======      =======      =======

     Profit before taxes:
      Total profit for reportable segments     $   700      $ 1,452      $ 2,337      $ 2,904
      Other expenses                              (266)        (219)        (531)        (400)
                                               -------      -------      -------      -------
      Consolidated total                       $   434      $ 1,233      $ 1,806      $ 2,504
                                               =======      =======      =======      =======


3.   Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                         For the Three Months Ended    For the Six Months Ended
                                                   June 30,                     June 30,
                                         ---------------------------   ------------------------
                                              2001          2000          2001          2000
                                             ------        ------        ------        ------

Net income                                   $  315        $  851        $1,254        $1,729
                                             ======        ======        ======        ======

Weighted average common
         shares outstanding - basic           3,521         3,533         3,524         3,531

Dilutive effect of stock options
         and awards                              94             6            91             8
                                             ------        ------        ------        ------

Weighted average common
         shares outstanding - diluted         3,615         3,539         3,615         3,539
                                             ======        ======        ======        ======

Net income per common share:

Basic                                        $ 0.09        $ 0.24        $ 0.35        $ 0.49
                                             ======        ======        ======        ======

Diluted                                      $ 0.09        $ 0.24        $ 0.34        $ 0.49
                                             ======        ======        ======        ======


4.   Outstanding Bank Debt

     During June 2001, NCRIC MSO, Inc. borrowed $1,971,000 from SunTrust Bank to finance contingent purchase payments related to the 1999 acquisition of HealthCare Consulting, Inc., HCI Ventures, LLC, and the assets of Employee Benefits Services, Inc. The outstanding debt from the first quarter of 2001 was repaid with a portion of this loan. The term of the loan is 3 years at a floating rate of LIBOR plus two and three-quarter percent. Principal and interest payments are due on a monthly basis.

5.   Treasury Stock

     On April 17, 2001, NCRIC Group repurchased 10,900 shares of its stock at a price of $8.75 per share. The repurchased shares of Common Stock are recorded as Treasury Stock, which is reported as a reduction of Stockholders' Equity.


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

     In connection with the 1999 acquisition of HealthCare Consulting, the purchase agreement provided for additional purchase payments if certain profitability was achieved during the subsequent three years. Additionally, an Operating Agreement with the former owners provided the terms under which they would continue to operate the business to achieve the profitability objectives. Based on successfully attaining the 2000 earnings objectives, the first contingent payment of $1.55 million was made in March, 2001. In June, 2001 the payment of the second contingent purchase payment of $1.39 million was accelerated, the Operating Agreement was terminated and new employment contracts with the former owners were executed.

     In April, NCRIC announced its formation of American Captive Corporation
(ACC), a wholly owned subsidiary and the first captive insurance company to be licensed in the District of Columbia under the Captive Insurance Act of 2000. As a captive insurance company, ACC was established to provide an alternative risk financing vehicle for affinity groups. The captive program will be marketed to organizations and groups wishing to finance and manage their own risk. Through June 30, 2001, ACC has incurred $53,000 in costs associated with the start-up of the company.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142 on January 1, 2002. NCRIC has not yet completed its analysis of the impact of SFAS 142. However, if SFAS 142 was adopted for the six months ended June 30, 2001, the after tax impact on the six months earnings due to the elimination of goodwill amortization would be an increase of approximately $174,000.

Consolidated net income

Three months ended June 30, 2001 compared to three months ended June 30, 2000

         Net income was $315,000 for the three months ended June 30, 2001 compared to $851,000 for the three months ended June 30, 2000. Total revenue was up 19% for the quarter compared to the same quarter in 2000. The higher revenue was offset by an increase in loss and loss adjustment expenses and in practice management expenses.


Six months ended June 30, 2001 compared to six months ended June 30, 2000

     Net income totaled $1,254,000 for the six months ended June 30, 2001 compared to $1,729,000 for the six months ended June 30, 2000. Total revenue increased 20% for the six months ended June 30, 2001 compared to June 30, 2000. The higher revenue was offset by an increase in loss and loss adjustment expenses and in practice management expenses.

         NCRIC's insurance segment experienced a significant increase in new business written in the second quarter of 2001 and for the six months ended June 30, 2001, which resulted in a rise in net premiums earned. The profitability of a medical professional liability insurance policy is designed to emerge over a period of years rather than in the year the policy is written; profits are designed to accrue through investment income on the invested premiums and through successful settlement of claims. Therefore, the large increase in new business written in the current period causes a strain on current period earnings. In addition, earnings were impacted by reduced net investment income because of lower market yields and increased incurred losses reflecting increased frequency and severity trends.

         NCRIC's practice management segment produced a significant increase in revenue primarily as a result of its focused efforts on new business development. Higher revenue was offset by expenses related to the ongoing servicing of new business, the allocation of additional resources to new business development and, in the second quarter of 2001, some non-recurring expenses.

Net premiums earned

Three months ended June 30, 2001 compared to three months ended June 30, 2000

    Net premiums earned increased by $1.1 million, 30%, to $4.6 million from $3.5 million for the three months ended June 30, 2001 and 2000, respectively. The increase is primarily reflective of the increase in policies in force as the result net new business written combined with the increase in premium rates effective with policy anniversary dates in 2001. Additionally, net premiums earned for the second quarter of 2001 include a decrease of $568,000 from the June 30, 2000 level due to favorable loss development in the hospital-sponsored retrospectively rated programs. Under these programs, additional premiums are either earned or returned based on a group's adverse or favorable loss experience.

    Gross premiums written of $4.9 million for the three months ended June 30, 2001 increased by $2.9 million from $2.0 million for the three months ended June

30, 2000, due to net new business written combined with the premium rate increase. The mix of business produced directly by NCRIC versus by agents has changed between years as shown on the following chart of new gross written premium. The proportion of business produced by NCRIC's independent agency force has increased to 95% of total new business written in the second quarter of 2001 from 82% during the same period in 2000.


                                             Three Months Ended
                                                   June 30,
                                  --------------------------------------
                                       2001                      2000
                                  ------------               -----------
         Direct                   $     92,000               $   230,000
         Agent                       1,931,000                 1,045,000


Six months ended June 30, 2001 compared to six months ended June 30, 2000

     Net premiums earned increased by 31% to $9.4 million from $7.2 million for the six months ended June 30, 2001 and 2000, respectively. The increase is primarily reflective of the increase in policies in force as the result of net new business written combined with the increase in premium rates effective with policy anniversary dates in 2001. Additionally, net premiums earned through June 30, 2001, includes a decrease of $422,000 from the June 30, 2000 level due to favorable loss development in the hospital-sponsored retrospectivly rated programs. Under these programs, additional premiums are either earned or returned based on a group's adverse or favorable loss experience.

    Gross premiums written of $19.6 million for the six months ended June 30, 2001 increased by $6.5 million from $13.1 million for the six months ended June 30, 2000, due to net new business written combined with the premium rate increase and some changes in policy effective dates to January 1. The mix of business produced directly by NCRIC versus by agents has changed between years as shown on the following chart of new gross written premium. The proportion of business produced by NCRIC's independent agency force has increased to 91% of total new business written in the first half of 2001 from 69% during the same period in 2000.



                                             Three Months Ended
                                                   June 30,
                                  --------------------------------------
                                       2001                      2000
                                  ------------               -----------
         Direct                    $   437,000               $   710,000
         Agent                       4,322,000                 1,544,000

    While insurance in force continues to follow the historic pattern of insuring risks concentrated in the District of Columbia, there has been notable growth in premium written in NCRIC's other market areas. Of the increase in written premium in 2001 over the first six months of 2000, 30% comes from business written in Maryland, 24% from Virginia, and 13% from West Virginia and Delaware (combined). These increases are largely as the result of sales by agents.

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

     Based on the actual accumulated loss experience of the program through its termination on September 1, 2000, NCRIC billed the hospital sponsor $1.3 million under terms of the contract based on actual loss experience through the termination date. Additionally, based on the continuing development of loss experience through the second quarter of 2001, $364,000 of net premiums earned has been accrued related to additional amounts due to NCRIC from the hospital sponsor.

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


Net investment income

Three months ended June 30, 2001 compared to three months ended June 30, 2000

   Net investment income decreased by $50,000 for the three months ended June 30, 2001 compared to the second quarter of 2000 due to a decrease in yields partially offset by an increase in invested funds. The average effective yield was approximately 6.02% for the three months ended June 30, 2001 and 6.25% for the three months ended June 30, 2000. The tax equivalent yield was approximately 6.55% for the second quarter of 2001 and 6.67% for the second quarter of 2000. The decrease in investment yields reflects the market decrease in interest rates in 2001 compared to 2000.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

   Net investment income decreased by $86,000 for the six months ended June 30, 2001 compared to the first six months of the prior year due to a decrease in yields partially offset by an increase in invested funds. Average invested assets, which include cash equivalents, were higher in the first six months of 2001 by $2.1 million. The average effective yield was approximately 5.97% for the six months ended June 30, 2001 and 6.25% for the six months ended June 30, 2000. The tax equivalent yield was approximately 6.46% for the first six months of 2001 and 6.63% for the first six months of 2000. The decrease in investment yields reflects the market decrease in interest rates in 2001 compared to 2000.

Practice management and related revenue

    Revenue for practice management and related services is comprised of fees for the services shown in the following chart.




                                           Three Months Ended June 30,       Six Months Ended June 30,
                                           ---------------------------       -------------------------
                                           2001                   2000       2001                 2000
                                           ----                   ----       ----                 ----
Practice management                         42%                    41%        42%                  42%
Accounting                                  21%                    26%        24%                  27%
Tax & personal financial planning           20%                    19%        15%                  15%
Retirement plan accounting & admin          10%                    12%        11%                  13%
Other                                        7%                     2%         8%                   3%
                                           ---                    ---        ---                  ---
  Total                                    100%                   100%       100%                 100%
                                           ===                    ===        ===                  ===


Three months ended June 30, 2001 compared to three months ended June 30, 2000

    Practice management and related revenue of $1.7 million for the three months ended June 30, 2001 is up from $1.4 million for the three months ended June 30, 2000. The increased revenue was a result of the addition of new clients and the 2001 increase in consulting rates.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

    Practice management and related revenue of $3.2 million for the six months ended June 30, 2001 is up 13% from $2.8 million for the six months ended June 30, 2000. The increased revenue was a result of 1) the focused efforts on new business development through the addition of new clients in both recurring fee business and one-time consulting assignments and 2) the 2001 increase in consulting rates.

   Approximately $221,000 of revenue in the first half of 2001 results from services provided to existing insureds of NCRIC compared to $158,000 of revenue in the first half of 2000 reflecting results of the cross-selling initiative.

Loss and loss adjustment expenses and combined ratio results

     NCRIC continues to experience pressure from the rise in severity of losses, and it continues to take a cautious approach in evaluating reserves. The expense for incurred losses and LAE net of reinsurance is summarized as follows (in thousands):

                                         Three Months Ended June 31,        Six Months Ended June 30,
                                         ---------------------------        -------------------------
                                            2001             2000             2001             2000
                                          --------         --------         --------         --------
Incurred loss and LAE related to:
         Current year - losses            $  5,688         $  5,458         $ 10,719         $  9,244
         Prior years - development          (1,008)          (2,692)          (2,200)          (3,489)
                                          --------         --------         --------         --------
Total incurred for the period             $  4,680         $  2,766         $  8,519         $  5,755
                                          ========         ========         ========         ========


     Following is a summary of the ratios of losses and underwriting expenses compared to net premiums:



                                                     Six Months Ended June 30,
                                                     -------------------------
                                                       2001             2000
                                                       ----             ----

         Loss and LAE ratio......................      90.5%            80.2%
         Underwriting expense ratio.............       23.4%            28.2%
         Combined ratio...........................    113.9%           108.4%


Three months ended June 30, 2001 compared to three months ended June 30, 2000

    Total incurred loss and LAE expense of $4.7 million for the second quarter of 2001 increased by $1.9 million from the $2.8 million incurred for the second quarter of 2000. The increase in current year losses to $5.7 million for the second quarter of 2001 reflects the increase in the level of exposure as a result of premium growth, an increase in frequency of reported claims, and a rise in the cost of settling claims. The lower favorable development of losses reported in prior years reflects the continuing upward pressure of severity of losses as noted previously. Prior year development results from the re-estimation and settlement of individual losses not covered by reinsurance, which generally are losses under $500,000.

Six months ended June 30, 2001 compared to six months ended June 30, 2000

     Total incurred loss and LAE expense of $8.5 million for the first six months of 2001 increased by $2.7 million from the $5.8 million incurred for the first six months of 2000. The increase in current year losses to $10.7 million for the first six months of 2001 reflects the increase in the level of exposure as a result of premium growth, an increase in frequency of reported claims, and a rise in the cost of settling claims. The lower favorable development of losses reported in prior years reflects the continuing upward pressure of severity of losses as noted previously.

     The combined ratio of 113.9% for the six months ended June 30, 2001 reflects the increase in loss and loss adjustment expenses as noted above. The lower underwriting expense component reflects the stable level of underwriting expenses coupled with the higher level of premiums.

Expenses

Three months ended June 30, 2001 compared to three months ended June 30, 2000

    Underwriting expenses of $931,000 for the three months ended June 30, 2001 compare to $1.1 million for the three months ended June 30, 2000. The decrease in expenses results primarily from a lower expense for uncollectible premiums partially offset by increases in commissions, premium taxes, and advertising as a result of the increased new business, particularly agent produced business. The mix of business produced by NCRIC's independent agency force has increased to 95% of new business written for the three months ended June 30, 2001 from 82% for the three months ended June 30, 2000.

    Practice management and related expenses were $1.6 million for the three months ended June 30, 2001 and $1.3 million for the three months ended June 30, 2000. Expenses increased due to the growth in business, new business development and $78,000 of non-recurring expenses as well as an increase in the goodwill amortization related to the contingent purchase payments made in 2001 to the prior owners of HealthCare Consulting, Inc., HCI Ventures, LLC, and Employee Benefits Services, Inc.

    Other expenses include amounts for subsidiary and holding company operations, which are not directly related to the issuance of medical professional liability insurance or practice management operations. Other expenses of $338,000 for the three months ended June 30, 2001 compare to $345,000 for the three months ended June 30, 2000. Other expenses for the second quarter of 2001 include $40,000 of start-up expenses for the new captive insurance company subsidiary.


Six months ended June 30, 2001 compared to six months ended June 30, 2000

    Underwriting expenses increased $200,000 to $2.2 million for the six months ended June 30, 2001 from $2.0 million for the six months ended June 30, 2000. The increase in expenses primarily stems from (1) the increase in new business, particularly agent produced business, through increases in commissions and other underwriting costs, and (2) a net increase in the allowance for uncollectible premiums. These expenses were partially offset by an increase in ceding allowances as a result of the increase in premiums earned as well as a reduction in depreciation and professional fees during 2001. The mix of business produced by NCRIC's independent agency force has increased to 91% of new business written for the six months ended June 30, 2001 from 69% for the six months ended June 30, 2000.

    Practice management and related expenses were $2.9 million for the six months ended June 30, 2001 and $2.5 million for the six months ended June 30, 2000. Expenses increased as a result of the growth in new business and business development efforts during 2001. In addition, there has been an increase in the goodwill amortization related to the contingent payments made in 2001 to the prior owners of HealthCare Consulting, Inc., HCI Ventures, LLC, and Employee Benefits Services, Inc. and related interest on the debt incurred to partially fund the payments.

    Other expenses include amounts for subsidiary and holding company operations, which are not directly related to the issuance of medical professional liability insurance or practice management operations. Other expenses of $666,000 for the six months ended June 30, 2001 compare to $631,000 for the six months ended June 30, 2000. Other expenses include $53,000 of start-up expenses for the new captive insurance company subsidiary.

Federal income taxes

    The effective tax rate for NCRIC at 31% for the six months ended June 30, 2001 and 2000, is lower than the federal statutory rate principally due to nontaxable investment income.

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

      For the six months ended June 30, 2001, NCRIC had negative cash flows from operations of $1.5 million compared to positive cash flows from operations of $1.0 million for the corresponding period of 2000. The $2.5 million of decreased cash flow results primarily from an increase of $1.6 million in income taxes paid, an increase of $1.3 million for reinsurance premium payments under the swing rated treaty, and an increase in the payments of losses and LAE of $2.3 million partially offset by an increase in cash receipts of $2.6 million as a result of the increase in premiums. Because of the long-term nature of both the payments of claims and the settlement of swing-rated reinsurance premiums due to the reinsurers, cash from operations for a medical professional liability insurer like NCRIC can vary substantially from year to year.

     Financial condition and capital resources. Cash flow from operations and the proceeds of maturing investments have primarily been invested in government and tax-exempt securities. As of June 30, 2001, the carrying value of the securities portfolio was $95.8 million. The portfolio was invested as follows:


                                             At June 30,    At December 31,
                                                2001             2000
                                                ----             ----
U. S. Government and agencies...........          9%              14%
Asset and mortgage-backed securities....         28               32
Tax-exempt securities...................         18               16
Corporate bonds and equity securities...         45               38



     Over 71% of the portfolio was invested in U.S. Government/agency securities or had a rating of AAA or AA. For regulatory purposes, 90% of the securities portfolio was rated "Class 1" for all periods presented, which is the highest quality rated group as classified by the NAIC.

     The $2.5 million line of credit available as of June 30, 2001 is restricted to working capital for claims settlements. The line of credit is unsecured and renewable annually. NCRIC has not drawn down on this facility. NCRIC has no other material commitments for capital expenditures.

     Under terms of the purchase agreement between NCRIC and the previous owners of HealthCare Consulting, Inc., HCI Ventures, LLC, and Employee Benefits Services, Inc., additional purchase payments totaling $3.1 million could be paid in cash if the acquired companies achieve earnings targets in 2000, 2001, and 2002. During 2000, the earnings target was met and NCRIC paid the prior owners $1.55 million on March 31, 2001. After analyzing the acquired companies' operations since the acquisition, terms were negotiated and agreed upon for an early payment of the second contingent payment originally scheduled to be paid in 2002. As a result, on June 23, 2001, NCRIC paid $1.39 million, the present value of the remaining payments, to the prior owners. During June 2001, NCRIC MSO, Inc. borrowed $1,971,000 from SunTrust Bank to finance these payments. The outstanding debt from the first quarter of 2001 was repaid with a portion of this loan. The term of the loan is 3 years at a floating rate of LIBOR plus two and three-quarter percent. Principal and interest payments are due on a monthly basis.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     NCRIC's investment portfolio is exposed to various market risks, including interest rate and equity price risk. Market risk is the potential for financial losses due to the decrease in the value or price of an asset resulting from broad movements in prices. At June 30, 2001, fixed maturity securities comprise 93% of total investments at market value. U.S. government and agencies and tax-exempt bonds represent 29% of the fixed maturity securities. Equity securities, consisting primarily of preferred stock, account for the remainder of the investment portfolio. NCRIC has classified its investments as available for sale.

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

     Interest rates have decreased during the first six months of 2001, resulting in an increase in the value of treasury bonds and improving the carrying value of NCRIC's fixed maturity portfolio. At June 30, 2001, NCRIC's fixed maturities were valued at $186,000 below amortized cost. At December 31, 2000, the value of the portfolio was $1.1 million below amortized cost.

     Generally, the longer the duration of the security, the more sensitive the asset is to market interest rate fluctuations. To control the adverse effects of the changes in interest rates, NCRIC's investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. NCRIC's investment policy also provides that all security purchases be limited to rated securities or unrated securities approved by management on the recommendation of NCRIC's investment advisor. Approximately 59% of the portfolio is Treasury or Agency related or rated AAA, the highest rating for a security.

     During the six months ended June 30, 2001, there was a change in the allocation of NCRIC's portfolio increasing the percentage of tax-exempt and corporate bonds to 61% of the total fixed maturity securities compared to 51% at December 31, 2000. This has the potential to increase the market risk as less of the portfolio is backed by the U.S. Government. Management of NCRIC, along with NCRIC's external investment managers, seeks to maximize after-tax yields while minimizing portfolio credit risk. The decision to reallocate the portfolio as funds became available was based on this goal.


PART II   OTHER INFORMATION

Item 1.  Legal proceedings.

      See the Form 10-K for the fiscal year ended December 31, 2000 for information on pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of NCRIC Group, Inc. took place on May 8, 2001.

(b)      The following directors were elected and received the following votes:

                                                  Number of Votes
                                            ---------------------------
         Name                                 For              Withheld
         ----                               ---------          --------
         Martin W. Dukes                    3,541,064            32,772
         Luther W. Gray                     3,541,064            32,772
         Edward G. Koch                     3,541,064            32,772
         Leonard M. Parver                  3,541,064            32,772
         Nelson P. Trujillo                 3,541,064            32,772

     The following directors continued in office:


         Vincent Burke, III         Pamela Coleman
         R. Ray Pate, Jr.           Leonard Glassman
         Prudence P. Kline          J. Paul McNamara
         Raymond Scalettar          David M. Seitzman
         Robert L. Simmons

Item 6. Exhibits and Reports on Form 8-K.

(a)      Exhibits

(b)      Reports on Form 8-K
         NCRIC Group, Inc. did not file any reports on Form 8-K during the quarter ended June 30, 2001.



SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          NCRIC Group, Inc.

August 14, 2001                       /s/ R. Ray Pate, Jr.
                                      --------------------
                                          R. Ray Pate, Jr., President
                                          & Chief Executive Officer
                                          (Duly Authorized Officer)

August 14, 2001                      /s/  Rebecca B. Crunk
                                     ---------------------
                                          Rebecca B. Crunk, Sr. Vice President
                                          & Chief Financial Officer
                                          (Principal Financial Officer)