Form 10-Q
period 2001-09-30
NCRIC GROUP INC
filed 2001-11-14
CIK 1075343

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                     Securities Exchange Act of 1934 For the
                    quarterly period ended September 30, 2001

                         Commission File Number: 0-25505

   [LOGO of
NCRIC Group, Inc.]                NCRIC Group, Inc.

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

                                  202-969-1866
                  -------------------------------------------
                (Issuer's telephone number, including area code)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No __

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 1, 2001, there were 3,711,427 shares of NCRIC Group, Inc. common stock outstanding.

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
Item 3.   Quantitative and Qualitative Disclosures About Market Risk... 18

PART II.  Other Information

Item 1.   Legal Proceedings............................................ 19
Item 4.   Submission of Matters to a Vote of Security Holders.......... 19
Item 6.   Exhibits and Reports on Form 8-K............................. 19

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
------------------------------------------------------------------------------------------------------------------------------
                                                                                     September 30, 2001      December 31, 2000
                                                                                       (unaudited)
ASSETS

INVESTMENTS:
      Securities available for sale, at fair value:
           Bonds and U.S. Treasury Notes                                                 $  97,881              $  91,482
           Equity securities                                                                 6,755                  6,563
                                                                                         ---------              ---------
               Total securities available for sale                                         104,636                 98,045

OTHER ASSETS:
      Cash and cash equivalents                                                              5,773                  3,972
      Reinsurance recoverable                                                               31,196                 27,549
      Goodwill, net                                                                          7,398                  6,218
      Deferred income taxes                                                                  1,515                  1,918
      Other assets                                                                          11,520                  8,162
                                                                                         ---------              ---------

TOTAL ASSETS                                                                             $ 162,038              $ 145,864
                                                                                         =========              =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Losses and loss adjustment expenses:
           Losses                                                                        $  57,935              $  55,785
           Loss adjustment expenses                                                         26,407                 25,349
                                                                                         ---------              ---------
               Total losses and loss adjustment expenses                                    84,342                 81,134
      Other liabilities:
           Retrospective premiums accrued under
               reinsurance treaties                                                          2,709                  5,478
           Unearned premiums                                                                19,689                 11,472
           Bank debt                                                                         1,820                   --
           Other liabilities                                                                 7,484                  6,331
                                                                                         ---------              ---------
TOTAL LIABILITIES                                                                          116,044                104,415
                                                                                         ---------              ---------

STOCKHOLDERS' EQUITY:
      Common stock $0.01 par value - 10,000,000 shares authorized; 3,711,427 shares issued and outstanding (net of 31,428
           and 17,500 treasury shares, respectively)                                            37                     37
      Additional paid in capital                                                             9,522                  9,455
      Unallocated common stock held by the ESOP                                               (811)                  (889)
      Common stock held by the stock award plan                                               (374)                  (476)
      Accumulated other comprehensive gain (loss)                                            1,792                   (744)
      Retained earnings                                                                     36,088                 34,197
      Treasury stock, at cost                                                                 (260)                  (131)
                                                                                         ---------              ---------

TOTAL STOCKHOLDERS' EQUITY                                                                  45,994                 41,449
                                                                                         ---------              ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                               $ 162,038              $ 145,864
                                                                                         =========              =========

See notes to condensed consolidated financial statements.


NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE DATA)
-------------------------------------------------------------------------------------------------------------------------

                                                        Three Months Ended September 30,  Nine Months Ended September 30,
                                                             2001             2000             2001             2000
REVENUES:
     Net premiums earned                                   $ 5,312          $ 3,808          $14,721          $10,981
     Net investment income                                   1,521            1,632            4,617            4,814
     Net realized investment gains                              97             --                194             --
     Practice management and related income                  1,451            1,294            4,643            4,112
     Other income                                              146              122              436              331
                                                           -------          -------          -------          -------

             Total revenues                                  8,527            6,856           24,611           20,238
                                                           -------          -------          -------          -------

EXPENSES:
     Losses and loss adjustment expenses                     4,386            3,170           12,905            8,925
     Underwriting expenses                                   1,430              934            3,630            2,955
     Practice management expenses                            1,472            1,296            4,365            3,767
     Other expenses                                            297              261              963              892
                                                           -------          -------          -------          -------

             Total expenses                                  7,585            5,661           21,863           16,539
                                                           -------          -------          -------          -------

INCOME BEFORE INCOME TAXES                                     942            1,195            2,748            3,699

INCOME TAX PROVISION                                           296              353              857            1,128
                                                           -------          -------          -------          -------

NET INCOME                                                 $   646          $   842          $ 1,891          $ 2,571
                                                           =======          =======          =======          =======

OTHER COMPREHENSIVE INCOME GAIN                            $ 1,913          $   674          $ 2,536          $   800
                                                           -------          -------          -------          -------

COMPREHENSIVE INCOME                                       $ 2,559          $ 1,516          $ 4,427          $ 3,371
                                                           =======          =======          =======          =======

Net income per common share:

Basic                                                      $  0.18          $  0.24          $  0.54          $  0.73
Diluted                                                    $  0.18          $  0.24          $  0.52          $  0.73

See notes to condensed consolidated financial statements.


NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------

                                                                            Nine Months Ended September 30,
                                                                                  2001         2000

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                                 $ 1,891      $ 2,571
      Adjustments to reconcile net income
           to net cash flows from operating activities:
               Net realized investment gains                                        (194)           -
               Amortization and depreciation                                         564          509
               Deferred income taxes                                              (1,075)         421
               Stock released for coverage of benefit plans                          224           96
               Changes in assets and liabilities:
                      Reinsurance recoverable                                     (3,647)         723
                      Other assets                                                (4,738)      (3,508)
                      Losses and loss adjustment expenses                          3,208       (3,058)
                      Retrospective premiums accrued under
                           reinsurance treaties                                   (2,769)      (1,107)
                      Unearned premiums                                            8,217        6,218
                      Other liabilities                                            1,338       (1,000)
                                                                              -----------   ----------

           Net cash flows provided by operating activities                         3,019        1,865
                                                                              -----------   ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments                                                   (13,997)     (26,146)
      Sales, maturities and redemptions of investments                            14,395       24,913
      Investment in purchased business                                            (3,014)           -
      Purchases of property and equipment                                           (293)        (584)
                                                                              -----------   ----------

           Net cash flows used in investing activities                            (2,909)      (1,817)
                                                                              -----------   ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Repurchases of common stock                                                   (129)        (131)
      Proceeds from long-term debt                                                 1,971            -
      Repayment of long-term debt                                                   (151)           -
                                                                              -----------   ----------

           Net cash flows provided by (used in) financing activities               1,691         (131)
                                                                              -----------   ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            1,801          (83)
                                                                              -----------   ----------

CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                                                          3,972        5,407
                                                                              -----------   ----------

CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                                              $ 5,773      $ 5,324
                                                                              ===========   ==========

SUPPLEMENTARY INFORMATION:
      Cash paid for income taxes                                                 $ 2,167      $ 1,175
                                                                              ===========   ==========
      Cash paid for interest                                                     $    46      $     -
                                                                              ===========   ==========

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

     Operating results for the three and nine-month periods ended September 30, 2001 are not necessarily indicative of the results that may be expected for the year ending December 31, 2001. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of NCRIC Group, Inc. (NCRIC Group) for the year ended December 31, 2000, which were filed with the Securities and Exchange Commission on Form 10-K.

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

     Selected financial data is presented below for each business segment at or for the three-month and nine-month periods ended September 30, 2001 and 2000 (in thousands):

                                                 For the Three Months                 At or For the Nine Months
                                                  Ended September 30,                    Ended September 30,
                                              ---------------------------           -----------------------------
                                                2001               2000               2001                2000
                                                ----               ----               ----                ----
Insurance
Revenues from external customers              $  5,439           $  3,912           $ 15,102           $ 11,258
Net investment income                            1,509              1,609              4,577              4,751
Depreciation and amortization                       61                 58                152                174
Segment profit before taxes                      1,100              1,323              3,079              3,848
Segment assets                                                                       152,666            138,772
Segment liabilities                                                                  113,574            105,559
Expenditures for segment assets                     45                189                133                566

                                                For the Three Months                At or For the Nine Months
                                                 Ended September 30,                   Ended September 30,
                                           ------------------------------        -------------------------------
                                              2001                2000               2001               2000
                                              ----                ----               ----               ----
Practice Management Services
Revenues from external customers            $  1,472           $  1,314           $  4,705           $  4,171
Net investment income                             13                 23                 45                 56
Depreciation and amortization                    150                113                412                335
Segment profit before taxes                        6                 36                364                415
Segment assets                                                                       9,589              6,846
Segment liabilities                                                                  4,082              1,273
Expenditures for segment assets                   50                  2                160                 18


Total

Revenues from external customers            $  6,911           $  5,226           $ 19,807           $ 15,429
Net investment income                          1,522              1,632              4,622              4,807
Depreciation and amortization                    211                171                564                509
Segment profit before taxes                    1,106              1,359              3,443              4,263
Segment assets                                                                     162,255            145,618
Segment liabilities                                                                117,656            106,832
Expenditures for segment assets                   95                191                293                584

The following are reconciliations of reportable segment assets, liabilities, revenues, net investment income, and profit before taxes to NCRIC Group's consolidated totals (in thousands):

                                                       September 30,
                                                    ------------------
                                                    2001          2000
                                                    ----          ----
Assets:
 Total assets for reportable segments             $ 162,255    $ 145,618
 Elimination of intersegment receivables             (1,707)        (865)
 Other unallocated amounts                            1,490          565
                                                  ---------    ---------
 Consolidated total                               $ 162,038    $ 145,318
                                                  =========    =========

Liabilities:
 Total liabilities for reportable segments       $ 117,656     $ 106,832
 Elimination of intersegment payables               (1,707)         (865)
 Other liabilities                                      95           220
                                                  ---------    ---------
    Consolidated total                            $ 116,044    $ 106,187
                                                  =========    =========

                                                   For the Three Months                  For the Nine Months
                                                    Ended September 30,                  Ended September 30,
                                                  -----------------------              -----------------------
                                                  2001               2000              2001               2000
                                                  ----               ----              ----               ----
Revenues from external customers:
 Total revenues for reportable segments        $  6,911           $  5,226           $ 19,807           $ 15,429
 Elimination of intersegment revenues                (2)                (2)                (7)                (5)
                                               --------           --------           --------           --------
 Consolidated total                            $  6,909           $  5,224           $ 19,800           $ 15,424
                                               ========           ========           ========           ========

                                                   For the Three Months                  For the Nine Months
                                                    Ended September 30,                   Ended September 30,
                                                    -------------------                   -------------------
                                                   2001               2000              2001              2000
                                                   ----               ----              ----              ----
Net investment income:
 Total investment income for
   reportable segments                            $ 1,522           $ 1,632           $ 4,622           $ 4,807
 Elimination of intersegment income                    (1)              --                 (5)              --
 Other unallocated amounts                           --                 --                --                  7
                                                  -------           -------           -------           -------
 Consolidated total                               $ 1,521           $ 1,632           $ 4,617           $ 4,814
                                                  =======           =======           =======           =======

Profit before taxes:
 Total profit for reportable segments             $ 1,106           $ 1,359           $ 3,443           $ 4,263
 Other expenses                                      (164)             (164)             (695)             (564)
                                                  -------           -------           -------           -------
 Consolidated total                               $   942           $ 1,195           $ 2,748           $ 3,699
                                                  =======           =======           =======           =======


3.   Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                    For the Three Months               For the Nine Months
                                                     Ended September 30,               Ended September 30,
                                                     -------------------               -------------------
                                                    2001             2000             2001             2000
                                                    ----             ----             ----             ----
Net income                                         $  646           $  842           $1,891           $2,571
                                                   ======           ======           ======           ======

Weighted average common
         shares outstanding - basic                 3,526            3,520            3,524            3,527
Dilutive effect of stock options
         and awards                                    83               25               88               14
                                                   ------           ------           ------           ------

Weighted average common
         shares outstanding - diluted               3,609            3,545            3,612            3,541
                                                   ======           ======           ======           ======

Net income per common share:

Basic                                              $ 0.18           $ 0.24           $ 0.54           $ 0.73
                                                   ======           ======           ======           ======

Diluted                                            $ 0.18           $ 0.24           $ 0.52           $ 0.73
                                                   ======           ======           ======           ======

4.   Outstanding Bank Debt

     During June 2001, NCRIC MSO, Inc. borrowed $1,971,000 from SunTrust Bank to finance contingent purchase payments related to the 1999 acquisition of HealthCare Consulting, Inc., HCI Ventures, LLC, and the assets of Employee Benefits Services, Inc. The outstanding debt from the first quarter of 2001 was repaid with a portion of this loan. The term of the loan is 3 years at a floating rate of LIBOR plus two and three-quarter percent. At September 30, 2001, the interest rate was 5.35%. Principal and interest payments are due on a monthly basis.

5.  Treasury Stock

     On April 17, 2001, NCRIC Group repurchased 10,900 shares of its stock at a price of $8.75 per share. On September 10, 2001, 3,028 shares were repurchased at a price of $11.25 per share. The repurchased shares of Common Stock are recorded as Treasury Stock, which is reported as a reduction of Stockholders' Equity.


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

     In April, NCRIC announced its formation of American Captive Corporation
(ACC), a wholly owned subsidiary and the first captive insurance company to be licensed in the District of Columbia under the Captive Insurance Act of 2000. As a captive insurance company, ACC was established to provide an alternative risk-financing vehicle for affinity groups. The captive program will be marketed to organizations and groups wishing to finance and manage their own risk. ACC has incurred $118,000 in costs associated with the start up of the company and has not begun operations as of September 30, 2001.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142 on January 1, 2002. NCRIC has not yet completed its analysis of the impact of SFAS 142. However, if SFAS 142 was adopted for the nine months ended September 30, 2001, the after tax impact on the nine months earnings due to the elimination of goodwill amortization would be an increase of approximately $270,000.


Consolidated net income

Three months ended September 30, 2001 compared to three months ended September 30, 2000

     Net income was $646,000 for the three months ended September 30, 2001 compared to $842,000 for the three months ended September 30, 2000. Total revenue was up 24% for the quarter compared to the same quarter in 2000. The higher revenue was offset by an increase in loss and loss adjustment expenses and in practice management expenses. Additionally, in the third quarter of 2001 a guaranty fund assessment of $243,000 was accrued for an assessment received from the District of Columbia Insurance Guaranty Association in October related to the insolvency of Reliance Insurance Company; no assessments were received previously in 2001 or 2000. NCRIC expects to also receive an assessment from the Virginia Insurance Guaranty Association due to the Reliance insolvency. While the amount of that assessment is unknown at this time, NCRIC has a liability accrued of $40,000 which it believes will be adequate to cover the potential assessment.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

     Net income totaled $1.9 million for the nine months ended September 30, 2001 compared to $2.6 million for the nine months ended September 30, 2000. Total revenue increased 22% for the nine months ended September 30, 2001 compared to September 30, 2000. The higher revenue was offset by an increase in loss and loss adjustment expenses, the guaranty fund assessment and in practice management expenses.

     NCRIC's insurance segment experienced a significant increase in new business written in the third quarter of 2001 and for the nine months ended September 30, 2001, which resulted in a rise in net premiums earned. The profitability of a medical professional liability insurance policy is designed to emerge over a period of years rather than in the year the policy is written; profits are designed to accrue through investment income on the invested premiums and through successful settlement of claims. Therefore, the large increase in new business written in the current period causes a strain on current period earnings. In addition, earnings were impacted by reduced net investment income because of lower market yields and increased incurred losses reflecting increased frequency and severity trends.

     NCRIC's practice management segment produced a significant increase in revenue primarily as a result of its focused efforts on new business development. Higher revenue was offset by expenses related to the ongoing servicing of new business, the allocation of additional resources to new business development and, in the second quarter of 2001, some non-recurring expenses.

Net premiums earned

Three months ended September 30, 2001 compared to three months ended September 30, 2000

    Net premiums earned increased by $1.5 million, or 40%, to $5.3 million from $3.8 million for the three months ended September 30, 2001 and 2000, respectively. The increase is primarily reflective of the increase in policies in force as the result of net new business written combined with the increase in premium rates effective with policy anniversary dates in 2001. Additionally, net premiums earned for the third quarter of 2001 include a decrease of $195,000 from the September 30, 2000 level due to favorable loss development in the hospital-sponsored retrospectively rated programs. Under these programs, additional premiums are either earned or returned based on a group's adverse or favorable loss experience.

    Gross premiums written of $9.2 million for the three months ended September 30, 2001 increased from $8.7 million for the three months ended September 30, 2000, due to net new business written combined with the premium rate increase. The increase in gross premiums written was partially offset as a result of the September 2000 termination of a hospital sponsored risk-sharing program. Under terms of the contract the sponsor was billed $1.3 million in September 2000 based on the loss experience of the program; a similar billing did not occur in 2001.

    The mix of business produced directly by NCRIC versus by agents has changed between years as shown on the following chart of new gross written premium. The proportion of business produced by NCRIC's independent agency force has increased to 85% of total new business written in the third quarter of 2001 from 54% during the same period in 2000.

                              Three Months Ended
                                 September 30,
                                 -------------
                            2001                2000
                            ----                ----
        Direct         $   486,000          $  636,000
        Agent            2,784,000             745,000


Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

    Net premiums earned increased by 34% to $14.7 million from $11.0 million for the nine months ended September 30, 2001 and 2000, respectively. The increase is primarily reflective of the increase in policies in force as the result of net new business written combined with the increase in premium rates effective with policy anniversary dates in 2001. Additionally, net premiums earned through September 30, 2001, includes a decrease of $617,000 from the September 30, 2000 level due to favorable loss development in the hospital-sponsored retrospectively rated programs. Under these programs, additional premiums are either earned or returned based on a group's adverse or favorable loss experience.

    Gross premiums written of $28.8 million for the nine months ended September 30, 2001 increased by $7.0 million from $21.8 million for the nine months ended September 30, 2000, due to net new business written combined with the premium rate increase and some changes in policy effective dates to January 1. In addition, written premium in 2000 included $1.3 million related to a hospital sponsored program which was not repeated in 2001, as discussed above.

   The mix of business produced directly by NCRIC versus by agents has changed between years as shown on the following chart of new gross written premium. The proportion of business produced by NCRIC's independent agency force has increased to 89% of total new business written in the first nine months of 2001 from 63% during the same period in 2000.

                                          Nine Months Ended
                                            September 30,
                                            -------------
                                      2001                 2000
                                      ----                 ----
              Direct               $   923,000          $1,346,000
              Agent                  7,106,000           2,289,000

     While insurance in force continues to follow the historic pattern of insuring risks concentrated in the District of Columbia, there has been notable growth in premium written in NCRIC's other market areas. Of the increase in written premium in 2001 over the first nine months of 2000, 37% comes from business written in Maryland, 47% from Virginia, 12% from West Virginia, and 10% from Delaware. These increases are largely as the result of sales by agents. In the District of Columbia there was a decline in written premium primarily as a result of the September 2000 termination of a hospital sponsored risk-sharing program.

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

    Based on the actual accumulated loss experience of the program through its termination on September 1, 2000, NCRIC billed the hospital sponsor $1.3 million under terms of the contract based on actual loss experience through the termination date. Additionally, based on the continuing development of loss experience through the third quarter of 2001, $385,000 of net premiums earned has been accrued related to additional amounts due to NCRIC from the hospital sponsor.

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

Net investment income

Three months ended September 30, 2001 compared to three months ended September 30, 2000

   Net investment income decreased by $111,000 for the three months ended September 30, 2001 compared to the third quarter of 2000 due to a decrease in yields partially offset by an increase in invested funds. The average effective yield was approximately 5.8% for the three months ended September 30, 2001 and 6.4% for the three months ended September 30, 2000. The tax equivalent yield was approximately 6.3% for the third quarter of 2001 and 6.9% for the third quarter of 2000. The decrease in investment yields reflects the market decrease in interest rates in 2001 compared to 2000.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

   Net investment income decreased by $197,000 for the nine months ended September 30, 2001 compared to the first nine months of the prior year due to a decrease in yields partially offset by an increase in invested funds. Average invested assets, which include cash equivalents, were higher in the first nine months of 2001 by $3.1 million. The average effective yield was approximately 5.9% for the nine months ended September 30, 2001 and 6.3% for the nine months ended September 30, 2000. The tax equivalent yield was approximately 6.4% for the first nine months of 2001 and 6.7% for the first nine months of 2000. The decrease in investment yields reflects the market decrease in interest rates in 2001 compared to 2000.


Practice management and related revenue

    Revenue for practice management and related services is comprised of fees for the services shown in the following chart.


                                     Three Months Ended     Nine Months Ended
                                        September 30,         September 30,
                                        -------------         -------------
                                        2001     2000         2001     2000
                                        ----     ----         ----     ----
Practice management                      50%      44%          44%      43%
Accounting                               26%      29%          25%      28%
Tax & personal financial planning         7%       7%          13%      12%
Retirement plan accounting & admin       11%      12%          11%      12%
Other                                     6%       8%           7%       5%
                                        ----     ----         ----     ----
  Total                                 100%     100%         100%     100%
                                        ====     ====         ====     ====

Three months ended September 30, 2001 compared to three months ended September 30, 2000

     Practice management and related revenue of $1.5 million for the three months ended September 30, 2001 is up from $1.3 million for the three months ended September 30, 2000. The increased revenue is a result of the addition of new clients and the 2001 increase in consulting rates.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

     Practice management and related revenue of $4.6 million for the nine months ended September 30, 2001 is up 12% from $4.1 million for the nine months ended September 30, 2000. The increased revenue is a result of 1) the focused efforts on new business development through the addition of new clients in both recurring fee business and one-time consulting assignments and 2) the 2001 increase in consulting rates.

     Approximately $325,000 of revenue in the first nine months of 2001 results from services provided to existing insureds of NCRIC compared to $256,000 of revenue in the same period during 2000 reflecting results of the cross-selling initiative.


Loss and loss adjustment expenses and combined ratio results

     NCRIC continues to experience pressure from the rise in severity of losses, and it continues to take a cautious approach in evaluating reserves. The expense for incurred losses and LAE net of reinsurance is summarized as follows (in thousands):

                                                     Three Months Ended       Nine Months Ended
                                                        September 30,           September 30,
                                                        -------------           -------------
                                                     2001         2000        2001        2000
                                                     ----         ----        ----        ----
Incurred loss and LAE related to:
      Current year - losses ....................   $  5,979    $  4,044    $ 16,698    $ 13,288
      Prior years - development ................     (1,593)       (874)     (3,793)     (4,363)
                                                   --------    --------    --------    --------
Total incurred for the period ..................   $  4,386    $  3,170    $ 12,905    $  8,925
                                                   ========    ========    ========    ========

Following is a summary of the ratios of losses and underwriting expenses compared to net premiums:
                                                         Nine Months Ended
                                                           September 30,
                                                           -------------
                                                      2001              2000
                                                      ----              ----
         Loss and LAE ratio.....................      87.7%             81.3%
         Underwriting expense ratio.............      24.6%             26.9%
         Combined ratio.........................     112.3%            108.2%

Three months ended September 30, 2001 compared to three months ended September 30, 2000

     Total incurred loss and LAE expense of $4.4 million for the third quarter of 2001 increased by $1.2 million from the $3.2 million incurred for the third quarter of 2000. The increase in current year losses to $6.0 million for the third quarter of 2001 reflects the increase in the level of exposure as a result of premium growth and a rise in the cost of settling claims. The higher level of favorable development of losses reported in prior years reflects the favorable experience on the claims closed during the quarter, partially offset by the continuing upward pressure of severity of losses as noted previously. Prior year development results from the re-estimation and settlement of individual losses not covered by reinsurance, which generally are losses under $500,000.


Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

     Total incurred loss and LAE expense of $12.9 million for the first nine months of 2001 increased by $4.0 million from the $8.9 million incurred for the first nine months of 2000. The increase in current year losses to $16.7 million for the first nine months of 2001 reflects the increase in the level of exposure as a result of premium growth, an increase in frequency of reported claims, and a rise in the cost of settling claims. The lower favorable development of losses reported in prior years reflects the continuing upward pressure of severity of losses as noted previously.

     The combined ratio of 112.3% for the nine months ended September 30, 2001 reflects the increase in loss and loss adjustment expenses as noted above. The lower underwriting expense component reflects the stable level of underwriting expenses coupled with the higher level of premiums.


Expenses

Three months ended September 30, 2001 compared to three months ended September 30, 2000

     Underwriting expenses of $1.4 million for the three months ended September 30, 2001 increased by $496,000 from $934,000 for the three months ended September 30, 2000. The increase in expenses results primarily from increases in commissions, premium taxes, and travel related to the increased level of new business, particularly agent produced business. The mix of business produced by NCRIC's independent agency force has increased to 85% of new business written for the three months ended September 30, 2001 from 54% for the three months ended September 30, 2000. Additionally, in the third quarter of 2001: 1) a guaranty fund assessment of $243,000 was expensed; no guaranty fund assessments were received in previous quarters of 2001 or 2000, and 2) professional fees, primarily due to legal expenses related to the premium collection litigation noted above, were higher than in the third quarter of 2000.

     Practice management and related expenses were $1.5 million for the three months ended September 30, 2001 and $1.3 million for the three months ended September 30, 2000. Expenses increased due to the growth in business, new business development, and an increase in the goodwill amortization and interest expense related to the contingent purchase payments made in 2001 to the prior owners of HealthCare Consulting, Inc., HCI Ventures, LLC, and Employee Benefits Services, Inc.

     Other expenses include amounts for subsidiary and holding company operations, which are not directly related to the issuance of medical professional liability insurance or practice management operations. Other expenses of $297,000 for the three months ended September 30, 2001 compare to $261,000 for the three months ended September 30, 2000. Other expenses for the third quarter of 2001 include $65,000 of start up expenses for the new captive insurance company subsidiary.

Nine months ended September 30, 2001 compared to nine months ended September 30, 2000

    Underwriting expenses increased $675,000 to $3.6 million for the nine months ended September 30, 2001 from $3.0 million for the nine months ended September 30, 2000. The increase in expenses primarily stems from the increase in new business, particularly agent produced business, through increases in commissions, travel and other underwriting costs. These expenses were partially offset by an increase in ceding allowances as a result of the increase in premiums earned. The mix of business produced by NCRIC's independent agency force has increased to 89% of new business written for the nine months ended September 30, 2001 from 63% for the nine months ended September 30, 2000. Additionally, year-to-date expenses in 2001 are higher than for the same period of 2000 due to the guaranty fund assessment noted above.

    Practice management and related expenses were $4.4 million for the nine months ended September 30, 2001 and $3.8 million for the nine months ended September 30, 2000. Expenses increased as a result of the growth in new business and business development efforts during 2001. In addition, goodwill amortization increased by $88,000 and interest expense increased $50,000 as a result of the contingent payments made in 2001 to the prior owners of HealthCare Consulting, Inc., HCI Ventures, LLC, and Employee Benefits Services, Inc.

    Other expenses include amounts for subsidiary and holding company operations, which are not directly related to the issuance of medical professional liability insurance or practice management operations. Other expenses of $963,000 for the nine months ended September 30, 2001 compare to $892,000 for the nine months ended September 30, 2000. Other expenses include $118,000 of start up expenses for the new captive insurance company subsidiary through September 30, 2001.

Federal income taxes

    The effective tax rate for NCRIC at 31% for the nine months ended September 30, 2001 and 2000, is lower than the federal statutory rate principally due to nontaxable investment income.


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

      For the nine months ended September 30, 2001, NCRIC had cash flows from operations of $3.0 million compared to $1.9 million for the corresponding period of 2000. The $1.1 million of increased cash flow results primarily from an increase in net premiums received partially offset by an increase in income taxes paid, an increase of $1.3 million for reinsurance premium payments under the swing rated treaty, and an increase in the payments of losses and LAE of $2.0 million. Because of the long-term nature of both the payments of claims and the settlement of swing-rated reinsurance premiums due to the reinsurers, cash from operations for a medical professional liability insurer like NCRIC can vary substantially from year to year.

     Financial condition and capital resources. Cash flow from operations and the proceeds of maturing investments have primarily been invested in corporate and tax-exempt securities. As of September 30, 2001, the carrying value of the securities portfolio was $104.6 million. The portfolio was invested as follows:

                                                     At September 30,         At December 31,
                                                          2001                      2000
                                                          ----                      ----
U. S. Government and agencies.....................          9%                       14%
Asset and mortgage-backed securities..............         25                        32
Tax-exempt securities.............................         19                        16
Corporate bonds and equity securities.............         47                        38

     Over 69% of the portfolio was invested in U.S. Government and agency securities or had a rating of AAA or AA. For regulatory purposes, 91% of the securities portfolio was rated "Class 1" for all periods presented, which is the highest quality rated group as classified by the NAIC.

     The $2.5 million line of credit available as of September 30, 2001 is restricted to working capital for claims settlements. The line of credit is unsecured and renewable annually. NCRIC has not drawn down on this facility. NCRIC has no material commitments for capital expenditures.

     Under terms of the purchase agreement between NCRIC and the previous owners of HealthCare Consulting, Inc., HCI Ventures, LLC, and Employee Benefits Services, Inc., additional purchase payments totaling $3.1 million could be paid in cash if the acquired companies achieve earnings targets in 2000, 2001, and 2002. During 2000, the earnings target was met and NCRIC paid the prior owners $1.55 million on March 31, 2001. After analyzing the acquired companies' operations since the acquisition, terms were negotiated and agreed upon for an early payment of the second contingent payment originally scheduled to be paid in 2002. As a result, on June 23, 2001, NCRIC paid $1.39 million, the present value of the remaining payments, to the prior owners. During June 2001, NCRIC MSO, Inc. borrowed $1,971,000 from SunTrust Bank to finance these payments. The outstanding debt from the first quarter of 2001 was repaid with a portion of this loan. The term of the loan is 3 years at a floating rate of LIBOR plus two and three-quarter percent. At September 30, 2001, the interest rate was 5.35%. Principal and interest payments are due on a monthly basis.


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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     NCRIC's investment portfolio is exposed to various market risks, including interest rate and equity price risk. Market risk is the potential for financial losses due to the decrease in the value or price of an asset resulting from broad movements in prices. At September 30, 2001, fixed maturity securities comprise 93% of total investments at market value. U.S. Government and agencies and tax-exempt bonds represent 30% of the fixed maturity securities. Equity securities, consisting primarily of preferred stock, account for the remainder of the investment portfolio. NCRIC has classified its investments as available for sale.

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

     Interest rates have decreased during the first nine months of 2001, resulting in an increase in the value of treasury bonds and improving the carrying value of NCRIC's fixed maturity portfolio. At September 30, 2001, NCRIC's fixed maturities were valued at $2.7 million above amortized cost. At December 31, 2000, the value of the portfolio was $1.1 million below amortized cost.

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

     During the nine months ended September 30, 2001, there was a change in the allocation of NCRIC's portfolio increasing the percentage of tax-exempt and corporate bonds to 65% of the total fixed maturity securities compared to 51% at December 31, 2000. This has the potential to increase the market risk since less of the portfolio is backed by the U.S. Government. Management of NCRIC, along with NCRIC's external investment managers, seeks to maximize after-tax yields while minimizing portfolio credit risk. The decision to reallocate the portfolio as funds became available was based on this goal.



PART II. OTHER INFORMATION

Item 1.  Legal Proceedings.

      See the Form 10-K for the fiscal year ended December 31, 2000 for information on pending litigation.

Item 6.  Exhibits and Reports on Form 8-K.

      None



                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  NCRIC Group, Inc.

November 14, 2001                 /s/   R. Ray Pate, Jr.
                                  --------------------------------------
                                  R. Ray Pate, Jr., President &
                                      Chief Executive Officer
                                     (Duly Authorized Officer)

November 14, 2001                 /s/   Rebecca B. Crunk
                                  --------------------------------------
                                  Rebecca B. Crunk, Sr. Vice President &
                                        Chief Financial Officer
                                     (Principal Financial Officer)