Form 10-K
period 2001-12-31
NCRIC GROUP INC
filed 2002-03-27
CIK 1075343

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-K

                 Annual Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934

                  For the fiscal year ended December 31, 2001

                         Commission File Number: 0-25505

                                NCRIC Group, Inc.

       District of Columbia                                    52-2134774
  --------------------------------                       -----------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                              Identification No.)


                  1115 30th Street, NW, Washington, D.C. 20007
              ----- ---------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

                          Yes [ X ]          No [   ]


     Check if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     The aggregate market value of the voting stock held by nonaffiliates of the Registrant, computed by reference to the average of the closing bid and ask price of such stock on the Nasdaq SmallCap Market on March 5, 2002 was approximately $12.4 million.

     The number of shares outstanding of the Issuer's Common Stock, the issuer's only class of outstanding capital stock, as of March 5, 2002 was 3,711,427.

           Documents Incorporated by Reference

     The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

I. Portions of the NCRIC Group, Inc. Proxy Statement for the 2001 Annual Meeting of Shareholders are incorporated by reference into certain items of
     Part III.


                                TABLE OF CONTENTS


PART I.                                                                                           Page

Item 1.      Business of the Company.......................................................        1

Item 2.      Properties....................................................................       43

Item 3.      Legal Proceedings.............................................................       44

Item 4.      Submission of Matters to a Vote of Security Holders...........................       44

PART II.

Item 5.      Market for Registrant's Common Equity and Related Shareholder Matters.........       44

Item 6.      Selected Financial Data.......................................................       45

Item 7.      Management's Discussion and Analysis of Financial Condition and Results of
             Operations....................................................................       47

Item 7A.     Quantitative and Qualitative Disclosures about Market Risk....................       73

Item 8.      Financial Statements..........................................................       75

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial
             Disclosure....................................................................      108

PART III.

Item 10.     Directors and Officers of the Registrant......................................      108

Item 11.     Executive Compensation........................................................      108

Item 12.     Security Ownership of Certain Beneficial Owners and Management................      108

Item 13.     Certain Relationships and Related Transactions................................      108

Item 14.     Exhibits, Financial Statement Schedules and Reports on Form 8-K...............      108

PART I

Item 1.         Business of the Company
-------         -----------------------

Background

           NCRIC Group, Inc., a District of Columbia corporation, is a holding company that owns NCRIC, Inc., a medical professional liability insurance company, and NCRIC MSO, Inc., a physician practice management and financial services company. The principal operations of NCRIC, Inc. and NCRIC MSO are conducted in the District of Columbia, Maryland, Virginia, West Virginia, Delaware and North Carolina. References to "NCRIC" mean NCRIC Group and its subsidiaries, including their predecessors.

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
      NCRIC, Inc.                     NCRIC MSO, Inc. d/b/a
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

           NCRIC is the leading provider of medical professional liability insurance in the District of Columbia, based on direct premiums written in 2000. Medical professional liability insurance insures the physician against liabilities arising from the rendering of, or failure to render, professional medical services. NCRIC is one of the leading providers of practice management and financial services to physicians in Virginia and North Carolina. In January 1999, NCRIC expanded its operations through the acquisition of HealthCare Consulting, Inc., a physician practice management company, its affiliate, HCI Ventures, LLC, a provider of capital and financial services to management services organizations, and of Employee Benefits Services, Inc., a provider of employee benefits services, owned by the stockholders of HealthCare Consulting.

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

Medical professional liability insurance

           NCRIC, Inc. is a medical professional liability insurance company servicing healthcare providers in the District of Columbia and Maryland. NCRIC, Inc.'s wholly owned subsidiary, Commonwealth Medical Liability Insurance Company, CML, sells medical professional liability insurance to healthcare providers in Virginia, Maryland, West Virginia, and Delaware. CML's policies closely resemble NCRIC's policies except that insureds of CML do not become members of NCRIC, A Mutual Holding Company.

           Created by District of Columbia physicians in 1980 when medical professional liability insurance was either unavailable or prohibitively expensive, NCRIC has provided high quality insurance products to its insureds in the District of Columbia, a legal jurisdiction which has rejected tort reform and has the highest cumulative average medical professional liability jury awards of any jurisdiction in the United States. NCRIC's success rests, among other factors, on its ability to successfully litigate claims, reduce its insured's loss exposure through effective risk management and provide its insureds with individualized service. Recognizing the value of NCRIC's insurance products, 98% of NCRIC's insureds renewed their policies in 2001. NCRIC believes that it successfully managed the medical professional liability insurance crisis of the early 1980's and has prospered since through a combination of physician governance and professional management expertise. As of December 31, 2001, the insurance companies had 35 employees.

           Over the past four years, NCRIC has distributed a customer satisfaction survey. In 2001, 90% of those responding indicated that they were "always pleased" or "almost always pleased" with NCRIC's service, which is comparable to 2000's rating of 93%.

           According to A.M. Best Company, in 2000, 50% of the direct premiums written for physician and hospital professional liability insurance in the District of Columbia were written by NCRIC. In addition, during the year ended December 31, 2001, NCRIC generated 49% of its premiums in Maryland, Virginia, West Virginia, and Delaware. NCRIC's market share, based on the 2000 data, is less than 3% in each of these markets. As of December 31, 2001, NCRIC had approximately 3,000 medical professional liability policies outstanding in all of its markets. The majority of NCRIC's premiums are generated from individual and small-group practices, but it also has risk sharing programs with groups of physicians sponsored by metropolitan Washington, D.C. area hospitals. NCRIC markets its products directly to its physician clients. NCRIC also markets its products through independent brokers and agents who produced 90% of new premiums written in 2001 as compared to 59% in 2000.

           Medical professional liability insurance insures the physician or other healthcare provider against liabilities arising from the rendering of, or failure to render, professional medical services. NCRIC's policies are written on a claims-made basis and include legal defense against asserted professional liability claims.

           NCRIC's direct insurance premiums written were $34.5 million, $22.7 million, and $21.4 million for the years ended December 31, 2001, 2000, and 1999, respectively. The historic results of operations may not be indicative of future operations. The operating results of medical professional liability insurers are subject to significant fluctuation, which can result in net losses due to a number of factors, including:

           o   adverse claims experience;

           o   judicial trends;

           o   changes in the investment and interest rate environment; and

           o   general economic conditions.

           NCRIC believes it can best leverage its strengths and appeal to customers by maintaining strength in its financial accounts. In line with this philosophy, as of December 31, 2001, NCRIC has established, on a gross basis, $84.6 million in loss reserves. NCRIC's success in adequate estimation of loss reserves is demonstrated by its loss development pattern, as displayed in the chart on page 26. These favorable loss developments have contributed significantly to NCRIC's reported earnings. While NCRIC believes that its loss reserves are adequate, there is ultimately no guarantee that reserve levels will be adequate as losses develop.

Practice management and financial services

           NCRIC MSO, Inc. was established in 1997, after thorough due diligence by a NCRIC Board appointed task force and upon review and approval by the Board, to be NCRIC's vehicle to provide practice management and financial services to physicians. Following the due diligence, in 1998, NCRIC selected a joint venture partner in HealthCare Consulting, HCI Ventures and Employee Benefits Services. In order to substantially accelerate its entry into the practice management, financial services and employee benefits markets, NCRIC acquired HealthCare Consulting, HCI Ventures and Employee Benefits Services in January of 1999. Today, NCRIC provides practice management and financial services to over 1,200 physicians throughout the mid-Atlantic area of Virginia, North Carolina, District of Columbia and Maryland. Since the acquisition, NCRIC MSO has been doing business as HealthCare Consulting.

           A key business strategy of NCRIC has been to provide a broad range of practice management services that give physicians the management expertise they need to conduct their practices without requiring them to relinquish ownership or control of their practices. NCRIC serves physicians of all group sizes, from solo ownership to large integrated group practices and works with other health care providers, such as hospitals and clinics, in the provision of practice management services.

           NCRIC believes that its practice management and financial services business diversifies its operations while solidifying the already strong relationship NCRIC has with its existing insureds through the provision of such needed management expertise. As NCRIC continues its successful diversification into practice management and financial services, it continues its goal to provide an additional distribution channel for its core insurance products. NCRIC intends to be a partner that physicians can rely on to understand their problems and who has the foresight to develop services to fit their needs across a spectrum of business issues.

Other NCRIC Group subsidiaries

           In addition to NCRIC, Inc., CML, and NCRIC MSO operations, NCRIC has a captive insurance operation, a reinsurance brokerage operation, an insurance agency, and a physicians organization.

           American Captive Corporation, ACC, was established in April 2001 as the first captive insurance company to be licensed in the District of Columbia under the Captive Insurance Act of 2000 and is authorized to form independent protected cells to accommodate affinity groups seeking to manage their own risk through an alternative risk transfer structure. In 2001 ACC was engaged in establishing the foundation for development of captive management operations. In February 2002 NCRIC announced formation of a joint venture with Risk Services, LLC, to form National Capital Risk Services to offer a complete range of alternative risk transfer services to healthcare clients throughout the nation.

           National Capital Insurance Brokerage, Ltd., a wholly-owned subsidiary of NCRIC, Inc., was formed in 1984 to serve as NCRIC's domestic reinsurance broker. National Capital Insurance Brokerage, Ltd. has retained commission income that would otherwise have been paid to outside reinsurance brokers. This income has been used by NCRIC to offset other operating expenses. National Capital Insurance Brokerage has also played a critical role in structuring NCRIC's reinsurance program to provide effective and comprehensive reinsurance coverage without reducing NCRIC's profitability.

           NCRIC Insurance Agency, a wholly-owned subsidiary of NCRIC, Inc. formed in 1989, offers life, health and disability insurance as well as property and casualty insurance products. NCRIC Insurance Agency had commission income of $56,000 in 2001 compared to $80,000 in 2000 and $71,000 in 1999. NCRIC Insurance
Agency offers its products in the same markets as NCRIC. As an insurance agent, NCRIC Insurance Agency receives commissions for business it places for insurance companies it represents. NCRIC Insurance Agency markets insurance products not underwritten by NCRIC. This permits NCRIC's core insureds to obtain a wider range of insurance products through NCRIC.

           NCRIC Physicians Organization, Inc., organized in 1994, a wholly-owned subsidiary of NCRIC MSO, manages a coalition of physicians which is organized to contract with managed care payers as an exclusive healthcare provider network. NCRIC Physicians Organization ended all of its contracts in 1999 and formed an agreement with American Medical Security, AMS, to provide its network to a developing PPO health plan by AMS for the Washington, D.C. metropolitan area. NCRIC Physicians Organization reached a settlement with AMS, effective October 1, 1999, that will provide NCRIC Physicians Organization with

$6,000 per month over a five-year period. The monthly fee of $6,000 is reduced by $0.75 for each subscriber who enrolls in the network plan.

Current Business Environment

           NCRIC strives to provide improving value in its services and products to the physician clients and the overall health care provider community it serves. NCRIC is influenced by two primary market environments: first, the highly specialized financial environment of professional liability, and, second, the ever-changing health care environment. Continuing to enhance products and services through existing resources is challenging in today's environment.

           Physician clients served by NCRIC have seen a stunning impact on the financial performance of their business over the past 12 months. A key environmental factor in NCRIC's business market and upon its clients is in the rising cost of professional liability insurance. The rising cost stems from increasing claims severity, as well as, an increase in the frequency of claims within NCRIC's market areas, the contraction of market capacity, rising reinsurance costs, and the falling interest rate environment. Occurring simultaneously is a continuing decrease in the reimbursement to NCRIC clients by third party payors, particularly Medicare, which can constitute on average up to 40% of a typical physician's total revenue. Further, the increase in regulatory requirements on physicians adds another layer of compliance costs in order to continue in the business of medical practice.

           The value NCRIC provides in services to its clients will continue to improve but not without an increase in the cost for its services. While physicians face a decreasing revenue stream, physicians who utilize and benefit from the services of NCRIC will see increased rates for professional liability insurance and for management services. NCRIC recognizes that as it focuses on improving the value it provides to its clients, its focus must also include providing its services in the most cost-effective manner in recognition of the revenue constraints faced by medical providers.

Cost
           The costs NCRIC incurs to provide products and services are increasing due to changes in the current business environment. Within all of NCRIC's markets for professional liability insurance there has been an escalation of the severity of claims (cost), including the cost for defending claims, and an uptick in the frequency of reported claims. In addition to increasing premium rates in each of its market territories, NCRIC is reducing pricing credits given to its insureds. At a time when one of the country's largest insurers, St. Paul Companies, is exiting the medical malpractice market, NCRIC has met the insurance marketplace challenges head-on with success and growth. Further, the tragic events of September 11, 2001 and the resulting impact on the reinsurance capital markets has resulted in the need to pass through to NCRIC insureds the increase in reinsurance rates for excess limits coverage.

           NCRIC continues to maintain its philosophy of pricing its insurance products at the level needed to provide a secure financial position to support its obligations to its insured medical providers. This practice has helped to hold down the required level of premium rate increases and has diminished the impact of the cost of its insurance products to the physician community. While some insurers are increasing the rate of their products beyond 50% and in some cases, over 100%, NCRIC has been able to temper its increases in the cost of its products. This leads to NCRIC's ability to continue to deploy the capital needed to continue a high level of service to its clients, which results in a strong client retention, while at the same time attracting new customers to NCRIC's philosophy of prudent financial management. This commitment is shown in our results of 2001. While NCRIC increased rates in 2001 and again in 2002, in 2001 NCRIC experienced the largest increase in its customer base in its 21-year history.

           Further dominating the cost landscape, NCRIC's clients are facing new governmental regulations requiring development and implementation of technological changes in medical practices. This is dominated by compliance required in coding of services by the Medicare/Medicaid Fraud False Claims Act and the transfer and handling of patient information as regulated by the Health Insurance Portability and Accountability Act. Also, the tragic events of September 11, 2001 are focusing new demands on all health care providers to take a front line role in providing patient care and safety in the event of future bioterrorist attacks. It has been estimated that the requirements needed by health care providers to meet the bioterrorist threats costs could exceed $1 billion. These changing health care requirements are adding to the cost structure of medical businesses. While this has negative consequences for NCRIC's clients from a cost control standpoint, it provides new revenue sources to NCRIC as it assists its clients to comply with the new regulatory requirements.

Revenue

           As NCRIC clients are faced with the challenge of increasing their revenue to cover increasing costs of services and to continue growth in value of their medical practices, NCRIC's rates for services to physicians for management services and professional liability insurance continue to increase.

           Physicians today face dramatic challenges as payors restructure their payment plans. Additionally, health care plans are increasing their premium rates to employers on average 11%, and in turn employers are pushing these additional costs to their employees. This cost shifting could have a spiraling effect on lowering overall reimbursement to the physician and further stressing physicans revenue. So that NCRIC's clients can preserve their business and meet opportunities to grow revenue, NCRIC will continue to help physicians protect their assets through professional liability insurance coverage and management and financial services.

           To identify new sources of revenue, NCRIC's practice management segment is helping its clients evaluate improvements in technology to improve office and medical record efficiencies; joint venture of allied health services, e.g., lab and physical therapy; and non-traditional resources to drive new revenue.

           Leading integration and networking with new capital partners is another approach NCRIC is aggressively pursuing with its clients to address decreasing reimbursement. NCRIC has been successful in developing integrated group practice models to focus on cost sharing, group purchasing and improved contracting with third party payors. NCRIC is now using its leverage with these larger groups to provide assistance to clients in expanding their medical practices through alignment with other businesses. These ventures are focused on developing "same store" shopping for services, while capitalizing on the venture to develop a larger distribution system for services. NCRIC has a proven role in providing additional management services under contract, improving and expanding its own revenue stream.

Value

           To ensure that clients continue to receive valued services, NCRIC studies the changing health care market to identify new services that add value for the client and provide added revenue and profitability for the company. Several recent regulatory changes have allowed NCRIC to diversify into new products and territories. With the onslaught of the federal government in investigating Medicare false claims and billing errors, NCRIC has responded to the market by providing liability coverage through its PracticeGard policies and envisions expansion of this product throughout the country via American Captive

Corporation. In addition, NCRIC has increased services and revenue in its management consulting operations by assisting physicians to comply with the new regulations.

           To respond to the existing conditions in the medical professional liability insurance market, which include significant premium increases, substantial reductions in the availability of coverage, and a pronounced decline in capacity within the professional liability insurance industry, NCRIC entered the alternative risk transfer marketplace with the licensing of its subsidiary American Captive Corporation, ACC. Alternative risk transfer is broadly defined as the use of alternative insurance mechanisms as a substitute for traditional risk-transfer products offered by insurers. These mechanisms include, but are not limited to, wholly-owned captives, rent-a-captives including protected cell captives, risk-retention groups and other risk-financing arrangements that employ elements of self-insurance.

           As a protected cell captive, ACC offers an alternative risk financing vehicle for insureds looking for advantages of a captive insurance company but without the time and financial commitment involved in establishing a wholly-owned insurance company. Each insured group is assigned a "protected cell" that is independent from all other participants. The risk of one cell is self-contained and is not affected by the risk of another protected cell.

           To better meet the requirements of potential healthcare providers seeking an alternative risk transfer solution, NCRIC identified Risk Services, LLC, as a partner to complement its core competencies, thus enabling NCRIC to provide more comprehensive services. In early 2002 NCRIC and Risk Services joined to form National Capital Risk Services, which offers a complete range of alternative risk transfer services to healthcare clients throughout the nation. The flexibility and strength created in the joint venture enables National Capital Risk Services to customize risk transfer programs and to offer a broad variety of services, including captive formation and management, insurance program structuring and design, claims and risk management, underwriting, rating and policy issuance, reinsurance accessibility, and financial and regulatory compliance.

           ACC is well positioned to meet current professional liability insurance market needs due to its ability to manage risk and provide access to increasingly unavailable reinsurance markets. The potential for fee-based revenue through this venture is greatly enhanced by the ability of National Capital Risk Services to provide both administrative and consulting services. As demand for these specialized services increases, NCRIC believes this venture is well positioned to capitalize on the emerging opportunities.

           Increased value to our physician clients is evidenced by the direct involvement of physicians in the governance of NCRIC. Physician leadership in the NCRIC Board and committees provides NCRIC with a constant and consistent "focus group" that provides insight on physician needs, keeping NCRIC ahead of the curve on improving products and services. In 2001 and early 2002 NCRIC advanced this model for physician involvement into its new market territories of Delaware, West Virginia and Virginia by establishing a Physician Advisory Board in each of these jurisdictions. These groups composed of local physicians will provide critical insight on local market conditions.

Our vision

           NCRIC continues to be a healthcare financial services organization which provides individual physicians and groups of physicians and other healthcare providers with economical, high-quality medical professional liability insurance and the practice management and financial services necessary for them to succeed in the current healthcare environment. NCRIC believes that it is well positioned to accomplish these goals. It has a loyal base of policyholders and management clients to build upon, and NCRIC is very adaptable to meeting changing needs.

           Current channels of distribution and the strong retention of clients by NCRIC will assist in the growth of the Company and the cross selling of its expanded range of services and products among existing and new clients. In 2001 NCRIC expanded its client base by 1,100 physicians. This provides for the opportunity to continue to cross-sell and expand revenue and profitability based on pure organic internal growth.

           NCRIC's insurance operations will market its medical professional liability products and services to some of its management and financial services' approximately 1,200 physician clients. Since the HealthCare Consulting acquisition closed on January 4, 1999, NCRIC has sold 78 medical malpractice insurance policies to clients of HealthCare Consulting, which, in turn, has sold services to 23 NCRIC physicians.

           The growth and future success of our practice management company will be best served through organic growth of increased services to existing clients, development of new services to address the changing health care environment and governmental regulations, and focusing on mergers and acquisitions that supplement and strengthen our core practice management services. The HealthCare Consulting acquisition has provided an opportunity for NCRIC to make available practice management and employee benefit services to its approximately 3,000 insureds. In 2001 and 2000, NCRIC's practice management revenue from its insured physicians was approximately $398,000 and $365,000, respectively. Altogether in 2001 NCRIC provided products and services to approximately 4,200 physicians, up from approximately 3,100 physicians in 2000.

Core Insurance Products

           NCRIC underwrites medical professional, office premises, and medical billings, errors, and omissions liability policy risks for physicians, physician medical groups and clinics, and other providers in the healthcare industry. NCRIC currently issues policies on a claims-made basis. Claims-made policies provide coverage to the policyholder for claims occurring and reported during the period of coverage. NCRIC also offers prior acts insurance coverage to new insureds, subject to the new insureds' meeting NCRIC's underwriting criteria. This coverage extends the effective date of claims-made policies to designated periods prior to the physicians' becoming an insured of NCRIC. Insureds are covered continuously while their claims-made policy is in force.

           Physician and medical group liability. NCRIC offers separate policy forms for physicians who are individual practitioners and for those who practice as part of a medical group. This insurance provides protection for the legal liability of the insureds for injury as a result of the performance of patient treatment, failure to treat and failure to diagnose and related types of malpractice. The policy issued to individual practitioners also provides secondary coverage of premises liabilities that may arise in the non-professional operations of the medical practice.

           Policy limits. NCRIC offers limits of insurance up to $11 million per claim, with up to a $13 million aggregate policy limit for all claims reported with each policy year. The most common limit is $1 million per claim, subject to a $3 million aggregate policy limit. Higher limits and excess coverage is written with special reinsurance arrangements.

           Reporting endorsements. Extended reporting endorsements are offered to physicians at the termination of each NCRIC policy. This endorsement extends indefinitely the period for reporting claims. The price of the reporting endorsement coverage is based on approved rates. NCRIC provides extended reporting endorsement coverage at no additional cost for insured physicians who, while their policy is in force, either die, become disabled to practice their specialty, or retire under specific considerations.

           PracticeGard. NCRIC has established a limited defense reimbursement benefit of up to $25,000 to defend physicians in proceedings by disciplinary boards. This benefit is provided within the NCRIC policy at no additional cost. PracticeGard provides legal counsel to defend the insured from licensure actions brought by a State Medical Licensing Board, actions involving medical staff credentialing by hospitals, actions to remove physicians from participation in a managed care plan and actions to limit participation in government programs like Medicare and Medicaid.

           PracticeGard Plus. In 1999, NCRIC began providing PracticeGard Plus. This coverage protects physicians and hospitals with coverage for Medicare and Medicaid billings errors and omissions liability. This coverage provides up to $1 million in combined limits for defense and indemnity of civil fines. Coverage is provided under a separate claims-made policy and can be extended to six years of prior acts coverage.

           Program for physicians who do not meet usual underwriting standards. NCRIC also has a program for physicians who do not meet NCRIC's usual underwriting standards. After careful consideration and extensive underwriting, a surcharge is applied to the premiums of these physicians to compensate for the higher level of risk. NCRIC monitors the activities of these insureds more closely than those of its other insureds and attempts to rehabilitate these insureds through risk management training. This program was not a significant source of revenue in 2001.

           Direct premiums. The following table summarizes NCRIC's physician and medical group professional liability direct annual premiums under policies in effect as of February 20, 2002.





                                                   Direct Premiums   Percentage
Group Size                                            Written         of Total
----------                                            --------        --------
                                                   (in thousands)

Solo practitioner physicians ....................      $19,965             43%
Groups with two physicians ......................        1,218              3
Groups with three or more physicians ............       16,960             37
Sponsored programs, including risk sharing ......        7,806             17
                                                       -------        -------

          Total .................................      $45,949            100%
                                                       =======        =======

           Occurrence policies. Until July 1, 1986, NCRIC issued policies on an occurrence basis. Occurrence policies provide coverage to the policyholder for all losses incurred during the policy year regardless of when the claims are reported. As of December 31, 2001, NCRIC has loss and LAE reserves in the amount of $4.7 million in connection with its potential liability under occurrence policies.

Maintenance and expansion of core insurance products

           NCRIC's future success is in part dependent on its ability to ensure that its core insurance products continue to meet the needs of healthcare providers. Expanding NCRIC's relationships with larger groups of physicians, broadening its geographical boundaries and enhancing its distribution systems will accomplish growth and retention of NCRIC's core insurance business. NCRIC will also continue developing appropriate risk financing vehicles for larger groups. The key elements of NCRIC's strategy to compete effectively and create profitable long-term growth for its core insurance products are the following:

           Maintain its strong franchise or close relationship with area medical communities. National Capital Reciprocal Insurance Company was founded in 1980 with the strong support of the Medical Society of the District of Columbia and the District of Columbia's physicians. NCRIC maintains the exclusive endorsement of the Medical Society of the District of Columbia, as well as that of the Virginia-based Arlington County Medical Society. NCRIC's endorsement agreement with the Medical Society of the District of Columbia requires NCRIC, A Mutual Holding Company to reserve a seat on its board of directors for an individual nominated by the Medical Society of the District of Columbia. NCRIC also maintains strong working relationships with the Medical Society of Virginia and the Delaware Medical Society.

           The articles of incorporation of NCRIC, A Mutual Holding Company require that at least two-thirds of the members of its board of directors and NCRIC's board of directors be physicians. This direct involvement of physicians enables NCRIC to better understand medical practice patterns, claims, customer needs and other relevant matters.

           Growth through geographic expansion and expanded distribution channels. In addition to its dominant position in the District of Columbia area, NCRIC, through its subsidiary CML, is a significant insurer in Maryland, Virginia, Delaware, and West Virginia. NCRIC is constantly alert to potential expansion opportunities in other Mid-Atlantic states. Upon expansion into a new jurisdiction, NCRIC recruits and retains qualified personnel, not only as Company employees, but also as defense counsel, agents, and other affiliates. Competition for qualified personnel may be intense and NCRIC may be unable to attract and retain qualified persons.

           NCRIC continues to expand and support its brokers and agent network. Historically, direct distribution in the District of Columbia has held down expenses and provided close ties to NCRIC's insureds. Direct distribution provided 76% of NCRIC's renewal premiums in 2001. In recent years, new growth has largely come from NCRIC's force of appointed agents. In 2001, 10% of all new business was written through direct distribution and 90% through independent agents. NCRIC believes it can further increase new business through greater use of independent agents and brokers. This will continue to increase NCRIC's dependence on insurance agents and other intermediaries.

           Enhance current insurance product offerings with new coverages to increase sales and strengthen ties with physicians. NCRIC has developed other insurance products in addition to its core medical professional liability insurance offerings. These products include comprehensive premises liability coverage for medical offices and NCRIC PracticeGard Plus. PracticeGard Plus is designed to protect physicians from costly civil fees and penalties related to the government's new regulations regarding billing coding and compliance. Additionally, NCRIC has developed a new program, CompliancePlus, which couples its PracticeGard Plus insurance product with necessary compliance and educational services. The CompliancePlus package consists of (a) Compliance Advantage, a comprehensive, Internet-based risk evaluation tool, which serves as a primary source for information on billing compliance; (b) CompliancePlus Office Program, a survey and written plan which outlines areas of risk that may need special interest or attention both now and in the future; and (c) PracticeGard Plus, a billings errors and omissions insurance product that provides defense and indemnity coverage for attorney costs as well as civil fines and penalties sought as a result of compliance violations alleged by Medicare and Medicaid agencies.

           Alternative risk transfer products. NCRIC believes its protected cell captive, American Captive Corporation, and its alliance with Risk Services, LLC, in the formation of National Capital Risk Services well positions NCRIC to meet market needs for alternative risk transfer solutions and to expand its fee-based administrative and consulting services. Since fee-based revenue from this business has not yet occurred, there is no certainty as to the impact of this new product line on NCRIC's financial results.

           Growth through strategic acquisitions. NCRIC believes that consolidation will continue in the medical professional liability insurance industry. This may give rise to opportunities for NCRIC to make strategic acquisitions to expand its business, product offerings and geographic scope. NCRIC is positioned to make acquisitions, since it has access to capital markets and can issue stock in connection with an acquisition. In addition, NCRIC intends to diversify into other healthcare-related enterprises through strategic acquisitions such as the HealthCare Consulting acquisition. NCRIC may be unable to acquire other medical professional liability insurers or other physician practice management companies. An unsuccessful or poorly performing acquisition could have a material adverse effect on NCRIC's business or financial results.

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

Practice Management Services

           On January 4, 1999, NCRIC Group acquired all of the outstanding shares of HealthCare Consulting, Inc. and all of the outstanding membership interests of HealthCare Consulting's affiliate, HCI Ventures. NCRIC Group also purchased all of the assets of Employee Benefits Services, an employee benefits company formed by the three stockholders of HealthCare Consulting. NCRIC Group assumed all of the liabilities of HealthCare Consulting, HCI Ventures and those relating to the assets of Employee Benefits Services. HealthCare Consulting has been merged into NCRIC MSO, and HCI Ventures has become a wholly owned subsidiary of NCRIC MSO. HealthCare Consulting and Employee Benefits Services continue to operate as divisions of NCRIC MSO. The HealthCare Consulting acquisition has greatly enhanced NCRIC's ability to provide practice management services, employee benefit services and financial services to physicians in the Washington, D.C. metropolitan area and throughout the Mid-Atlantic region.

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

HealthCare Consulting has offices in Lynchburg, Virginia; Richmond, Virginia; Fredericksburg, Virginia; Washington, D.C.; and Greensboro, North Carolina. As of December 31, 2001, HealthCare Consulting had approximately 57 employees, of whom 18 served as practice management consultants and 13 are contracted employees to physicians' practices.

The following table indicates the sources of HealthCare Consulting's revenues during the past three calendar years:

                                                  2001        2000         1999
                                                  -----       -----       -----
             Practice management .............     50.5%       52.4%       46.2%
             Accounting ......................     29.9        31.3        35.8
             Tax & personal financial planning     13.4        12.7        13.0
             Other ...........................      6.2         3.6         5.0
                                                  -----       -----       -----
             Total ...........................      100%        100%        100%
                                                  =====       =====       =====

           HCI Ventures. HCI Ventures provides start-up capital to newly formed management services organizations. HCI Ventures owns interests ranging from 5% to 20% in four management services organizations: Middle Fork MSO, L.L.C.; Central Virginia MSO, L.L.C.; Southwest Virginia MSO, L.L.C.; and Mid-Atlantic

MSO-FBG, L.L.C. Created in 1997, HCI Ventures allows HealthCare Consulting to have an equity ownership interest in the various management services organizations for which HealthCare Consulting provides practice management services. HCI Ventures' income has not been material.

           Employee Benefits Services. Employee Benefits Services provides employee benefits services, plan design, plan administration and plan asset accounting to approximately 300 clients in the Mid-Atlantic region. The principal assets that NCRIC acquired from Employee Benefits Services were its established client base and the systems it had developed to service its clients. Employee Benefits Services also manages documentation and required forms filings. Over 55% of HealthCare Consulting's physician practice clients who qualify for plan administration services utilize Employee Benefits Services as their employee benefit plan administrator. While Employee Benefits Services initially provided services only to healthcare businesses, currently over 46% of its clients are non-healthcare related. As of December 31, 2001, Employee Benefits Services had twelve employees.

           The following table indicates the sources of Employee Benefits Services' revenues during the past three years:

                                                                  2001      2000      1999
                                                                  ----      ----      ----
             Retirement Plan Accounting and
             Administration................................       89%       90%        91%

             Section 125 Administration....................       11        10          9
                                                                 ----      ----       ----
                  Total....................................      100%      100%       100%
                                                                 ====      ====       ====



Maintenance and expansion of core practice management services

           The growth and future success of our practice management business will occur through continued organic growth of services to existing clients; development of new services to address the changing health care environment and governmental regulations; continued cross-selling activity with NCRIC insurance clients; and focusing on mergers and acquisitions that supplement and strengthen our core practice management services.

           Retain existing clientele and bring additional services to strengthen our relationship. NCRIC's acquisition of HealthCare Consulting brought to NCRIC some long-standing business relationships, some of which span back to 1973. NCRIC's practice management company has experienced significant growth and, in addition to that growth, has seen the stability of providing services to satisfied clients who retain our services with them year to year. NCRIC maintains a target of retaining at least 95% of its core clientele. This year, NCRIC renewed engagement agreements with all clients. NCRIC conducted a thorough analysis of the service level and fee structure for each client. This analysis provided the opportunity to identify additional available services not currently being purchased by the client, which could be offered to improve the client's medical practice.

           Expand through the development of new products and services that meet changing physician needs from regulations, other providers and payers. NCRIC continues to monitor the ever-changing healthcare environment for the development of needed services for physicians. NCRIC evaluates changes in state and federal regulations, hospital organizational changes, and revamping reimbursement and payer requirements. This year began the development of our Data Information Center to centralize the requests of existing clients regarding management assistance relative to new laws and regulations. This has also shown to be effective in marketing to potential clients who seek advice and eventual longer-term fee based services. These issues force physicians to redirect how they price their services, deliver and market their services, and with whom they have business relationships. Since the beginning of many of the federal changes impacting all Medicare providers, NCRIC has been proactive in developing its services and adding new products to meet the impact these regulations have on the expenses of running a medical practice.

           Focus on services that integrate with our insurance products and can be cross-sold. NCRIC continues to cross-sell all of its services across each of its segment's client bases. As an example, NCRIC has developed a program, CompliancePlus that bundles its PracticeGard Plus policy with its compliance planning services. A three-year service agreement is required for which the client/insured receives the insurance policy, access to an Internet-based risk evaluation tool, chart audits and a compliance plan and educational services. This product will also be offered through NCRIC's captive insurance company on a nationwide basis. NCRIC is also providing chart review and coding analysis for all current PracticeGard clients on a fee basis and is cross-selling the PracticeGard to those management clients we have serviced with compliance and coding services.

           Growth through strategic acquisitions. NCRIC has sought out discussions with companies that provide similar services to a similar client market in new market areas. NCRIC believes that organizations that provide a niche service, such as billing, or accounting, could supplement its core base of services with additional resources and personnel. NCRIC further believes that this is a viable growth strategy through profitable acquisition, or a joint venture arrangement. NCRIC is also able to offer target acquisitions the opportunity to expand their product offerings with a viable purchase and transition of clients, particularly for those nearing retirement. NCRIC may be unable to acquire other companies and a poorly performing acquisition could have an adverse effect on NCRIC's business or financial results.

           Maintain fee schedules and focus on profitability of services. NCRIC believes it is critical to develop profitable services as opposed to loss leaders. On an annual basis, each account and its resource commitment is evaluated to assess if fee adjustments are appropriate. Additionally, the overall rate structure is evaluated to ensure continued profitability of NCRIC services, and an increase in all fees is being implemented in 2002. Further NCRIC believes that the majority of recurring clients should be moved to a retainer fee structure so that revenue is more constant level to NCRIC and the cost of services is more constant to the client. Clients who purchase a single service or one-time consulting assignment will be charged according to the new rate structure for 2002. As a result, NCRIC may not have competitive prices for all its services.

Marketing and policyholder services

           Within the District of Columbia, NCRIC markets directly to individual practitioner physicians and other prospective insureds through its relationships with medical associations, referrals by existing insureds, advertisements in medical journals, the presentation of seminars on timely topics for physicians and direct solicitation to licensed physicians. NCRIC attracts new physicians by targeting medical residents and physicians just entering medical practice. In addition, NCRIC participates as a sponsor and participant in various medical group and hospital administrators' programs, medical association and specialty society conventions and similar events. NCRIC believes that this personal, comprehensive approach to marketing is essential to providing medical professional liability insurance, where special knowledge and experience are a prerequisite.

           NCRIC's primary marketing channel outside D.C is its independent agent network. In 2001, these agents produced 90% of new premiums and 24% of renewing premiums. Healthcare providers frequently utilize agents when they purchase medical professional liability insurance. Therefore, NCRIC believes that developing its broker relationships in Virginia, Maryland, West Virginia and Delaware is important to grow its market share. NCRIC selects agents who have demonstrated experience and stability in the medical professional liability insurance industry. Brokers and agents receive market rate commissions and other incentives averaging 9% based on the business they produce and maintain. NCRIC strives to foster relationships with those brokers and agents who are committed to promoting NCRIC's products and are successful in producing business for NCRIC.

           NCRIC also has a Policyholder Services department that provides account information to all insureds and strives to maintain a close relationship with the medical groups and individual practitioners insured by NCRIC. Each of these practices has a designated client service representative who can answer most inquiries and, in other instances, can provide the insured with immediate access to the person with expertise in a particular department. For hospital based programs and large and mid-size medical groups, NCRIC has an account manager assigned to each group who heads a service team comprised of underwriting, risk management and claims management representatives, each of whom may be contacted directly by the policyholder for prompt response. NCRIC believes this approach has resulted in its high customer retention rate, year after year.

Risk management

           NCRIC's risk management staff works to aid policyholders in identifying potential risk exposures and developing strategies to reduce or eliminate those exposures. To assist in this is NCRIC's risk management committee, a group of nine physicians representing various specialties. The committee members provide valuable expertise that helps risk management staff develop and tailor risk management services to the needs of the individual insured.

           An important component of NCRIC's risk management services is educational seminars which are given throughout the year in various geographic locations. In 2001, NCRIC provided a variety of programs to appeal to the needs and interests of a wide variety of practitioners. "Malpractice Claims: How Do They Start?" afforded attendees the opportunity to view the claim/litigation process through the eyes of a plaintiff attorney and a defense attorney and to learn ways to avoid becoming involved in the malpractice process. For those new to practice or simply desirous of a refresher course, "Risk Management Principles" discussed such areas of practice as communication, confidentiality, informed consent and documentation. "Looking Beyond Disease - Diagnosing Chemical and Other Exposures" proved to be a timely discussion in light of recent events. "Use of Prophylactic Antibiotics in Surgical Procedures" was just one of the many specialty specific programs presented. In 2002, NCRIC will endeavor to reach out to a greater number of physicians by delivering risk management programs on a more frequent basis to a larger geographic area. NCRIC staff is also available to present customized programs, as requested, to individual physician groups and/or office staff. In recognition of NCRIC's risk management expertise, staff members are frequently called upon to speak to groups of residents and other medical organizations. CME accreditation through the Medical Society of the District of Columbia (MSDC), allows NCRIC to award
2.0 hours of Category 1 CME to those physicians attending a risk management program. Attendance also entitles NCRIC insureds to a policy premium discount.

           Physicians unable to attend a risk management program are given the opportunity to access NCRIC's risk management services in other ways. Currently, two home study courses, "Physician Documentation and Communication" and "Essentials of Communication in the Medical Office," are available and accessible on-line. Successful completion of a home study course carries 1.5 hours of CME credit. 2002 will bring the addition of specialty specific home study courses and greater access to on-line risk management information, including access to forms and the ability to pose questions via the company website. NCRIC reaches out to physicians through the publication of a quarterly newsletter, the Risk Prevention Monitor, which provides topical risk management and practice information. In the upcoming year, member physicians will receive a risk management notebook to use as a resource in dealing with their daily risk management questions. The notebook will cover such topics as retention and release of medical records, termination of the physician-patient relationship, informed consent, dealing with difficult patients, and treatment of minors.

           Those physicians wanting a more "hands on" approach to dealing with their risk management concerns may participate in an office assessment conducted by a NCRIC risk management staff member. Assessments begin with the completion of a detailed questionnaire by physicians and staff to uncover potential areas of risk in their practices and procedures. A thorough review is then conducted of the physical office and the physicians' record keeping practices. At the conclusion, physicians are provided with suggestions on how to control or eliminate risk exposure. This activity also allows participants to receive 1.5 hours of CME credit. Office assessments may also be conducted on an involuntary basis at the request of the Underwriting Department.

           An important element of NCRIC risk management services is physician access to information. Experienced staff is available to assist physicians and office staff in solving their risk management problems. The recent addition of risk management staff in its Richmond office allows NCRIC to keep abreast of local issues affecting physicians both from a legislative and medical perspective and provides area physicians with a local expert to handle their risk management questions.

Claims and litigation experience

           The claims department of NCRIC is responsible for claims investigation, establishment of appropriate case reserves for loss and LAE, defense planning and coordination, monitoring of attorneys engaged by NCRIC to defend a claim and negotiation of the settlement or other disposition of a claim. NCRIC's policy obligates it to provide a defense for its insureds in any suit involving a medical incident covered by its policy. Medical professional liability claims often involve the evaluation of highly technical medical issues, significant injuries and conflicting expert opinions. In most cases, the person bringing the claim against the physician is already represented by legal counsel when NCRIC learns of the potential claim.

           NCRIC emphasizes early evaluation and aggressive management of claims. When a claim is reported, claims department professionals complete an initial evaluation and set the initial reserve. After a full evaluation of the claim has been completed, which generally occurs within seven months, the initial reserve may be adjusted.

           Very important to NCRIC is its focus on maintaining a local presence in the jurisdictions where it writes coverage. This enables an intimate knowledge of the community, its litigation processes and how this impacts the processing of claims. It was reported last year that NCRIC significantly increased the number of its insureds in Virginia. Claims and risk management services were expanded into Virginia with the opening of an office in Richmond to give NCRIC a local presence and to further NCRIC's goal to provide top quality service to its insureds. The strategy employed for structuring claims and risk management services in Virginia has been used in developing NCRIC's presence in Delaware and West Virginia where NCRIC gained understanding of the local medical and legal climates through on-site visits, interviews with local law firms, discussions with insureds and on-going communications with local law firms. Sharing successful solutions through a team approach has been a NCRIC commitment. Attorneys located throughout NCRIC's market territory who have a successful track record in medical liability defense and share NCRIC's philosophy have been identified for defending claims against NCRIC insureds. NCRIC is focused to ensure the delivery of quality claims and risk management services in all its market locales.

           As of December 31, 2001, NCRIC had approximately 430 open cases with an average of 85 cases being handled by each claims representative. The level of education of the claims representatives range from certified paralegal to juris doctor. The professional claims staff has an average of 14 years of experience handling medical professional liability cases. NCRIC limits the number of claims handled by each representative to approximately 90 cases. Management believes that by limiting the case load assigned to each claims representative, each of its insureds who face claims will receive personalized, professional service, thus enabling claims to be thoroughly investigated, well-managed and, if a case has merit, quickly resolved.

           NCRIC retains locally based attorneys specializing in medical professional liability defense to defend claims. NCRIC also obtains the services of medical experts who are leaders in their specialties and who bring integrity, credibility and expertise to the litigation process.

           NCRIC's claims committee is composed of eight physicians from various specialties including anesthesiology, general surgery, orthopedic surgery, neurosurgery, obstetrics, gynecology, internal medicine and radiology. The claims committee meets monthly to provide evaluation and guidance on claims. The multi-specialty approach of these physicians adds a unique perspective to the claims handling process since it provides an opportunity to obtain the opinions of several different specialists meeting to share their expertise and experience in the area of liability evaluation and general peer review. This service is invaluable to the claims representatives and insureds as it provides in-depth analysis of claims.

           In order to further NCRIC's objective of physician involvement and to provide local physician guidance in jurisdictions where NCRIC provides insurance coverage outside of Washington, D.C., individual state advisory boards have been created. These advisory boards shall serve as the preliminary risk screening mechanism for NCRIC. They shall meet quarterly to address the insurance risks and exposures of NCRIC, which include but are not limited to, reviewing medical incidents and assessing claims and practice characteristics of current and prospective insureds. The advisory boards shall conduct underwriting and claims reviews and shall bring to the attention of NCRIC all matters of special interest to healthcare providers in their state. The advisory boards are composed of physicians of various specialties and include two adjunct members, one each from the D.C.-based Underwriting and Claims Committees of NCRIC, who serve as advisors to the local advisory boards and as liaisons to their respective D.C.-based committees.

           Federal law requires that any claim payment, regardless of amount, be reported to the National Practitioner Data Bank, which can be accessed by various state licensing and disciplinary boards, hospitals, other healthcare entities and professional societies. Thus, the physician is often placed in a difficult position of knowing that a payment may result in the initiation of a disciplinary proceeding or some other impediment to the physician's ability to practice. The claims department staff must be able to fully evaluate considerations of settlement or trial and to effectively communicate NCRIC's recommendation to its insured. NCRIC may investigate a claim and, with the written consent of the named insured, settle any claim or suit as it deems appropriate. In the event the named insured and NCRIC fail to agree that a claim or suit should be settled, either party may request a review and decision by a peer review panel selected in accordance with established NCRIC procedures.

           Rules of the court systems in the various jurisdictions impact NCRIC's claims process, particularly in the area of claims handling expenses. For example, in the District of Columbia the discovery period, during which the plaintiff's case must be discerned and, in conjunction with an attorney, the defense developed, generally takes place over a six- to eight-month period of intense activity, which increases claims handling expenses. The court-imposed mediation process has not proven to successfully resolve NCRIC's cases in part because the volunteer mediators are frequently plaintiffs' attorneys. Trials are being set about one to one and one half years from the date of service of the complaint. In Virginia there is no mandatory mediation. Trials are set about one year from the date of service of the motion for judgment. In Virgnia there is an absolute cap on medical malpractice awards. Currently, the cap is $1,600,000. It will increase every year until 2008 when it will be $2,000,000. Despite obstacles presented by the legal environment, management believes its aggressive claims handling procedures effectively assist NCRIC to reduce losses and obtain favorable results.

           Proactive approaches to reducing NCRIC's exposure and improving its favorable results include meeting regularly throughout the year with defense attorneys retained by NCRIC for coordination, discussion and presentations on all aspects of claims handling.

           Claims closed in the 36-month period from January 1999 through December 2001 resulted in 15% of cases closed with indemnity payment and 85% of cases closed with no payment. Indemnity payments during this three-year period totaled $38.7 million, with an average payment per paid claim of $375,756.

           Trial results for the 36-month period from January 1999 through December 2001 reveal that of the 61 cases tried, 32, or 52%, were won by NCRIC, 16 trials resulted in verdicts for the plaintiff, 9 ended in mistrials or hung juries, and 4 were settled. Of the 16 plaintiff verdicts, 5 awarded amounts in excess of NCRIC's $500,000 retention. Trial results for 2001 reveal that of the 20 cases tried, 5, or 25%, resulted in plaintiff verdicts, 13 cases, or 65%, ended in defense verdicts, 2 ended in mistrials or hung juries, which will need to be retried, and 2 cases were settled. Of the 5 plaintiff verdicts in 2001, one verdict was awarded in excess of NCRIC's $500,000 retention.

Underwriting

           NCRIC's underwriting committee consists of 12 physicians, all of whom are insureds of NCRIC. Members of the committee are not employees of NCRIC, but receive compensation for their services on the committee. In addition to the underwriting committee, NCRIC has a policyholder services department, consisting of three technicians trained in underwriting, and an administrative assistant. NCRIC believes that this combination of medical professionals and insurance industry professionals gives NCRIC a competitive advantage in underwriting services. The physicians on the underwriting committee are able to assist the underwriting department's insurance professionals by applying their medical knowledge to better assess risk.

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

Rates

           NCRIC establishes, through its management and independent actuaries, rates and rating classifications for its physician and medical group insureds based on the loss and LAE experience it has developed over the past 20 years and the loss and LAE experience for the entire medical professional liability market. NCRIC has various rating classifications based on practice location, medical specialty and other factors. NCRIC utilizes various discounts, including discounts for part-time practice, physicians just entering medical practice, claim-free insureds and risk management participation. Most discounts are designed to encourage lower risk physicians to insure with NCRIC. Total discounts granted to a policyholder cannot exceed 25% of the base premium. Likewise, surcharges cannot exceed 25% of the base premium. Effective rates equal NCRIC's base rate, less any discounts, plus any surcharges to the insured.

           NCRIC establishes its rates based on its previous loss experience, loss expense adjustments, anticipated policyholder discounts or surcharges, and NCRIC's fixed and variable operating expenses. In recognition of the increase in the severity of losses, NCRIC raised base premiums an average of 7.5% effective January 1, 2001. NCRIC's base rates remained unchanged in 2000 and 1999. Effective for policy effective dates in 2002, premium rates were raised in all jurisdictions as follows:



                                                 Percentage Increase
                 Jurisdiction                      In Premium Rates
                 ------------                      ----------------

             District of Columbia                         11%

                   Maryland                               18

                   Delaware                               12

                West Virginia                             20

                   Virginia                               18


           Since 1993 NCRIC, Inc. has authorized renewal premium dividend credits to physician insureds that renew their policies. Renewal credits are a premium credit on the renewal policy's premium. Renewal credits stabilize policyholder premiums and improve NCRIC, Inc.'s competitive position relative to other insurers by encouraging policyholder renewals. For accounting purposes, renewal credits are accrued in the policy year declared as a reduction of premium income. NCRIC's insureds are not automatically entitled to renewal credits and only renewing insureds receive renewal credits. NCRIC has in the past, and will in the future, consider general insurance market conditions as well as the previous years' loss and loss adjustment expenses in determining whether or not to authorize renewal credits and the amounts of any renewal credits. With the rising trend in severity, NCRIC has determined that it will not provide a renewal premium credit for 2002 renewals.

           NCRIC has authorized renewal credits of the following amounts:


                                     Percentage of Earned
                    Year               Renewal Premiums               Amount
                    ----               ----------------               ------

                    2001                        0%                  $        0

                    2000                       10                    1,033,000

                    1999                       10                    1,068,940

                    1998                       12.5                  1,888,794

                    1997                       16                    2,245,918

                    1996                       10                    1,452,308

                    1995                       10                    1,560,907

                    1994                       10                    1,806,450

Risk sharing arrangements

           Since its inception, NCRIC has entered into agreements for risk sharing programs for groups of physicians practicing at some hospitals in the Washington, D.C. metropolitan area. The predominant type of risk sharing arrangement offered by NCRIC involves the initial funding of a portion of a premium being held by NCRIC to pay losses. In this type of arrangement, NCRIC receives its full gross premium, less applicable credits otherwise granted. After quota share losses are determined, if loss development is favorable, any premium in excess of the losses is returned.

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

Loss and LAE reserves

           The determination of loss and LAE reserves involves projection of ultimate losses through an actuarial analysis of the claims history of NCRIC and other medical professional liability insurers, subject to adjustments deemed appropriate by NCRIC due to changing circumstances. Included in its claims history are losses and LAE paid by NCRIC in prior periods, and case reserves for losses and LAE developed by NCRIC's claims department as claims are reported and investigated. Actuaries rely primarily on historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience despite the uncertainties in loss trends and the delays in reporting and settling claims. As additional information becomes available, the estimates reflected in earlier loss reserves might be revised. Any increase or decrease in the amount of reserves, including reserves for insured events of prior years, would have a corresponding adverse or beneficial effect on NCRIC's results of operations for the period in which the adjustments are made.

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

           Activity in the liability for unpaid losses and LAE is summarized as follows:

                                                                                   Year Ended December 31,
                                                              ------------------------------------------------------------------
                                                                    2001                    2000                      1999
                                                                ------------            ------------              ------------
                                                                                       (in thousands)


Balance, beginning of year..............................       $    81,134             $    84,282               $    84,595
    Less reinsurance recoverable on unpaid claims.......            27,312                  25,815                    24,546
                                                              ------------            ------------              ------------

Net balance.............................................            53,822                  58,467                    60,049
                                                              ------------            ------------              ------------

    Incurred related to:
         Current year...................................            23,056                  17,829                    20,795
         Prior years....................................            (4,198)                 (5,883)                   (7,928)
                                                              ------------            ------------              ------------

              Total incurred............................            18,858                  11,946                    12,867
                                                              ------------            ------------              ------------

    Paid related to:
         Current year...................................             1,599                     917                       817
         Prior years....................................            16,145                  15,674                    13,632
                                                              ------------            ------------              ------------

               Total paid...............................            17,744                  16,591                    14,449
                                                              ------------            ------------              ------------

Net balance.............................................            54,936                  53,822                    58,467

      Plus reinsurance recoverable on unpaid claims.....            29,624                  27,312                    25,815
                                                              ------------            ------------              ------------


Balance, end of year....................................       $    84,560             $    81,134               $    84,282
                                                               ===========             ===========               ===========

The amounts shown above and the reserve for unpaid losses and LAE on the chart located on the next page are presented in conformity with generally accepted accounting principles.

           The following table reflects the development of reserves for unpaid losses and LAE for the years indicated, at the end of that year and each subsequent year. The first line shows the reserves, as originally reported at the end of the stated year. Each calendar year-end reserve includes the estimated unpaid liabilities for that coverage year and for all prior coverage years. The section under the caption "Cumulative Liability Paid Through End of Year" shows the cumulative amounts paid through each subsequent year on those claims for which reserves were carried as of each specific year-end. The section under the caption "Re-estimated Liability" shows the original recorded reserve as adjusted as of the end of each subsequent year to reflect the cumulative amounts paid and any other facts and circumstances discovered during each year. The line "Redundancy" sets forth the difference between the latest re-estimated liability and the liability as originally established.

           The table reflects the effects of all changes in amounts of prior periods. For example, if a loss determined in 1996 to be $100,000 was first reserved in 1991 at $150,000, the $50,000 favorable loss development, being the original estimate minus the actual loss, would be included in the cumulative redundancy in each of the years 1991 through 1996 shown below. This table presents development data by calendar year and does not relate the data to the year in which the claim was reported or the incident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future.

                                1991     1992      1993      1994    1995      1996     1997       1998     1999      2000
                                ----     ----      ----      ----    ----      ----     ----       ----     ----      ----
 Reserve for Unpaid Losses
 and LAE................     $64,333   $86,727  $88,891   $77,647  $68,928  $68,101   $72,031   $84,595   $84,282  $81,134

 Cumulative Liability Paid
 Through End of Year:
      One year later....      13,094    18,103   19,786    21,667   16,084   14,916     9,667    13,865    20,813   20,828
      Two years later...      27,889    35,861   39,293    34,829   27,634   22,237    21,810    32,778    38,078
      Three years later.      37,247    51,163   47,348    43,237   32,409   29,135    36,310    42,381
      Four years later..      47,633    56,648   51,845    45,219   34,657   39,938    42,553
      Five years later..      51,482    59,473   52,984    45,682   41,578   44,297
      Six years later...      52,276    60,335   53,208    51,450   43,753
      Seven years later.      53,098    60,440   58,246    52,551
      Eight years later.      53,193    63,395   59,086
      Nine years later..      56,145    64,113
      Ten years later...      56,854


 Re-estimated Liability:
      One year later....      69,522    79,174   70,640    68,891   62,028   61,121    71,419    72,575    77,373   73,582
      Two years later...      61,090    65,174   63,248    66,439   53,429   62,097    64,980    66,733    71,489
      Three years later.      54,208    62,521   65,422    60,858   55,883   58,169    61,336    60,752
      Four years later..      54,215    65,225   64,460    62,625   53,400   54,324    54,996
      Five years later..      55,221    67,681   66,275    61,077   50,744   50,977
      Six years later...      58,324    69,765   64,877    58,220   47,946
      Seven years later.      60,908    68,415   63,514    55,739
      Eight years later.      60,218    67,740   61,262
      Nine years later..      59,031    65,671
      Ten years later...      58,384


 Redundancy                  $ 5,949   $21,056  $27,629   $21,908  $20,982  $17,124   $17,035   $23,843  $12,793  $ 7,552

           General office premises liability incurred losses have been less than 1% of medical professional liability incurred losses in the last five years. NCRIC does not have reserves for pollution claims as NCRIC's policies exclude liability for pollution. NCRIC has never been presented with a pollution claim brought against it or its insureds.

Reinsurance

           NCRIC follows customary industry practice by reinsuring a portion of its risks and paying a reinsurance premium based upon the premiums received on all policies subject to reinsurance. By reducing NCRIC's potential liability on individual risks, reinsurance protects NCRIC against large losses. NCRIC has full underwriting authority for professional liability policies including premises liability policies issued to physicians, surgeons, dentists and professional corporations and partnerships. The reinsurance program cedes to the reinsurers up to the maximum reinsurance policy limit (1) those risks insured by NCRIC in excess of NCRIC's retention -- the amount of exposure retained by NCRIC and (2) quota share participation -- a percentage of exposure retained by NCRIC.

           Although reinsurance does not discharge NCRIC from its primary liability for the full amount of its insurance policies, it contractually obligates the reinsurer to pay successful claims against NCRIC to the extent of risk ceded. NCRIC's current reinsurance program is designed to provide coverage through separate reinsurance treaties for three layers of risk.

           (1) Losses in excess of $500,000 per claim up to $1,000,000. Effective January 1, 2000 to January 1, 2003, the treaty, which reinsures NCRIC for losses in excess of $500,000 per claim up to $1,000,000, is a fixed rate treaty. The reinsurance premium is agreed upon as a fixed percentage of gross net earned premium income. Gross net earned premium income is NCRIC's gross premium earned net of discounts.

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


                                                         Percentage of Gross Net Earned
                                                         ------------------------------
                                                                 Premium Income
                                                                 --------------

                                                    1999        1998        1997        1996
                                                   ------       -----       -----       -----
      Deposit premium........................       14.0%       14.0%       14.0%       14.0%
      Maximum premium........................       22.5        22.5        22.5        30.0
      Minimum premium........................        4.0         4.0         4.0         4.0
      Inner aggregate deductible.............        5.0         5.0         5.0        10.0

           NCRIC has recorded, based on actuarial analysis, management's best estimate of premium expense under the terms of the swing rated treaty. Each year, for the most recent treaty year, the premium has been capped at the maximum rate. NCRIC then adjusts the liability and expense as losses develop in subsequent years.

           (2) Losses up to $1,000,000 in excess of $1,000,000 per claim. NCRIC's first excess layer treaty covers losses up to $1,000,000 in excess of $1,000,000 per claim. For risks related to claims submitted January 1, 2000 and thereafter, NCRIC cedes 100% of its risks and premium under this treaty. For claims related to 1999 and prior years, NCRIC cedes 91% of its risks and premium to the $1,000,000 excess layer treaty program and retains 9% of the risks and premium. NCRIC receives a ceding commission from the reinsurers to cover the cost associated with issuing this coverage to its insureds.

           (3) Losses up to $9,000,000 in excess of $2,000,000 per claim. The second excess layer treaty covers losses up to $9,000,000 in excess of $2,000,000 per claim. NCRIC cedes 100% of its risks to the $2,000,000 excess layer treaty program and retains none of the risks. The premium for the $2,000,000 excess layer treaty is 100% of the premium collected from insureds for this coverage. NCRIC receives a ceding commission from the reinsurers to cover the cost associated with issuing this coverage to its insureds.

           Ceding commissions, which are 15% of gross ceded reinsurance premiums in the excess layer treaties are deducted from other underwriting expenses. Ceding commissions were $644,000, $357,000, and $322,000 in 2001, 2000, and
1999.

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


                                                     Through December 31, 1999          Effective January 1, 2000
                                                     -------------------------          -------------------------

   Total Amount of Individual Loss                   Company        Reinsurers          Company        Reinsurers
   -------------------------------                   -------        ----------          -------        ----------

   $0 - $500,000.................................      100%               0%              100%                0%
   $500,000 - $1,000,000.........................        4               96                 0               100
   $1,000,000 - $2,000,000.......................        9               91                 0               100
   Over $2,000,000 ..............................        0              100                 0               100


           The table does not reflect the effect of the inner aggregate deductible for treaty years through 1999.

           NCRIC may provide higher policy limits through facultative reinsurance programs. Facultative reinsurance programs are reinsurance programs which are specifically designed for a particular risk not covered by NCRIC's existing reinsurance arrangements.

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

           The reinsurance program is placed with a number of individual reinsurance companies and Lloyds' syndicates to mitigate the concentrations of reinsurance credit risk. Most of the reinsurers are London companies or Lloyds' syndicates; there is a small percentage placed with a domestic reinsurer. NCRIC relies on its wholly owned brokerage firm, National Capital Insurance Brokerage, Ltd., Willis Re, Inc. and a London-based intermediary to assist it in the analysis of the credit quality of its reinsurers. NCRIC also requires reinsurers that are not authorized to do business in the District of Columbia to post a letter of credit to secure reinsurance recoverable on paid losses.

           The following table reflects reinsurance recoverable on paid and unpaid losses at December 31, 2001 by reinsurer:

                                                                  Reinsurance
                      Reinsurer                                   Recoverable
                      ---------                                   -----------
                                                                 (in thousands)

                      Lloyd's of London syndicates.............    $  18,172
                      Hannover Reinsurance.....................        2,666
                      CNA Reinsurance of London Limited........        3,321
                      Unionamerica Insurance...................        2,433
                      Transatlantic............................        2,065
                      4 other reinsurers.......................        1,420
                                                                   ---------

                                    Total......................    $  30,077
                                                                   =========

           The effect of reinsurance on premiums written and earned for the years ended December 31, 2001, 2000, and 1999 is as follows:

                                                     Year Ended December 31,
                 ----------------------------------------------------------------------------------------------
                             2001                             2000                          1999
                             ----                             ----                          ----

                   Written         Earned          Written          Earned        Written          Earned
                   -------         ------          -------          ------        -------          ------
                                                         (in thousands)
Direct.....       $ 34,459        $ 28,192        $ 22,727        $ 19,965        $ 21,353        $ 18,832

Ceded .....        (10,542)         (7,296)         (5,874)         (4,110)         (4,127)         (2,977)
                  --------        --------        --------        --------        --------        --------

Net .......       $ 23,917        $ 20,896        $ 16,853        $ 15,855        $ 17,226        $ 15,855
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

Investment portfolio

           Investment income is an important component in support of the operating results of NCRIC. NCRIC utilizes external investment managers who adhere to policies established and supervised by the investment committee of NCRIC, Inc. NCRIC's current investment policy has placed primary emphasis on investment grade, fixed income securities and seeks to maximize after-tax yields while minimizing portfolio credit risk. Toward achieving this goal, NCRIC's investment guidelines, which set the parameters for NCRIC's investment policy, permit investments in tax-advantaged securities such as municipal bonds and preferred stock. NCRIC's investment guidelines document is reviewed and updated annually.

           Effective January 1, 2000 Zurich Insurance Asset Management, Zurich, became the external investment manager for NCRIC's fixed income securities including tax advantaged preferred stocks.

           Since 1996, NCRIC and its investment manager have conducted extensive financial analyses of the investment portfolio using stochastic models to develop a risk appropriate investment portfolio given the business environment and risks relevant to NCRIC. Zurich supplements stochastic modeling with the output from their independent investment research and strategy group to develop a tailored investment approach for NCRIC. Analysis of NCRIC's capital structure and risk-bearing ability, valuation, peer comparisons, as well as proprietary and third party modeling, determine the optimal level of tax advantaged investments and provide strategy input.

           Zurich uses Dynamic Financial Analysis, DFA, a total company tool to test the company's capital structure and business plan under numerous potential future economic scenarios. The results of DFA, in the form of probability distributions on key financial statistics, allow NCRIC to make risk informed decisions on the structure of its investment portfolio as it relates to its business profile. DFA output has been especially useful in setting portfolio policy regarding average duration and optimizing potential equity exposure.

           NCRIC has classified its investments as available for sale and reports them at fair value, with unrealized gains and losses excluded from net income and reported, net of deferred taxes, as a component of stockholders' equity. During periods of rising interest rates, as experienced during 1999, the fair value of NCRIC's investment portfolio will generally decline resulting in decreases in NCRIC's stockholders' equity. Conversely, during periods of falling interest rates, as experienced during 2001, the fair value of NCRIC's investment portfolio will generally increase resulting in increases in NCRIC's stockholders' equity.

           The following table sets forth the fair value and the amortized cost of the investment portfolio of NCRIC at the dates indicated.

                                                                           Gross            Gross
                                                          Amortized      Unrealized      Unrealized        Fair
                                                             Cost          Gains           Losses          Value
                                                             ----          -----           ------          -----
As of December 31, 2001                                                        (in thousands)
U.S. Government and agencies ........................     $  4,600       $    161        $     --        $  4,761
Corporate ...........................................       43,739            977          (1,311)         43,405
Tax-exempt obligations ..............................       19,304            634            (134)         19,804
Asset and mortgage-backed securities.................       28,073            695             (15)         28,753
                                                          --------       --------        --------        --------
                                                            95,716          2,467          (1,460)         96,723
Equity securities ...................................        6,691            118            (407)          6,402
                                                          --------       --------        --------        --------
Total ...............................................     $102,407       $  2,585        $ (1,867)       $103,125
                                                          ========       ========        ========        ========


As of December 31, 2000

U.S. Government and agencies ........................     $ 13,037       $    490        $    (14)       $ 13,513
Corporate ...........................................       32,301            181          (1,763)         30,719
Tax-exempt obligations ..............................       15,379            631              --          16,010
Asset and mortgage-backed securities.................       31,335            208            (303)         31,240
                                                          --------       --------        --------        --------
                                                            92,052          1,510          (2,080)         91,482
Equity securities ...................................        7,121             45            (603)          6,563
                                                          --------       --------        --------        --------
Total ...............................................     $ 99,173       $  1,555        $ (2,683)       $ 98,045
                                                          ========       ========        ========        ========

                                                                            Gross            Gross
                                                          Amortized      Unrealized      Unrealized        Fair
                                                             Cost          Gains           Losses          Value
                                                             ----          -----           ------          -----
                                                                               (in thousands)
As of December 31, 1999
U.S. Government and agencies ........................     $ 13,937       $     --        $   (716)       $ 13,221
Corporate ...........................................       27,842             25          (1,605)         26,262
Tax-exempt obligations ..............................       14,058             22            (289)         13,791
Asset and mortgage-backed securities.................       38,907              2          (1,246)         37,663
                                                          --------       --------        --------        --------
                                                            94,744             49          (3,856)         90,937
Equity securities ...................................        4,691             --            (536)          4,155
                                                          --------       --------        --------        --------
Total ...............................................     $ 99,453       $     49        $ (4,932)       $ 95,092
                                                          ========       ========        ========        ========


           NCRIC's investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. NCRIC's investment policy provides that all security purchases be limited to rated securities or unrated securities approved by management on the recommendation of NCRIC's investment advisor. As of December 31, 2001, NCRIC held 43 asset and mortgage-related securities most of which had a quality of Agency/AAA. Collectively, NCRIC's mortgage-related securities had an average yield-to-maturity of approximately 5.57%. Approximately 47% of the mortgage-related securities are pass-thru securities. NCRIC does not have any interest only or principal only pass-thru securities.

           The following table contains the investment quality distribution of NCRIC's fixed maturity investments at December 31, 2001.


                Type/Ratings of Investment                     Percentage
                --------------------------                     ----------

                Treasury/Agency.........................           20%
                AAA.....................................           35
                AA......................................           10
                A.......................................           23
                BBB.....................................           12

           The ratings set forth in the table are based on ratings assigned by Standard & Poor's Corporation and Moody's Investors Service, Inc.

           The following table sets forth information concerning the maturities of fixed maturity securities in NCRIC's investment portfolio as of December 31, 2001, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                   As of December 31, 2001
                                        ----------------------------------------------
                                          Amortized                      Percentage of
                                             Cost        Fair Value       Fair Value
                                             ----        ----------       ----------
                                                       (in thousands)
Due in one year or less ..............     $    757       $    778           0.7%
Due after one year through five years        14,645         15,152          14.7
Due after five years through ten years       22,778         23,486          22.8
Due after ten years ..................       29,463         28,554          27.7
                                           --------       --------         -----
                                             67,643         67,970          65.9
Equity securities ....................        6,691          6,402           6.2
Asset and mortgage-backed securities .       28,073         28,753          27.9
                                           --------       --------         -----

          Total ......................     $102,407       $103,125           100%
                                           ========       ========         =====


Proceeds from bond maturities, sales and redemptions of available for sale investments during the years 2001, 2000, and 1999 were $22.0 million, $10.5 million and $66.1 million, respectively. Gross gains of $787,000, $16,000 and $260,000 and gross losses of $1,065,000, $21,000 and $331,000 were realized on available for sale investment redemptions during 2001, 2000, and 1999, respectively.

           The average effective maturity and the average modified duration of the securities in NCRIC's fixed maturity portfolio as of December 31, 2001 and 2000, was 4.7 years and 5.2 years, respectively.

Competition

           The competitive landscape has changed dramatically over the past year. No longer do we see competition from the companies which have historically been NCRIC's largest competitors: St. Paul Companies and CNA Insurance Companies. Across the United States the largest writers of medical professional liability insurance have recently announced significant retrenchment or full withdrawal from the marketplace. The market now is dominated by smaller niche players.

           According to A.M. Best Company 2000 data, the most recent available, NCRIC has 50% of the District of Columbia physician and hospital professional liability market and less than 3% of the market in the other four jurisdictions in which NCRIC writes insurance. However, the A.M. Best Company data includes all medical professional liability insurance sold in these jurisdictions including insurance purchased by institutions like hospitals, which NCRIC does not insure, but which are insured by its principal competitors. Thus, the A.M. Best Company data does not accurately reflect NCRIC's share of the medical professional liability insurance markets in which it participates. A.M. Best Company reports at least 25 other companies that offered some type of medical professional liability insurance in each of NCRIC's markets in 2000, and more companies may enter NCRIC's markets in the future. In addition, NCRIC believes that the number of healthcare entities that insure their affiliated physicians through self-insurance or alternative risk-transfer solutions may increase.

           Competition continues to be based on many factors, including the following:

           o      perceived financial strength of the insurer;

           o      A.M. Best ratings;

           o      policy pricing;

           o      policy terms and conditions; and

           o      service, reputation and experience.

           As the marketplace continues to evolve in the current business environment, NCRIC may face strong competition from carriers that are closely focused on narrow geographic markets. NCRIC's competitors may have existing relationships with insurance brokers or other distribution channels, which NCRIC may be unable to supplant.

           NCRIC  believes that its principal strengths are:

           o      its claims management and underwriting expertise;

           o      its ability to successfully litigate claims;

           o      its risk management; and

           o      its individualized service.

In addition, NCRIC believes that it derives competitive advantage from its 20-year presence in the metropolitan Washington, D.C. medical professional liability market and its demonstrated commitment to its District of Columbia physicians.

Risk Factors

The concentration of NCRIC, business in the District of Columbia leaves it vulnerable to a decrease in the number of medical practices or an increase in damage awards in the District of Columbia

           In 2001, District of Columbia insureds accounted for approximately 51% of NCRIC's direct premiums written. The concentration of NCRIC's business in the District of Columbia means that NCRIC's revenues and profitability depend heavily on conditions in the District of Columbia medical community.

If we established inadequate loss and LAE reserves, our profitability will diminish

           NCRIC's reserves for losses and loss adjustment expenses or LAE are estimates of amounts needed to pay reported and unreported claims and related LAE. If NCRIC experiences greater than expected severity or frequency of claims, or both, there is a risk that currently established reserves will prove inadequate.

Indemnity payments in medical professional liability cases are rising and there is a risk that a very high jury award could be rendered against NCRIC

           We cannot predict the impact of clusters of cases, like the breast implant or "Fen-Phen" cases. Also, from time to time NCRIC has had, and may in the future have, very high jury awards rendered against it. This risk is heightened by the District of Columbia's rejection of tort reform. According to the National Practitioner Data Bank, for the ten-year period between September 1, 1990 and December 31, 2000, the District of Columbia had the highest cumulative mean medical liability payment average in the United States at $397,915, which is 25% higher than the average payment reported for the nine-year period September 1, 1990 through December 31, 1999. In addition, for the year 2000, the District of Columbia had the highest mean payment at $584,338. The next closest jurisdiction is Alabama with a cumulative mean medical liability payment of $340,185 for the ten-year period between September 1, 1990 and December 31, 2000.

           The National Practitioner Data Bank reports, for the ten-year period between September 1, 1990 and December 31, 2000, the average of the cumulative mean payments to be $209,175, and the 2000 average mean payment to be $266,338, for the other four jurisdictions in which NCRIC underwrites insurance.

Our profitability could be adversely affected by market driven changes in the healthcare industry

           Managed care has negatively impacted physicians' ability to efficiently conduct a traditional medical practice. As a result, many physicians have joined or affiliated with managed care organizations, healthcare delivery systems or practice management organizations. The impact of managed care and tightened Medicare/Medicaid reimbursement may impact a physician's decision to continue purchasing consulting and practice management services, shifting a purchase decision from quality and value to price only. Larger healthcare systems generally retain more risk by accepting higher deductibles and self-insured retentions or form their own captive insurance companies. This consolidation has reduced the role of the individual physician and the small medical group in the medical professional liability insurance purchasing decision. In 2001, 46% of NCRIC's gross premiums came from physicians practicing alone or in groups of less than three physicians.

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

           Recently reinsurance market conditions have been significantly impacted by the terrorist attacks, large business failures and losses from the medical professional liability sector. Other medical professional liability underwriters have recently reported significant increases in reinsurance premium rates.

           NCRIC's three-year primary reinsurance treaty expires January 1, 2003. As NCRIC seeks to obtain reinsurance in place of this expiring treaty, NCRIC may not be able to secure adequate reinsurance at reasonable rates.

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

Our profitability could be negatively impacted by Guaranty Fund assessments

           NCRIC is potentially subject to assessments from the guaranty funds operating in each of the jurisdictions in which NCRIC writes insurance. Assessments are unpredictable both in timing and amount. The insolvency of another insurance company within NCRIC's category of insurance could result in the maximum assessment being imposed on NCRIC over several years. The amount of any assessment cannot exceed 2% of the direct premiums written per year by NCRIC in the assessing jurisdiction.

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

No assurance can be given that any strategic alternative will be implemented

           NCRIC has been engaged in a review of its strategic alternatives. As a subsidiary of a mutual holding company, NCRIC initially identified three alternatives: remain in the mutual holding company structure for the foreseeable future; complete a second-step conversion; or merge with a mutual insurance company. The review has focused on enhancing shareholder value and protecting policyholders' interests. Based on numerous factors, NCRIC no longer believes that a merger with a mutual insurance company is a feasible alternative. The review is likely to now focus on the implementation of a second-step conversion under appropriate market conditions. Pending a second-step conversion, NCRIC will consider various means of continuing to deliver value to shareholders, including through stock repurchase programs and dividend policies. However, no assurance can be given that any particular program, policy or steps will be taken.

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

           Governance of NCRIC. An order of the District of Columbia Commissioner of Insurance and Securities requires that at least two-thirds of the members of NCRIC, A Mutual Holding Company's board of directors be NCRIC, Inc. policyholders. Currently, there are three non-policyholders on NCRIC, A Mutual Holding Company's 18-member board of directors. In addition, 10 of 14 members of NCRIC Group's, board of directors are currently policyholders of NCRIC, Inc. As the number of non-policyholders on NCRIC's various boards of directors is limited, there is a risk that if the interests of policyholders and stockholders conflict, the interests of policyholders will prevail to the detriment of stockholders.

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

           Regulation of dividends from insurance subsidiaries. The DC Holding Company Act limits the ability of NCRIC, Inc. to pay dividends. Without prior notice to and approval of the Commissioner of Insurance and Securities, NCRIC, Inc. may not declare or pay an extraordinary dividend, which is defined as any dividend or distribution of cash or other property whose fair market value, together with other dividends or distributions made, within the preceding 12 months exceeds the lesser of (1) 10% of NCRIC, Inc.'s statutory surplus as of the preceding December 31, or (2) NCRIC, Inc.'s statutory net income excluding realized capital gains, for the 12-month period ending the preceding December 31, but does not include pro rata distributions of any class of NCRIC's own securities. In calculating net income under the test, NCRIC, Inc. may carry forward net income, excluding realized capital gains, from the previous two calendar years that has not been paid out as dividends. District of Columbia law gives the Commissioner of Insurance and Securities broad discretion to disapprove dividends even if the dividends are within the above-described limits. Based on this limitation and 2001 results, NCRIC, Inc. would be able to pay approximately $3.3 million in dividends to NCRIC in 2002 under the stated formula. Commonwealth Medical Liability Insurance Company's dividend restrictions are similar to NCRIC, Inc.'s. Based on its 2001 operating results, under Virginia insurance law, Commonwealth Medical Liability Insurance Company would not be able to pay dividends without prior approval from Virginia's Bureau of Insurance.

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

           Codification. The National Association of Insurance Commissions, or NAIC, is an association of the insurance regulators of all 50 states and the District of Columbia. The Codification of Statutory Accounting Principles was developed by the NAIC as a comprehensive guide to statutory accounting that will provide analysts and other users with more comparable financial statements. Many of the changes to statutory accounting are based on generally accepted accounting principles, or GAAP, with modifications that emphasize the concepts of conservatism and solvency inherent in statutory accounting. The Codification has been mandated by the NAIC to be effective as of January 1, 2001. Statutory accounting changes resulting from this guidance does not have an effect on the financial statements prepared in accordance with GAAP, which have been included with this document and filed with the Securities and Exchange Commission.

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

           Significant assessments could have a material adverse effect on NCRIC's financial condition or results of operations. While NCRIC will not necessarily be liable to pay assessments each year, the insolvency of another insurance company within its category of insurance could result in the maximum assessment being imposed on NCRIC over several years. NCRIC cannot predict the amount of future assessments. During 2001 NCRIC received an assessment due to the insolvency of Reliance Insurance Company. Recently an insurance company writing medical professional liability insurance in some of NCRIC's market areas, PHICO, went into receivership; this could potentially result in guaranty fund assessments against NCRIC. In each of the jurisdictions in which NCRIC carries on business, the amount of the assessment cannot exceed 2% of the direct premiums written per year by NCRIC in that jurisdiction.

           Examination of insurance companies. Every insurance company is subject to a periodic financial examination under the authority of the insurance commissioner of its jurisdiction of domicile. Any other jurisdiction interested in participating in a periodic examination may do so. The last completed periodic financial examination of NCRIC, Inc., based on December 31, 1999 financial statements, was completed and a final report was issued on February 20, 2001. The final report positively assessed NCRIC's financial stability and operating procedures. The last periodic financial examination report of Commonwealth Medical Liability Insurance Company, based on December 31, 1998 financial statements, was issued on May 12, 1999. The periodic financial examination positively assessed Commonwealth Medical Liability Insurance Company's financial stability and operating procedures.

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

A.M. Best Company ratings

           A.M. Best Company, which rates insurance companies based on factors of concern to policyholders, rated NCRIC, Inc. and Commonwealth Medical Liability Insurance Company "A- (Excellent)." This is the fourth highest rating of the 15 ratings that A.M. Best assigns. NCRIC, Inc. received its initial rating of "B" in 1988, was upgraded to "B+" in 1989, to "B++" in 1996 and was upgraded to "A-" in 1997. A.M. Best reaffirmed the "A-" ratings of NCRIC, Inc. and Commonwealth Medical Liability Insurance Company in 2000. In 2001 A.M. Best upgraded its rating outlook for NCRIC from "stable" to "positive". A.M. Best reviews its ratings periodically. If A.M. Best reduces NCRIC, Inc.'s and Commonwealth Medical Liability Insurance Company's ratings from their current "A- (Excellent)" level, it may be more difficult for them to attract insureds and to develop a network of insurance brokers and agents.

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

           o      the experience and competence of its management; and

           o      its market presence.

Item 2. Properties

           NCRIC's principal business operations are conducted from its leased executive offices, which consist of approximately 18,156 square feet located at 1115 30th Street, N.W., Washington, D.C. 20007. The term of the lease is for ten years, commencing April 15, 1998 and expiring April 30, 2008. Annual rental is $421,476 with 2% annual increases for the first five years of the term. In the sixth year of the term, the rent increases by $2.00 per rentable square foot and remains at that level for the balance of the term. NCRIC has the option to renew the lease for one additional term of five years. NCRIC also maintains office space in Lynchburg, Richmond, and Fredericksburg, Virginia as well as in Greensboro, North Carolina. Annual rental is $61,692 with the lease term expiring in December, 2002. NCRIC and its subsidiaries lease additional office space that management believes is adequate for its present needs.

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

Item 4. Submission of Matters to a Vote of Security Holders

           None.

PART II

Item 5. Market for Registrant's Common Equity and Related Shareholder Matters

           The Company's Common Stock has been publicly traded on the Nasdaq SmallCap Market since July 29, 1999 under the symbol "NCRI". At March 15, 2002, the Company had 333 stockholders of record. The following table sets forth for the periods indicated the price ranges per share in each quarter.

                                         High                  Low
                                        ------               ------
2001
First quarter                            9.750                8.250
Second quarter                          14.000                8.000
Third quarter                           12.120                9.900
Fourth quarter                          12.000                9.750

2000
First quarter                            9.000                6.875
Second quarter                           8.875                7.375
Third quarter                            9.000                6.625
Fourth quarter                          10.000                8.000

1999
Third quarter                            9.250                7.500
Fourth quarter                           9.125                8.500

Item 6.           Selected Financial Data

The selected consolidated financial data below should be read in conjunction with the consolidated financial statements and their accompanying notes and "Management's Discussion and Analysis of Financial Condition and Results of Operations", which are included elsewhere in this Form 10-K.

                                                                  Year Ended December 31,
                                              ----------------------------------------------------------
                                                  2001        2000         1999       1998        1997
                                              ----------  -----------  ----------  ----------  ---------
                                                                (dollars in thousands)
STATEMENT OF OPERATIONS DATA:
Gross premiums written .....................   $ 34,459    $ 22,727    $  21,353   $ 19,214    $  17,869
                                               ========    ========    =========   ========    =========

Net premiums written after renewal credits .   $ 23,916    $ 15,610    $  16,188   $ 21,014    $  13,935
                                               ========    ========    =========   ========    =========

Net premiums earned ........................   $ 20,603    $ 14,611    $  14,666    $18,459      $13,532
Net investment income ......................      6,136       6,407        6,089      5,996        6,045
Net realized investment (losses) gains .....      (278)         (5)         (71)        159           90
Practice management and related income .....      6,156       5,317        4,576         78           --
Other income ...............................        602         470          373        357          355
                                               --------    --------    ---------   --------    ---------
          Total revenues ...................     33,219      26,800       25,633     25,049       20,022

Losses and LAE .............................     18,858      11,946       12,867     15,677       15,591
Other underwriting expenses ................      4,877       3,591        3,010      3,858        2,918
Practice management and related expenses ...      6,063       4,970        4,845        378           --
Other expenses .............................      1,245       1,237        1,439      1,510          676
                                               --------    --------    ---------   --------    ---------
           Total expenses ..................     31,043      21,744       22,161     21,423       19,185

Income before income taxes..................      2,176       5,056        3,472     3,626           837
Income tax provision (benefit)..............        597       1,561          967     1,079          (122)
                                               --------    --------    ---------   --------    ---------
Net income..................................   $  1,579    $  3,495     $  2,505   $ 2,547     $     959
                                               ========    ========     ========   =======     =========
BALANCE SHEET DATA
Invested assets.............................   $103,125     $98,045     $ 95,092  $ 96,348       $94,362
Total assets................................    161,002     145,864      140,947   134,326       121,841
Total liabilities...........................    116,548     104,415      105,152   103,315        94,355
Total stockholders' equity..................     44,454      41,449       35,795    31,011        27,486

GAAP UNDERWRITING RATIOS:
Loss and LAE ratio..........................      91.5%       81.7%        87.7%     84.9%        115.2%
Underwriting expense ratio..................      23.7%       24.6%        20.5%     20.9%         21.6%
Combined ratio after renewal credits........     115.2%      106.3%       108.2%    105.8%        136.8%

SELECTED STATUTORY DATA:
Loss and LAE ratio .........................      90.0%       75.3%        80.8%     82.5%         99.9%



Underwriting expense ratio .................      21.8%       19.7%        15.7%     15.1%         19.4%
Combined ratio .............................     111.8%       95.0%        96.5%     97.6%        119.3%
Policyholders' surplus .....................  $  32,759     $29,764      $29,212 $  24,116     $  23,258


In calculating GAAP underwriting ratios, renewal credits are considered a reduction of premium income. In addition, earned premium is used to calculate the GAAP loss and underwriting expense ratios. For statutory purposes, renewal credits are not considered a reduction in premium income, and written premiums are used to calculate the statutory underwriting expense ratio. Due to these differences in treatment, GAAP combined ratios can differ significantly from statutory combined ratios. See Note 11 to the consolidated financial statements for a discussion of the differences between statutory and GAAP reporting.

Item 7. Management's  Discussion and Analysis of Financial Condition and Results
------  ------------------------------------------------------------------------
        of Operations
        -------------


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

           In April 2001, NCRIC announced its formation of American Captive Corporation (ACC), a wholly owned subsidiary and the first captive insurance company to be licensed in the District of Columbia under the Captive Insurance Act of 2000. As a captive insurance company, ACC was established to provide an alternative risk-financing vehicle for affinity groups. The captive program will be marketed to organizations and groups wishing to finance and manage their own risk. ACC has incurred $184,000 in costs associated with the start up of the company during the year ended December 31, 2001; no captive protected cells have yet begun operations.

           On January 4, 1999, NCRIC Group acquired all the outstanding shares of HealthCare Consulting, Inc., the interests of HCI Ventures, LLC, and the assets of Employee Benefits Services, Inc. The acquisition was recorded as a purchase. The results of operations for the years ended December 31, 2001, 2000, and 1999 include the results of the acquired businesses for those periods. Under terms of the purchase agreement, an additional purchase payment could be paid in cash if the acquired business achieved an earnings target in 2000. Based on successfully attaining the 2000 earnings objectives, the first contingent payment of $1.55 million was made in March, 2001. In June, 2001 the payment of the second contingent purchase payment of $1.46 million was accelerated, the Operating Agreement was terminated and new employment contracts with the former owners were executed.

           See Note 11 to the consolidated financial statements for a reconciliation of NCRIC's net income and equity between GAAP and statutory accounting bases. Discussed below are selected key financial concepts:

           Premium income. Gross premiums written represent the amounts billed to policyholders. Gross premiums written are reduced by premiums ceded to reinsurers and renewal credits in determining net premiums written. Premiums ceded to reinsurers represent the cost to NCRIC of reducing NCRIC's exposure to medical professional liability losses by transferring agreed upon insurance risks to reinsurers through a reinsurance contract or treaty. Renewal credits are reductions in premium billings to renewing policyholders. Net premiums written are adjusted by any amount, which has been billed but not yet earned during the period in arriving at earned premiums. For several large groups of policyholders, NCRIC has insurance programs where the premiums are retrospectively determined based on losses during the period. Premiums billed under retrospective programs are recorded as premiums written, while premium refunds accrued under retrospective programs are recorded as unearned premiums. Under retrospective programs, premiums earned are premiums written reduced by premium refunds accrued. Premium refunds are accrued to reflect the risk-sharing program results on a basis consistent with the underlying loss experience. The program loss experience is that which is included in the determination of NCRIC's losses and loss adjustment expenses. As described more fully below, one component of the expense for losses and loss adjustment costs is the estimate of future payments for claims and related expenses of adjudicating claims.

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

           Losses and loss adjustment expenses. Loss and LAE reserves are estimates of future payments for reported and unreported claims and related expenses of adjudicating claims with respect to insured events that have occurred. The change in these reserves from year to year is reflected as an increase or decrease to NCRIC's loss and loss adjustment expenses. Medical professional liability loss and LAE reserves are established based on an estimate of these future payments as reflected in NCRIC's past experience with similar cases and historical trends involving claim payment patterns. Other factors that modify past experience are also considered in setting reserves, including court decisions; economic conditions; current trends in losses; and inflation. Reserving for medical professional liability claims continues to be a complex and uncertain process, requiring the use of informed estimates and judgements. Although NCRIC intends to estimate conservatively its future payments relating to losses incurred, there can be no assurance that currently established reserves will prove adequate in light of subsequent actual experience.

           NCRIC, in consultation with its independent actuaries, utilizes several methods in order to estimate loss and LAE reserves by projecting ultimate losses. By utilizing and comparing the results of these methods, NCRIC is better able to analyze loss data and establish an appropriate reserve. The loss and LAE reserves are established by management on a monthly basis and reviewed periodically by NCRIC's independent actuaries. The independent actuarial review includes an evaluation of the appropriateness of methods used as well as a reflection of updated experience.

           The inherent uncertainty in establishing reserves is relatively greater for companies writing long-tail casualty business, like NCRIC. Due to the extended nature of the claim resolution process of professional liability claims, established reserve estimates may be adversely impacted by: judicial expansion of liability standards; unfavorable legislative actions; expansive interpretations of contracts; inflation associated with medical claims; and the propensity of individuals to file claims. These risk factors are amplified given the increase in new business written in new markets because there is limited historical data available which can be used to estimate current loss levels. NCRIC refines reserve estimates as experience develops and additional claims are reported or existing claims are closed; adjustments to losses reserved in prior periods are reflected in the results of the periods in which the adjustments are made.

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

           Recent industry performance. NCRIC's results of operations have historically been influenced by factors affecting the medical professional liability industry in general. The operating results of the U.S. medical professional liability industry have been subject to significant variations over time due to competition, general economic conditions, judicial trends and fluctuations in interest rates. According to the January, 2001 Best's Review/Preview published by A.M. Best Company, 2000 was a transition year for the medical-malpractice market with prices beginning to firm as the result of poor underwriting experience and increasing reinsurance costs. In this article Best predicted 2001 trends to include sustained price increases and worsening claims severity. In recent months, several companies operating in the medical professional liability insurance market have experienced adverse financial results and have had their ratings from A. M. Best Company downgraded. NCRIC actively monitors these industry trends and considers them in relation to NCRIC's circumstances when setting rates or establishing reserves.

           Accounting Literature. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142 on January 1, 2002. NCRIC has not yet completed its analysis of the impact of SFAS 142. However, if SFAS 142 was adopted for the year ended December 31, 2001, the after tax impact on the earnings due to the elimination of goodwill amortization would be an increase of approximately $368,000.

           In December 1999, the SEC issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements, SAB No. 101, summarizing certain of the staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. Based on a review of the NCRIC's revenue recognition polices, the impact of the issuance of SAB No. 101 is not material to its financial statements.

Consolidated net income - Years ended December 31, 2001, 2000 and 1999

Year ended December 31, 2001 compared to year ended December 31, 2000

           Net income totaled $1.6 million for the year ended December 31, 2001 compared to $3.5 million for the year ended December 31, 2000. Excluding net realized investment losses, operating earnings for the year 2001 were $1.8 million compared to $3.5 million for the year 2000. Total revenue in 2001 increased 24% over the 2000 level. The higher revenue was offset by an increase in loss and loss adjustment expenses, in underwriting expenses, and in practice management expenses.

           NCRIC's insurance segment experienced a substantial increase in new business written in the year ended December 31, 2001, which resulted in a rise in net premiums earned. The profitability of a medical professional liability insurance policy is designed to emerge over a period of years rather than in the year the policy is written; profits are designed to accrue through investment income on the invested premiums and through successful settlement of claims. Therefore, the large increase in new business written in the current period causes a strain on current period earnings. In addition, earnings were impacted by reduced net investment income because of lower market yields and by increased incurred losses reflecting increased frequency and severity trends.

           NCRIC's practice management segment produced a significant increase in revenue primarily as a result of its focused efforts on new business development. Higher revenue was offset by expenses related to the ongoing servicing of new business, the allocation of additional resources to new business development and additional expenses associated with the execution of the contingent purchase payouts. Similar to the insurance segment, in the start-up of new client relationships, NCRIC incurs costs not covered by initial client revenue; the design of the revenue stream is to recover the initial costs through the on-going client relationship.

Three months ended December 31, 2001 compared to three months ended December 31, 2000

           Results for the fourth quarter of 2001 are a net loss of $312,000 compared to net income of $924,000 in the fourth quarter of 2000. The 2001 fourth quarter result includes net realized investment losses, net of tax, of $312,000. The insurance segment experienced a significant increase in new business written, with the associated impact on net earnings as described above, producing pre-tax earnings of $228,000 before realized investment losses, compared to 2000 fourth quarter pre-tax earnings of $1.6 million. Practice management segment revenues increased 25% in the fourth quarter of 2001 over 2000; the segment produced quarterly pre-tax results of a loss of $159,000 compared to pre-tax earnings of $41,000 in the fourth quarter of 2000.

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

                         _______________________________

                               Net premiums earned
                         _______________________________

         Following is a summary of NCRIC's net premiums earned:

                                                 Year Ended December 31,
                                         -----------------------------------
                                            2001       2000           1999
                                         --------    --------       --------
                                                   (in thousands)
Gross premiums written* ..............   $ 34,459    $ 22,727       $ 21,353
Change in unearned premiums ..........     (6,267)     (2,762)        (2,521)
                                         --------    --------       --------
Gross premiums earned before renewal
   credits ...........................     28,192      19,965         18,832
Reinsurance premiums ceded related to:
   current year ......................     (8,992)     (5,982)        (6,395)
   prior years .......................      1,696       1,872          3,418
                                         --------    --------       --------
   Total reinsurance premiums ceded ..     (7,296)     (4,110)        (2,977)
                                         --------    --------       --------
Net premiums earned before renewal
   credits ...........................     20,896      15,855         15,855
Renewal credits ......................       (293)     (1,244)        (1,189)
                                         --------    --------       --------
Net premiums earned ..................   $ 20,603    $ 14,611       $ 14,666
                                         ========    ========       ========
*Net premiums written after renewal
   credits ...........................   $ 23,916    $ 15,610       $ 16,188
                                         ========    ========       ========

Year ended December 31, 2001 compared to year ended December 31, 2000

           Gross premiums written increased by $11.8 million, or 52%, to $34.5 million for the year ended December 31, 2001 from $22.7 million for the year ended December 31, 2000 due to net new business written combined with the premium rate increases, which averaged 7.5%. The gross premiums written include premiums for retrospectively rated programs of $1.4 million for the year ended December 31, 2001 and $2.5 million for the year ended December 31, 2000. Written premium in 2000 included $1.3 million for the billing of previously accrued premium for one of the retrospectively rated risk sharing programs further discussed below. Gross premiums written on excess layer coverage increased $1.8 million to $4.5 million for the year ended December 31, 2001 from $2.7 million for the year ended December 31, 2000.

           During 2000, it was determined that one of NCRIC's retrospective programs would not be renewed at the September 1, 2000 renewal date. Under this type of risk sharing program, physicians are underwritten directly by NCRIC and pay lower individual premiums than if not part of the risk-sharing program. At the end of the policy year covered by the premium, a review of the actual loss experience of the physician group is completed. Should the group's loss experience be unfavorable, NCRIC will require additional premium payments from the sponsoring hospital to offset the unfavorable losses.

           Under terms of the contract based on the actual accumulated loss experience of the terminated program, NCRIC billed the hospital sponsor $1.3 million in 2000 and an additional $800,000 in January 2002. Based on the continuing development of loss experience, during the year ended December 31, 2001, $500,000 of gross premium earned has been accrued related to additional amounts due to NCRIC from the hospital sponsor.

           Because the September 2000 bill was not paid when due, NCRIC initiated legal proceedings to collect. NCRIC will use all means legally available to collect the amount it is due. Although NCRIC believes that it will prevail, since the premium amount is disputed, an allowance for uncollectibility has been established and is included in underwriting expenses. Pursuit of this litigation requires an expense for legal fees, which is reported as an underwriting expense, and reduces NCRIC's net earnings. However, NCRIC believes that the significant level of the amount receivable justifies the expense. The ultimate outcome cannot be determined at this time.

           The change in unearned premiums for the period increased by $3.5 million to $6.3 million for the year ended December 31, 2001 from $2.8 million for the year ended December 31, 2000. This increase resulted from net new business written throughout the year.

           Gross premiums earned before renewal credits increased $8.2 million, or 41%, to $28.2 million for the year ended December 31, 2001 from $20.0 million for the year ended December 31, 2000. The increase was primarily due to $6.8 million of additional premiums earned under basic medical malpractice insurance and $1.6 million of additional gross premiums earned for excess limits coverage.

           Reinsurance premiums ceded increased by $3.2 million to $7.3 million for the year ended December 31, 2001 from $4.1 million for the year ended December 31, 2000. The increase was primarily the result of the increase in gross premiums earned. Reinsurance premiums are affected by current year premiums payable to the reinsurers, as well as the retrospective adjustments to accruals for prior year premiums.

           Current year reinsurance premiums ceded increased by $3.0 million, or 50%, to $9.0 million for the year ended December 31, 2001 from $6.0 million for the year ended December 31, 2000. This increase is due to the increased gross premium reinsured. The reinsurance premium rates in 2001 were unchanged from the 2000 level.

           Reinsurance premiums related to prior years under the swing rated treaty were reduced by $1.7 million in 2001 and $1.9 million in 2000 due to favorable loss development of reinsured losses compared to prior estimates by NCRIC. Generally, losses covered by the swing rated treaty are in the range excess of $500,000 to $1 million. The 2001 change is primarily reflective of the favorable loss development in the 1992 and 1996 coverage years. The 2000 change is primarily reflective of the favorable loss development in the 1993 through 1996 years. The liability "retrospective premiums accrued under reinsurance treaties" decreased to $2.4 million at December 31, 2001 from $5.5 million at December 31, 2000.

           Renewal credits decreased to $293,000 for the year ended December 31, 2001 from $1.2 million for the year ended December 31, 2000, reflecting NCRIC's decision to not provide a renewal premium credit for 2002 renewals. In general, renewal credits apply to policies written in the District of Columbia. A growing proportion of NCRIC's business is written in other jurisdictions where renewal credits are not issued.

           Net premiums earned before renewal credits increased $5.0 million, or 31%, to $20.9 million for the year ended December 31, 2001 from $15.9 million for the year ended December 31, 2000. Net premiums earned after renewal credits increased by $6.0 million, or 41%, to $20.6 million for the year ended December 31, 2001 from $14.6 million for the year ended December 31, 2000. The increase reflects the $8.2 million growth in gross earned premiums and the lower renewal credits, partially offset by the $3.2 million higher reinsurance premiums in 2001 compared to 2000.

           The mix of business produced directly by NCRIC versus by agents has changed between years as shown on the following chart of new gross written premium. The proportion of business produced by NCRIC's independent agency force has increased to 90% of total new business written in 2001 from 59% during in 2000.

                                 Year ended December 31,
                        ------------------------------------
                             2001                    2000
                        -------------            -----------
           Direct      $  1.2 million          $ 1.8 million
           Agent         11.0 million            2.6 million

           While insurance in force continues to follow the historic pattern of insuring risks concentrated in the District of Columbia, there has been notable growth in premium written in NCRIC's other market areas. Of the increase in written premium in 2001 over 2000, 26% comes from business written in Maryland, 39% from Virginia, 24% from West Virginia, and 8% from Delaware.

           In 2001, premium written to clients of the Practice Management Services Segment totaled $854,000 compared to $540,000 in 2000.

Three months ended December 31, 2001 compared to three months ended December 31, 2000

           Gross premiums written increased to $5.6 million for the quarter ended December 31, 2001 from $943,000 for the quarter ended December 31, 2000. In addition to the premium rate increase effective for 2001 renewal dates, new business written in the fourth quarter of 2001 significantly exceeded the prior fourth quarter, as shown in the following chart:

                             Three months ended December 31,
                         ------------------------------------
                             2001                    2000
                         -------------           ------------
           Direct        $0.2 million           $0.5 million
           Agent          3.9 million            0.3 million

           Gross premiums earned increased $3.3 million to $8.1 million for the three months ended December 31, 2001 compared to $4.8 million for the 2000 fourth quarter. Reinsurance premiums ceded increased by $1.3 million to $2.2 million for the fourth quarter of 2001. Current year reinsurance ceded premiums increased by $1.0 million to $2.5 million for the fourth quarter of 2001 compared to the fourth quarter of 2000 corresponding to the increase in gross premiums earned. Reinsurance premiums related to prior years under the swing-rated treaty decreased by $279,000 to $301,000 for the fourth quarter of 2001 compared to $580,000 for the fourth quarter of 2000. Favorable development of losses under the swing-rated treaty results in the reduction of premiums due related to prior report years. The 2001 fourth quarter development was less favorable than the 2000 fourth quarter development.

           Net premiums earned for the three months ended December 31, 2001 increased $2.3 million to $5.9 million from $3.6 million for the three months ended December 31, 2000, reflecting the increase in gross earned premiums partially offset by the lower favorable development of prior years under the swing-rated reinsurance treaty.

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

           This hospital-sponsored program, which terminated September 1, included 70 physicians insured directly with NCRIC and accounted for approximately $2.3 million in annualized premium. The majority of the physicians formerly in this terminated program have renewed their coverage and initiated participation in other hospital-sponsored programs where NCRIC provides the insurance coverage. Based on the actual accumulated loss experience of the terminated program through September 1, 2000, NCRIC billed the hospital sponsor $1.3 million under terms of the contract based on actual loss experience through the termination date. Because the original bill was not paid when due, NCRIC initiated legal proceedings to collect.

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

           The mix of business produced directly by NCRIC versus by agents has changed between years as shown on the following chart of new gross written premium. The proportion of business produced by NCRIC's independent agency force increased to 59% of total new business written in 2000 from 43% during the same period in 1999.

                                Year ended December 31,
                         ------------------------------------
                              2000                   1999
                         -------------         --------------
           Direct        $1.8 million           $1.4 million
           Agent          2.6 million            1.0 million

           In 2000, new premium written to clients of the Practice Management Services Segment totaled $483,000, or 11% of total new gross written premium, compared to $56,000 in 1999, or 2% of new gross written premium.






                         _______________________________

                              Net investment income
                         _______________________________

Year ended December 31, 2001 compared to year ended December 31, 2000

           Net investment income decreased by $271,000, or 4%, for the year ended December 31, 2001 compared to the prior year reflecting a decrease in yields partially offset by a higher base of average invested assets. Net investment income for the year ended December 31, 2001 was $6.1 million compared to $6.4 million for the year ended December 31, 2000. Average invested assets, which include cash equivalents, increased by $4.1 million, or 4%, to $105.7 million at December 31, 2001. New investments were primarily directed to corporate bonds and tax-exempt securities with the strategy of maximizing after-tax returns with investment grade securities. The average effective yield was approximately 5.80% for the year ended December 31, 2001 and 6.31% for the year ended December 31, 2000. The tax equivalent yield was approximately 6.30% at December 31, 2001 and 6.72% at December 31, 2000. The change in investment yields is reflective of the market change in interest rates in 2001 compared to 2000.

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

                         _______________________________

                         Net realized investment losses
                         _______________________________

Year ended December 31, 2001 compared to year ended December 31, 2000

           Net realized investment losses were $278,000 for the year ended December 31, 2001 compared to $5,000 for the year ended December 31, 2000. Through September 30, 2001, the net realized investment gains were comprised of gains on sales of equity securities and corporate and agency bonds. The net realized losses in the fourth quarter of 2001 were comprised of:



         Osprey bond                $(738,000)
         E-Health Solutions Group    (300,000)
         Treasury securities          536,000
         Miscellaneous gains           30,000
                                    ---------
                  Total             $(472,000)
                                    =========

           The loss taken on the Osprey bond (an Enron partnership) represents NCRIC's entire exposure to Enron securities. E-Health Solutions Group is an equity investment representing seed money provided by NCRIC to a medical information technology company that is developing software products for use by health care providers. While the investment in E-Health Solutions Group may produce value in future periods, an evaluation conducted during the fourth quarter concluded that under Generally Accepted Accounting Principles, NCRIC needed to write off the carrying value of the investment.

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

                         _______________________________

                         Practice management and related
                                     income
                         _______________________________

     Revenue for practice management and related services is comprised of fees for the services shown in the following chart.

                                                      Year Ended December 31,
                                                   --------------------------
                                                    2001         2000    1999
                                                    ----         ----    ----
         Practice management                         43%          44%     40%
         Accounting                                  26           28      31
         Tax & personal financial planning           12           11      11
         Retirement plan accounting & admin          13           13      13
         Other                                        6            4       5
                                                    ---          ---     ---
          Total                                     100%         100%    100%
                                                    ===          ===     ===

Year ended December 31, 2001 compared to year ended December 31, 2000

           Practice management and related revenues increased by $839,000, or 16%, to $6.2 million for the year ended December 31, 2001, from $5.3 million for the year ended December 31, 2000. This revenue consists of fees generated by NCRIC MSO through HealthCare Consulting and Employee Benefits Services. The increased revenue is a result of the focused efforts on new business development through the addition of new clients in both recurring business and one-time consulting assignments and the 2001 increase in consulting rates.

Three months ended December 31, 2001 compared to three months ended December 31, 2000

           Practice management and related revenues increased by $304,000, or 25%, to $1.5 million for the fourth quarter of 2001 from $1.2 million for the fourth quarter of 2000. This increase continues the trend of increasing revenues as seen in earlier quarters of 2001, however, the fourth quarter increase at 25% was ahead of the 13% increase in revenue experienced through the first nine months of 2001.

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

                         _______________________________

                                  Other income
                         _______________________________

           Other income includes revenues from insurance brokerage, insurance agency and physician services, as well as service charge income from NCRIC's financing of physician premiums.

Year ended December 31, 2001 compared to year ended December 31, 2000

           Other income increased $132,000, or 28%, to $602,000 for the year ended December 31, 2001 from $470,000 for the year ended December 31, 2000. The increased revenue resulted primarily from increased brokerage reinsurance treaty commission income generated by the increased current year reinsurance ceded premiums.

Year ended December 31, 2000 compared to year ended December 31, 1999

           Other income increased $97,000, or 26%, to $470,000 for the year ended December 31, 2000 from $373,000 for the year ended December 31, 1999. Of the increase, $53,000 was in NCRIC Physicians Organization as a result of the 1999 litigation settlement.



                         _______________________________

                        Loss and loss adjustment expenses
                       incurred and combined ratio results
                         _______________________________

           The expense for incurred losses and LAE for each year net of reinsurance can be summarized as follows. All loss expense amounts incurred are reported net of reinsurance amounts recoverable.


                                       Year Ended December 31,
                                      ---------------------------
                                        2001     2000      1999
                                      -------  -------   --------
                                              (in thousands)
Incurred losses and LAE related to:
     Current year - losses ........   $23,056  $17,829   $20,795
     Prior years - development ....    (4,198)  (5,883)   (7,928)
                                      -------  -------   -------
Total incurred for the year .......   $18,858  $11,946   $12,867
                                      =======  =======   =======


           Traditionally, property and casualty insurer results are judged using ratios of losses and underwriting expenses compared to net premiums earned. Following is a summary of these ratios for each period.



                                Year Ended December 31,
                               -------------------------
                               2001      2000       1999
                               -----     -----     -----
Loss and LAE ratio:
    Current year losses ..     111.9%    122.0%    141.8%
    Prior year losses ....     (20.4)    (40.3)    (54.1)
                               -----     -----     -----
Total Loss and LAE ratio .      91.5      81.7      87.7
Underwriting expense ratio      23.7      24.6      20.5
                               -----     -----     -----
Combined ratio ...........     115.2%    106.3%    108.2%
                               =====     =====     =====

Year ended December 31, 2001 compared to year ended December 31, 2000

           Total incurred loss and LAE expense of $18.9 million for year ended December 31, 2001 represented an increase of $7.0 million, or 59%, compared to $11.9 million incurred for the year ended December 31, 2000.

           The total incurred losses are broken into two components - incurred losses related to the current coverage year and development on prior coverage year losses. Current year incurred losses increased by $5.3 million, or 30%, to $23.1 million for the year ended December 31, 2001 from $17.8 million for the year ended December 31, 2000 reflecting the rise in the level of liability exposure as a result of expanding business, an increase in the frequency of reported claims, and a rise in the cost of adjudicating and settling claims. An increase in severity was first noted in 1996 and continued through 2001. The increase in severity reflects the growing size of plaintiff verdicts and settlements. NCRIC's escalation in this adverse claims trend is similar to the conditions faced by many medical professional liability insurance carriers across the nation. While an increase in severity would tend to cause loss ratios to deteriorate, NCRIC's reinsurance program for losses in excess of $500,000 provides protection against the increase in severity of losses.

           NCRIC experienced favorable development on estimated losses for prior year's claims for both years. Prior year development results from the re-estimation and settlement of individual losses not covered by reinsurance, which are generally losses under $500,000. The favorable loss development related to prior years claims was $4.2 million for the year ended December 31, 2001, and $5.9 million for the year ended December 31, 2000. The total loss and LAE ratio was reduced by 20 points for the year ended December 31, 2001 and 40 points for the year ended December 31, 2000, as a result of this favorable development. The 2001 change is primarily reflective of the favorable loss development for the 1992, 1996, 1997, and 1998 loss years, partially offset by adverse development in the 1995 loss year; whereas, the 2000 change is primarily reflective of the favorable loss development for the 1994, 1996, 1998 and 1999 loss years, partially offset by adverse development in the 1995 loss year. The reduced level of favorable development in 2001 compared to 2000 reflects claims closed as well as the continuing upward pressure of severity of losses noted above.

           The underwriting expense ratio decreased to 23.7% for the year ended December 31, 2001 from 24.6% for the year ended December 31, 2000. This decrease is reflective of the 31% increase in net earned premiums partially offset by the 36% increase in underwriting expenses. Underwriting expenses increased $1.3 million to $4.9 million for the year ended December 31, 2001 from $3.6 million for the year ended December 31, 2000. Of the 36% increase in underwriting expenses, 19% was attributed to a guaranty fund assessment of $243,000; this translates into an addition of 1.2% to the underwriting expense ratio. See "Underwriting expenses."

           The combined ratio increased to 115.2% for the year ended December 31, 2001 from 106.3% for the year ended December 31, 2000. The primary factor driving the increased combined ratio was the increase in incurred losses stemming from the lower favorable prior year loss development.

           The statutory combined ratio was 111.8% for the year ended December 31, 2001 compared to 95.0% for the year ended December 31, 2000. This increase reflects the same premium and loss level factors noted previously.

Three months ended December 31, 2001 compared to three months ended December 31, 2000

           The fourth quarter expense for incurred losses and LAE net of reinsurance is summarized as follows (in thousands):

                                                Three Months
                                             Ended December 31,
                                            ------------------
                                              2001       2000
                                              ----       ----
Incurred losses and LAE related to:
Current year - losses ............          $ 6,358    $ 4,541
Prior years - development ........             (405)    (1,520)
                                            -------    -------
    Total incurred for the quarter          $ 5,953    $ 3,021
                                            =======    =======

           Total incurred loss and LAE expense of $6.0 million for the fourth quarter of 2001 increased by $3.0 million over the fourth quarter of 2000. The increase in current year losses to $6.4 million for the fourth quarter of 2001 reflects the increase in the level of liability exposure as a result of NCRIC's expanding business and a rise in the cost of settling claims. The lower level of favorable development of losses reported in prior years reflects the experience on the claims closed during the quarter as well as the continuing upward pressure of severity of losses as reported previously.

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

           The statutory combined ratio was 95.0% for the year ended December 31, 2000 compared to 96.5% for the year ended December 31, 1999. This decrease reflects the same premium and loss level factors noted previously.

                        _________________________________

                            Loss and loss adjustment
                               expenses liability
                         _______________________________

The loss and LAE reserve liabilities for unpaid claims as of each period are as follows:

                                                    Year Ended December 31,
                                                   -----------------------
                                                       2001            2000
                                                       ----            ----
                                                           (in thousands)
Liability for:
         Losses .................................   $ 56,802        $ 55,785
         Loss adjustment expenses ...............     27,758          25,349
                                                    --------        --------
                                                    $ 84,560        $ 81,134
                                                    ========        ========
Reinsurance recoverable on losses ...............   $ 30,077        $ 27,549
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

                         ______________________________

                              Underwriting expenses
                         _______________________________

           Salaries and benefits accounted for approximately 35% of other underwriting expenses; with professional fees, including legal, auditing and director's fees, accounting for approximately another 15% of the underwriting expenditures. Premium taxes and commissions related to the change in unearned premiums are treated as deferred acquisition costs. Guaranty fund assessments are based on industry loss experience in the jurisdictions where NCRIC does business, which loss experience is not entirely predictable.

Year ended December 31, 2001 compared to year ended December 31, 2000

           Underwriting expenses increased $1.3 million, or 36%, to $4.9 million for the year ended December 31, 2001 from $3.6 million for the year ended December 31, 2000. The increase in expenses primarily stems from the increase in new business, particularly agent produced business, through increases in commissions, travel, and other underwriting costs. These expenses were partially offset by an increase in ceding allowances as a result of the increase in premiums earned. Underwriting expenses also increased due to legal fees incurred for the collection litigation initiated by NCRIC, as discussed in "Net Premiums Earned", and for the allowance for potential uncollectible premiums. In addition, NCRIC received a guaranty fund assessment from the D.C. Guaranty Fund of $243,000 stemming from the insolvency of Reliance Insurance Company. There is the possibility NCRIC could be assessed additional amounts in the future. However, since the amount of any potential future assessment is not reasonably estimable at this time, no additional expense accrual has been recorded. No similar assessment was received in 2000.

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

                         _______________________________

                         Practice management and related
                                    expenses
                         _______________________________

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

Year ended December 31, 2001 compared to year ended December 31, 2000

           Practice management and related expenses increased $1.1 million, or 22%, to $6.1 million for the year ended December 31, 2001 compared to $5.0 million for the year ended December 31, 2000. Expenses increased as a result of the growth in new business and business development efforts during 2001. In addition, goodwill amortization increased by $131,000, interest expense increased $75,000, and compensation expense increased by $70,000 as a result of the contingent purchase payments made in 2001 to the prior owners of HealthCare Consulting, Inc., HCI Ventures, LLC, and Employee Benefits Services, Inc.

Three months ended December 31, 2001 compared to three months ended December 31, 2000

           Practice management and related expenses of $1.7 million in the fourth quarter of 2001 increased over the $1.2 million incurred in the fourth quarter of 2000 due to the same factors influencing the growth of expenses throughout the year 2001, that is, expenses associated with the growth of new business and with the contingent purchase payments made in 2001. Additional fourth quarter expense included increases for bad debts and employee compensation.

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

                         _______________________________

                                 Other expenses
                         _______________________________

           Other expenses include expenditures for holding company and subsidiary operations which are not directly related to the issuance of medical professional liability insurance or practice management and related operations, including insurance brokerage, insurance agency and captive development.

Year ended December 31, 2001 compared to year ended December 31, 2000

           Other expenses of $1.2 million for the year ended December 31, 2001 are unchanged from the expense level for the year ended December 31, 2000. Other expenses include amounts incurred to meet the various requirements associated with having common stock traded in the public market; the expense of the stock grants made in September, 2000 under the Stock Award Plan; and, in 2001, $184,000 of start-up expenses for the new captive insurance company subsidiary.

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

                          _____________________________

                                  Income taxes
                          _____________________________


           The effective tax rate for NCRIC is lower than the federal statutory rate principally due to nontaxable investment income.

                                        Year Ended December 31,
                                        -----------------------
                                        2001     2000   1999
                                        ----     ----   ----

Federal income tax at statutory rates    34%     34%     34%
Tax exempt income ...................   (12)     (4)     (7)
Dividends received ..................    (4)     (1)     (2)
Goodwill amortization ...............     5       1       2
Other, net ..........................     4       1       1
                                         --      --      --
Income tax at effective rates .......    27%     31%     28%
                                         ==      ==      ==

           NCRIC's net deferred tax assets are created by temporary differences that will result in tax benefits in future years due to the differing treatment of items for tax and financial statement purposes. The primary difference is the requirement to discount or reduce loss reserves for tax purposes because of their long-term nature.

                                         Year Ended December 31,
                                        ------------------------
                                           2001          2000
                                        -----------  -----------

Deferred income tax asset ............. $ 2,482,000   $1,918,000
                                        ===========   ==========

Year ended December 31, 2001 compared to year ended December 31, 2000

           Tax expense for the year ended December 31, 2001 was $597,000 compared to $1.6 million for the year ended December 31, 2000. The Federal corporate income tax rate of 34% was reduced to an effective tax rate of 27% for the year ended December 31, 2001 due to tax-exempt income and nontaxable dividends received, partially offset by non-deductible goodwill amortization and other, principally state income taxes. The effective rate of 31% for the year ended December 31, 2000 was higher than the 2001 effective rate primarily due to a lower level of tax-exempt income in 2000. The decrease in the provision for income tax is reflective of the decreased income before tax combined with the decrease in the effective tax rate.

Year ended December 31, 2000 compared to year ended December 31, 1999

           Tax expense for the year ended December 31, 2000 was $1.6 million compared to $1.0 million for the year ended December 31, 1999. The Federal corporate income tax rate of 34% was reduced to an effective tax rate of 31% for the year ended December 31, 2000 due to tax-exempt income and nontaxable dividends received, partially offset by non-deductible goodwill amortization. The effective rate of 28% for the year ended December 31, 1999 was lower than the 2000 effective rate primarily due to a lower level of tax-exempt income in 2000. The increase in the provision for income tax is reflective of the increased income before tax combined with the increase in the effective tax rate.

Financial condition, liquidity and capital resources

           NCRIC Group, parent company

           Financial condition and capital resources. NCRIC Group is a stock holding company whose operations and assets primarily consist of its ownership of NCRIC, Inc. and NCRIC MSO, Inc. NCRIC Group assists its subsidiaries in their efforts to compete effectively and create long-term growth. As a part of this strategy, NCRIC Group may seek to take advantage of acquisition opportunities and alternative financing.

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

           The payment of dividends to NCRIC Group by NCRIC, Inc. is subject to limitations imposed by the District of Columbia Holding Company System Act of 1993. Under the DC Holding Company Act, NCRIC, Inc. must seek prior approval from the Commissioner to pay any dividend which, combined with other dividends made within the preceding 12 months, exceeds the lesser of (A) 10% of the surplus at the end of the prior year or (B) the prior year's net income excluding realized capital gains. Net income, excluding realized capital gains, for the 2 years preceding the current year is carried forward for purposes of the calculation to the extent not paid in dividends. The law also requires that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to the insurer's outstanding liabilities and adequate to meet its financial needs. The District of Columbia permits the payment of dividends only out of unassigned statutory surplus. Using these criteria, as of December 31, 2001, NCRIC, Inc. had available approximately $3.3 million of unassigned statutory surplus available for dividends.

     NCRIC Group and Subsidiaries, consolidated

           Liquidity. The primary sources of NCRIC's liquidity are insurance premiums, net investment income, practice management and financial services fees, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay claims, LAE, operating expenses, reinsurance premiums, taxes, and to purchase investments.

     NCRIC had cash flows provided by (used in) operations for the years ended December 31, as follows:

                           2001     $ 8.3 million
                           2000     $(0.8) million
                           1999     $ 4.3 million

           The $9.1 million of increased cash flow provided by operations in 2001 compared to 2000 results primarily from an increase in net premiums received partially offset by increases in payments for income taxes, $797,000, and losses and LAE, $1.0 million. The $5.1 million of decreased cash flow in 2000 compared to 1999 results primarily from an increase in payments for losses and LAE, $1.6 million, income taxes, $1.3 million, reinsurance under the swing rated treaty, $2.4 million, partially offset by an increase in premiums collected, $900,000. Because of the long-term nature of both payment of claims and the settlement of swing rated reinsurance premiums due to the reinsurers, cash from operations for a medical professional liability insurer can vary substantially from year to year.

           Comprehensive income was a gain of $2.8 million for the year ended December 31, 2001 compared to a gain of $5.6 million for the year ended December 31, 2000. The decrease in comprehensive income results from the lower level of increase in net unrealized investment gains, combined with lower net income.

           Financial condition and capital resources. NCRIC invests its positive cash flow from operations primarily in investment grade, fixed maturity securities. As of December 31, 2001, the carrying value of the securities portfolio was $103.1 million, compared to a carrying value of $98.0 million at December 31, 2000. The portfolios were invested as follows:

                                       December 31,
                                       ------------
                                       2001    2000
                                       ----    ----

U.S. Government and agencies .......    4%      14%
Asset and mortgage-backed securities   29       32
Tax-exempt securities ..............   19       16
Corporate bonds ....................   42       31
Equity securities ..................    6        7

           Over 65% of the bond portfolio at December 31, 2001 was invested in US Government and agency securities or has a rating of AAA or AA. For regulatory purposes as of December 31, 2001, 87% of the securities portfolio is rated "Class 1", which is the highest quality rated group as classified by the NAIC.

           The accumulated other comprehensive gain totaled $474,000 at December 31, 2001 compared to a loss of $744,000 at December 31, 2000. This improvement in asset values resulted primarily from the reduction in market interest rates. NCRIC's investment portfolio includes a bond issued by Xerox, which carries an 8% coupon and a rating of BB/B. As of December 31, 2001, this security had a carrying value of $562,000, which represents an unrealized pre-tax loss of $484,000, an improvement of $326,000 over its unrealized pre-tax loss of $810,000 as of December 31, 2000. Based on the financial success of Xerox demonstrated over the past year and on the improvement in 2001 of the market value of this issue, NCRIC expects the value of its investment to continue to rise. NCRIC will continue to actively monitor the financial position and outlook for this investment and take any action determined to be appropriate.

           NCRIC believes that all of its fixed maturity securities are readily marketable. Investment duration is closely monitored to provide adequate cash flow to meet operational and maturing liability needs. Asset and liability modeling, including sensitivity analyses and cash flow testing, are performed on a regular basis.

           The $2.5 million line of credit available as of December 31, 2001 is restricted to working capital for claim settlements. The line of credit is unsecured and renewable. NCRIC has not drawn down on this facility. NCRIC has no material commitments for capital expenditures. NCRIC Group and its subsidiaries are required to pay aggregate annual salaries in the amount of $1.1 million to six persons under employment agreements.

           Under terms of the purchase agreement between NCRIC and the previous owners of HealthCare Consulting, Inc., HCI Ventures, LLC, and Employee Benefits Services, Inc., contingency payments totaling $3.1 million could be paid in cash if the acquired companies achieve earnings targets in 2000, 2001, and 2002. During 2000, the earnings target was met and NCRIC paid the prior owners $1.55 million on March 31, 2001. After analyzing the acquired companies' operations since the acquisition, terms were negotiated and agreed upon for an early payment of the second contingent payment originally scheduled to be paid in 2002. As a result, on June 23, 2001, NCRIC paid $1.46 million, the present value of the remaining payments to the prior owners. During June 2001, NCRIC MSO, Inc. borrowed $1,971,000 from SunTrust Bank to finance these payments. The term of the loan is 3 years at a floating rate of LIBOR plus two and three-quarter percent. At December 31, 2001, the interest rate was 4.83%. Principal and interest payments are due on a monthly basis.

           The equity of NCRIC was $44.5 million at December 31, 2001 and $41.5 million at December 31, 2000. The $3.0 million increase for the year ended December 31, 2001 was due primarily to $1.6 million of net income plus $1.2 million of net unrealized investment gains. The $5.7 million increase for the year ended December 31, 2000 was primarily due to $3.5 million of net income plus $2.1 million of net unrealized investment gains.

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

Federal income tax matters

           For tax years prior to the stock offering, NCRIC filed a consolidated United States Federal income tax return with its parent and subsidiaries. For tax years after the stock offering, NCRIC does not file as part of a consolidated United States Federal income tax return with NCRIC, A Mutual Holding Company or NCRIC Holdings because NCRIC, A Mutual Holding Company and NCRIC Holdings own directly and indirectly less than 80% of the outstanding shares of NCRIC Group. Tax years 1998, 1999 and 2000 are open but not currently under audit. In 2000 the Internal Revenue Service approved a change in accounting method for NCRIC relative to the timing of revenue recognition for tax purposes.

Regulatory matters

           NAIC statutory accounting codification. The National Association of Insurance Commissioners or NAIC is an association of the insurance regulators of all 50 states and the District of Columbia. The NAIC has codified the statutory accounting practices, which are the accounting rules and guidelines prescribed by the state insurance regulators. The project was intended to re-examine current statutory accounting practices and to ensure uniform accounting treatment from a regulatory standpoint. Many of the changes to statutory accounting are based on generally accepted accounting principles with modifications that emphasize the concept of conservatism and solvency inherent in statutory accounting. The accounting mandated by the codification applies commencing January 1, 2001. Statutory accounting changes resulting from this codification will not have an effect on the financial statements prepared in accordance with GAAP, which have been included in this document and filed with the Securities and Exchange Commission. The effect on NCRIC's statutory surplus on January 1, 2001 is an increase of $1.6 million. This increase is mainly due to the effect of accounting changes related to the implementation of deferred taxes and the removal of the excess of statutory reserves over statement reserves penalty, offset by charges to surplus for overdue receivables.

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

           For 2001 and 2000, NCRIC's subsidiary CML was outside the usual range on three ratios. The ratio results were impacted by two primary factors: the rapid increase in new premium written in CML and the increase in severity for losses, particularly the adverse development in losses of one prior year. In the opinion of management, because of the reasons for the ratio results for the current year, the ratio results are not indicative of operational problems in this subsidiary. For 2001, another subsidiary, NCRIC, Inc., was outside the usual range for two ratios as the result of the rapid increase in new premium written; for 1999 it was outside the usual range for two ratios as the result of fluctuations in reinsurance ceded premiums under the swing rated reinsurance program.

           NAIC risk-based capital. The NAIC has established a methodology for assessing the adequacy of each insurer's capital position based on the level of statutory surplus and an evaluation of the risks in the insurer's product mix and investment portfolio profile. This risk-based capital or "RBC" formula is designed to allow state and District of Columbia insurance regulators to identify potentially under-capitalized companies. For property-casualty insurers, the formula takes into account risks related to the insurer's assets - including risks related to its investment portfolio and the insurer's liabilities - including risks related to the adverse development of coverages underwritten. The RBC rules provide for different levels of regulatory attention depending on the ratio of the insurer's total adjusted capital to the "authorized control level" of RBC. The first level of regulatory action, a review by the domiciliary insurance commissioner of a company prepared RBC plan, is instituted at the point a company's total adjusted capital is at a level equal to or less than two times greater than the authorized control level risk-based capital. For all periods presented, the total adjusted capital levels for NCRIC Inc. and Commonwealth Medical Liability Insurance Company were significantly in excess of the authorized control level of RBC. As a result, the RBC requirements are not expected to have an impact upon NCRIC's operations. Following is a presentation of the total adjusted capital for NCRIC, Inc. and Commonwealth Medical Liability Insurance Company compared to the authorized control level of RBC:


                        Authorized Control Level
                            Risk-based Capital      Total Adjusted Capital
                            ------------------      ----------------------
                           NCRIC, Inc.     CML       NCRIC, Inc.       CML
                           -----------     ---       -----------       ---
                                            (in millions)
December 31, 2001....      $4.7          $0.17       $32.8            $4.3
December 31, 2000....       3.7           0.19        29.8             4.5
December 31, 1999....       4.1           0.17        29.2             5.0

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
-------------------------------------------------------------------

           NCRIC's investment portfolio is exposed to various market risks, including interest rate and equity price risk. Market risk is the potential for financial losses due to the decrease in the value or price of an asset resulting from broad movements in prices. At December 31, 2001, fixed maturity securities comprised 94% of total investments at market value. U.S. government and tax-exempt bonds represent 25% of the fixed maturity securities. Equity securities, consisting of preferred stock, account for the remainder of the investment portfolio. NCRIC has classified its investments as available for sale.

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

           Generally, the longer the duration of the security, the more sensitive the asset is to market interest rate fluctuations. To control the adverse effects of the changes in interest rates, NCRIC's investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. NCRIC's investment policy also provides that all security purchases be limited to rated securities or unrated securities approved by management on the recommendation of NCRIC's investment advisor. Approximately 65% of the portfolio is Treasury or Agency related or rated AAA, the highest rating for a security.

           During 2001, there was a change in the allocation of NCRIC's portfolio increasing the percentage of tax-exempt and corporate bonds to 65% of the total fixed maturity securities compared to 51% at December 31, 2000. This has the potential to increase the market risk since less of the portfolio is backed by the U.S.Government. Management of NCRIC, along with NCRIC's external investment managers, seeks to maximize after-tax yields while minimizing portfolio credit risk. The decision to reallocate the portfolio as funds became available was based on this goal.

     One common measure of the interest sensitivity of fixed maturity securities is effective duration. Effective duration utilizes maturities, yields, and call terms to calculate an average age of expected cash flows. The following table shows the estimated fair value of NCRIC's fixed maturity portfolio based on fluctuations in the market interest rates.

                                                       Projected Market Value
        Yield Change (bp)          Market Yield            (in thousands)
        -----------------          ------------            --------------
              -300                     2.63                     $120.7
              -200                     3.60                      114.5
              -100                     4.58                      108.7
         Current Yield**               5.56                      103.1
               100                     6.54                       97.8
               200                     7.52                       92.9
               300                     8.50                       88.4

**Current yield is as of December 31, 2001.

     The actual impact of the market interest rate changes on the securities may differ from those shown in the sensitivity analysis above.

Item 8.
-------

                          INDEX TO FINANCIAL STATEMENTS
                          -----------------------------

                                                                                        Page
NCRIC GROUP, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT                                                             76

Consolidated Balance Sheets as of December 31, 2001 and 2000                             77

Consolidated Statements of Operations for the Years Ended
      December 31, 2001, 2000, and 1999                                                  78

Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 2001, 2000, and 1999                                                  79

Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2001, 2000, and 1999                                                  80

Notes to Consolidated Financial Statements for the Years Ended
      December 31, 2001, 2000, and 1999                                                  81

Schedule I - Summary of Investments - Other Than Investments in Related Parties          99

Schedule II - Condensed Financial Information of Registrant                             100

Schedule III - Supplementary Insurance Information                                      104

Schedule IV - Reinsurance                                                               105

Schedule V - Valuation and Qualifying Accounts                                          106

Schedule VI - Supplemental Information Concerning Property-Casualty Insurance
      Companies                                                                         107


INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
   NCRIC Group, Inc. and Subsidiaries
Washington, D.C.

We have audited the accompanying consolidated balance sheets of NCRIC Group, Inc. and Subsidiaries (the Company) as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ending December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NCRIC Group, Inc. and Subsidiaries as of December 31, 2001 and 2000, and the results of their operations, and their cash flows for each of the three years in the period ending December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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


Deloitte & Touche LLP


February 5, 2002
McLean, Virginia

NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2001 AND 2000 (IN THOUSANDS, EXCEPT FOR SHARE DATA)
------------------------------------------------------------------------------------------------------------


                                                                                       2001         2000
ASSETS

INVESTMENTS:
       Securities available for sale, at fair value:
            Bonds and U.S.Treasury Notes                                            $ 96,723     $ 91,482
            Equity securities                                                          6,402        6,563
                                                                                   ---------   ----------
                  Total securities available for sale                                103,125       98,045

OTHER ASSETS:
       Cash and cash equivalents                                                       7,565        3,972
       Reinsurance recoverable                                                        30,077       27,549
       Goodwill, net                                                                   7,291        6,218
       Premiums and accounts receivable                                                4,802        3,438
       Deferred income taxes                                                           2,482        1,918
       Other assets                                                                    5,660        4,724
                                                                                   ---------   ----------

TOTAL ASSETS                                                                       $ 161,002    $ 145,864
                                                                                   =========   ==========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
       Losses and loss adjustment expenses:
            Losses                                                                  $ 56,802     $ 55,785
            Loss adjustment expenses                                                  27,758       25,349
                                                                                   ---------   ----------
                  Total losses and loss adjustment expenses                           84,560       81,134
       Other liabilities:
            Retrospective premiums accrued under
                  reinsurance treaties                                                 2,408        5,478
            Unearned premiums                                                         17,237       11,472
            Advance premium                                                            4,138          766
            Reinsurance premium payable                                                2,452          804
            Bank debt                                                                  1,662          --
            Other liabilities                                                          4,091        4,761
                                                                                   ---------   ----------
TOTAL LIABILITIES                                                                    116,548      104,415
                                                                                   ---------   ----------
COMMITMENTS AND CONTINGENCIES (Notes 5, 6, and 9)

STOCKHOLDERS' EQUITY:
       Common stock $0.01 par value - 10,000,000 shares authorized;
            as of December 31, 2001, 3,711,427 shares issued and outstanding
            (net of 31,428 treasury shares); as of December 31, 2000, 3,725,355
            shares issued and outstanding (net of 17,500 treasury shares)                 37          37
       Additional paid in capital                                                      9,552       9,455
       Unallocated common stock held by the ESOP                                        (786)       (889)
       Common stock held by the stock award plan                                        (339)       (476)
       Accumulated other comprehensive gain (loss)                                       474        (744)
       Retained earnings                                                              35,776      34,197
       Treasury stock, at cost                                                          (260)       (131)
                                                                                   ---------   ----------
TOTAL STOCKHOLDERS' EQUITY                                                            44,454      41,449
                                                                                   ---------   ----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 161,002   $ 145,864
                                                                                   =========   ==========

See notes to consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
 (IN THOUSANDS, EXCEPT PER SHARE DATA)
---------------------------------------------------------------------------------------------------------------------


                                                                                   2001          2000          1999
REVENUES:
       Net premiums earned                                                       $ 20,603      $ 14,611      $ 14,666
       Net investment income                                                        6,136         6,407         6,089
       Net realized investment losses                                                (278)           (5)          (71)
       Practice management and related income                                       6,156         5,317         4,576
       Other income                                                                   602           470           373
                                                                                 --------      --------      --------

                  Total revenues                                                   33,219        26,800        25,633
                                                                                 --------      --------      --------

EXPENSES:
       Losses and loss adjustment expenses                                         18,858        11,946        12,867
       Underwriting expenses                                                        4,877         3,591         3,010
       Practice management and related expenses                                     6,063         4,970         4,845
       Other expenses                                                               1,245         1,237         1,439
                                                                                 --------      --------      --------

                  Total expenses                                                   31,043        21,744        22,161
                                                                                 --------      --------      --------

INCOME BEFORE INCOME TAXES                                                          2,176         5,056         3,472
                                                                                 --------      --------      --------

INCOME TAX PROVISION                                                                  597         1,561           967
                                                                                 --------      --------      --------

NET INCOME                                                                       $  1,579      $  3,495      $  2,505
                                                                                 ========      ========      ========

OTHER COMPREHENSIVE INCOME GAIN (LOSS), NET OF TAX:
       Unrealized holding gains (losses) on securities                           $  1,567      $  2,119      $ (4,835)
       Reclassification adjustment for (losses) gains included in net income         (349)            3           (47)
                                                                                 --------      --------      --------
OTHER COMPREHENSIVE INCOME GAIN (LOSS)                                              1,218         2,122        (4,882)
                                                                                 --------      --------      --------

COMPREHENSIVE INCOME (LOSS)                                                      $  2,797      $  5,617      $ (2,377)
                                                                                 ========      ========      ========

Net income per common share:
Basic                                                                            $   0.45      $   0.99      $   0.90
                                                                                 ========      ========      ========

Diluted                                                                          $   0.44      $   0.98      $   0.90
                                                                                 ========      ========      ========

See notes to consolidated financial statements.


NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999  (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                        Accumulated
                                      Additional   Unallocated      Stock                  Other                         Total
                               Common   Paid In       ESOP          Award    Treasury  Comprehensive      Retained   Stockholders'
                               Stock    Capital      Shares         Shares    Stock    Income (Loss)      Earnings      Equity
                               -----    -------      ------         ------    -----    -------------      --------      ------
BALANCE, JANUARY 1, 1999     $    22  $   776    $       --  $        --   $    --         $ 2,016     $   28,197     $ 31,011

Net income                                                                                                  2,505        2,505

Other comprehensive loss                                                                    (4,882)                     (4,882)

Issuance of common stock          15     8,647       (1,036)         (518)      --              --             --        7,108

ESOP shares released              --        10           43            --       --              --             --           53
                             -------- --------- ------------ ------------- -------- --------------- -------------- ------------

BALANCE, DECEMBER 31, 1999        37     9,433         (993)         (518)       -          (2,866)        30,702       35,795

Net income                                                                                                  3,495        3,495

Other comprehensive income                                                                   2,122                       2,122

Acquistion of treasury stock                                                  (131)                                       (131)

Shares released                   --        22          104            42       --              --             --          168
                             -------- --------- ------------ ------------- -------- --------------- -------------- ------------

BALANCE, DECEMBER 31, 2000        37     9,455         (889)         (476)    (131)           (744)        34,197       41,449

Net income                                                                                                  1,579        1,579

Other comprehensive income                                                                   1,218                       1,218

Acquistion of treasury stock                                                  (129)                                       (129)

Shares released                   --        97          103           137                                                  337
                             -------- --------- ------------ ------------- -------- --------------- -------------- ------------

BALANCE, DECEMBER 31, 2001   $     37 $   9,552  $     (786) $       (339) $  (260)        $   474     $   35,776     $ 44,454
                             ======== ========= ============ ============= ======== =============== ============== ============

See notes to consolidated financial statements.


NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999 (IN THOUSANDS)
--------------------------------------------------------------------------------------------------------------------------------

                                                                                   2001       2000      1999

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                 $ 1,579    $ 3,495   $ 2,505
       Adjustments to reconcile net income
            to net cash flows from operating activities:
                  Net realized investment losses                                      278          5        71
                  Amortization and depreciation                                       748        656       651
                  Deferred income taxes                                              (914)       287     1,734
                  Stock released for coverage of benefit plans                        337        168        52
                  Changes in assets and liabilities:
                        Reinsurance recoverable                                    (2,528)      (922)   (1,683)
                        Premiums and accounts receivable                           (1,364)    (1,060)   (1,518)
                        Other assets                                                  658     (1,176)      975
                        Losses and loss adjustment expenses                         3,426     (3,148)     (313)
                        Retrospective premiums accrued under
                             reinsurance treaties                                  (3,070)    (1,686)      672
                        Unearned premiums                                           5,765      2,574     2,445
                        Advance premium                                             3,372        151       128
                        Reinsurance premium payable                                 1,649         70       313
                        Other liabilities                                          (1,682)      (248)   (1,683)
                                                                                  -------    -------   -------

                        Net cash flows provided by (used in) operating activities   8,254       (834)    4,349
                                                                                  -------    -------   -------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investments                                                   (24,736)   (10,286)  (72,341)
       Sales, maturities and redemptions of investments                            21,956     10,543    66,129
       Investment in purchased business, net of cash acquired                      (3,014)         -    (5,238)
       Purchases of property and equipment                                           (400)      (727)     (383)
                                                                                  -------    -------   -------

                        Net cash flows used in investing activities                (6,194)      (470)  (11,833)
                                                                                  -------    -------   -------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from the issuance of common stock                                   -          -     6,808
       Payments to acquire treasury stock                                            (129)      (131)        -
       Proceeds from long-term debt                                                 1,971
       Repayment of long-term debt                                                   (309)         -         -
                                                                                  -------    -------   -------

                        Net cash flows provided by (used in) financing activities   1,533       (131)    6,808
                                                                                  -------    -------   -------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             3,593     (1,435)     (676)
                                                                                  -------    -------   -------

CASH AND CASH EQUIVALENTS,
       BEGINNING OF YEAR                                                            3,972      5,407     6,083
                                                                                  -------    -------   -------

CASH AND CASH EQUIVALENTS,
       END OF YEAR                                                                $ 7,565    $ 3,972   $ 5,407
                                                                                  =======    =======   =======

SUPPLEMENTARY INFORMATION:
       Cash paid for income taxes                                                 $ 2,172    $ 1,375   $   100
                                                                                  =======    =======   =======
       Interest paid                                                              $    72    $     -   $   120
                                                                                  ========   =======   =======
See notes to consolidated financial statements.


NCRIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000 AND 1999
----------------------------------------------------

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

            Gross offering proceeds                  $ 10,360
            Less offering expenses                     (1,998)
                                                     --------
                  Net proceeds                          8,362
            Less: ESOP loan                            (1,036)
                  Stock Award Plan loan                  (518)
                                                     --------
            Net proceeds, as adjusted                $  6,808
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


           The Company has issued policies on both an occurrence and a claims-made basis. However, subsequent to June 1, 1986, substantially all policies have been issued on the claims-made basis. Occurrence-basis policies provide coverage to the policyholder for losses incurred during the policy year regardless of when the related claims are reported. Claims-made basis policies provide coverage to the policyholder for covered claims reported during the current policy year provided the related losses were incurred while claims-made basis policies were in effect.

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

           Goodwill - Goodwill arising from the Company's acquisition of the outstanding shares of HealthCare Consulting, Inc., all of the outstanding interests of HCI Ventures, LLC, and all the assets of Employee Benefit Services is amortized on a straight-line basis over 20 years. Goodwill is shown net of accumulated amortization of $909,000 and $525,000 as of December 31, 2001 and 2000, respectively.

           Property and Equipment - Fixed assets are recorded at cost and reported as a component of other assets. Depreciation is recorded using the straight-line method over estimated useful lives ranging from three to five years for computer software and equipment and furniture and fixtures and ten years for leasehold improvements. The balances of fixed assets at December 31, 2001 and 2000 of $1,585,000 and $1,542,000, respectively, are net of accumulated depreciation of $1,835,000 and $1,477,000.

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

           Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the years ended December 31, 2001 and 2000, the Company did not find it necessary to record a provision for impairment of assets.

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

           Revenue Recognition - Premiums revenue is earned pro rata over the terms of the policies. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums. In 2000 and 1999, the Company declared renewal credit dividends to its policyholders, which are payable in the form of a premium credit on the succeeding year's policy premiums. Policyholder renewal credit dividends are accrued as reductions to premium income in the policy year declared.

           Practice management revenue is recognized as services are performed under terms of management and other contracts. Revenue is generally billed in the month following the performance of related services.

           New Accounting Pronouncements and Standards - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, "Business Combinations" ("SFAS 141"), and Statement No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of SFAS 142 on January 1, 2002. NCRIC has not yet completed its analysis of the impact of SFAS 142. However, if SFAS 142 was adopted for the year ended December 31, 2001, the after tax impact on the annual earnings due to the elimination of goodwill amortization would be an increase of approximately $368,000.

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

           The acquisition has been accounted for using the purchase method. Goodwill has been amortized over 20 years on a straight-line basis. With the adoption of SFAS 142 on January 1, 2002, the amortization of goodwill will cease.

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

           The acquired companies achieved the earnings target for 2000, and NCRIC paid the prior owners $1.55 million on March 31, 2001. After analyzing the acquired companies' operations since the acquisition, terms were negotiated and agreed upon for an early payment of the second contingent payment originally scheduled to be paid in 2002. As a result, on June 23, 2001, NCRIC paid $1.46 million, the present value of the remaining payments, to the prior owners. These payments have been added to the balance of goodwill as of December 31, 2001.

           During March 2001, SunTrust Bank loaned NCRIC $1,000,000 at an annual rate equal to LIBOR plus one and three-quarter percent to finance the 2001 contingency payment. During June 2001, NCRIC MSO, Inc. borrowed $1,971,000 from SunTrust Bank to finance these payments. The outstanding debt from the first quarter of 2001 was repaid with a portion of this loan. The term of the loan is 3 years at a floating rate of LIBOR plus two and three-quarter percent. At December 31, 2001, the interest rate was 4.83%. Principal and interest payments are due on a monthly basis.

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

4.       INVESTMENTS

          The following tables show the amortized cost and fair value of investments (in thousands):

                                                          Gross       Gross
                                          Amortized    Unrealized   Unrealized     Fair
                                             Cost         Gains       Losses       Value
         As of December 31, 2001
U.S. Government and agencies              $  4,600      $  161       $    --     $  4,761
Corporate                                   43,739         977        (1,311)      43,405
Tax-exempt obligations                      19,304         634          (134)      19,804
Asset and mortgage-backed
  securities                                28,073         695           (15)      28,753
                                          --------      ------       -------     --------
                                            95,716       2,467        (1,460)      96,723
Equity securities                            6,691         118          (407)       6,402
                                          --------      ------       -------     --------
Total                                     $102,407      $2,585       $(1,867)    $103,125
                                          ========      ======       =======     ========




As of December 31, 2000


U.S. Government and agencies              $ 13,037      $  490       $   (14)     $13,513
Corporate                                   32,301         181        (1,763)      30,719
Tax-exempt obligations                      15,379         631            --       16,010
Asset and mortgage-backed
  securities                                31,335         208          (303)      31,240
                                          --------      ------       -------      -------
Equity                                      92,052       1,510        (2,080)      91,482
securities                                   7,121          45          (603)       6,563
                                          --------      ------       -------      -------
Total                                      $99,173      $1,555       $(2,683)     $98,045
                                           =======      ======       =======      =======


           The amortized cost and fair value of debt securities at December 31, 2001 and 2000 are shown by maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.


                                               December 31, 2001               December 31, 2000
                                           --------------------------    ---------------------------
                                            Amortized      Fair           Amortized         Fair
                                             Cost           Value           Cost            Value
                                                                (in thousands)

Due in one year or less                   $     757        $     778      $    300        $    299
Due after one year through five years        14,645           15,152        19,717          19,771
Due after five years through ten years       22,778           23,486        17,203          17,456
Due after ten years                          29,463           28,554        23,497          22,716
                                          ---------        ---------      --------        --------
                                             67,643           67,970        60,717          60,242
Equity securities                             6,691            6,402         7,121           6,563
Asset and mortgage-backed securities         28,073           28,753        31,335          31,240
                                          ---------        ---------      --------        --------
Total                                     $ 102,407        $ 103,125      $ 99,173        $ 98,045
                                          =========        =========      ========        ========




           Proceeds from bond maturities and redemptions of available for sale investments during the years ended December 31, 2001, 2000, and 1999, were $22.0 million, $10.5 million, and $66.1 million, respectively. Gross gains of $787,000, $16,000, and $260,000, and gross losses of $1,065,000, $21,000, and $331,000, were realized on bond redemptions and available for sale investments during years ended December 31, 2001, 2000, and 1999, respectively.

           For the years ended December 31, 2001, 2000, and 1999 net investment income earned was as follows (in thousands):

                                          2001       2000       1999
                                       -------    -------    -------

U. S Government and agencies           $   470    $   811    $   988
Corporate                                3,144      2,252      1,424
Tax-exempt obligations                     895        727        723
Asset and mortgage-backed securities     1,266      2,167      2,584
Equity securities                          433        360        289
Short term investments                     241        381        412
                                       -------    -------    -------
Total investment income earned           6,449      6,698      6,420
Investment expenses                       (313)      (291)      (331)
                                       -------    -------    -------
Net investment income                  $ 6,136    $ 6,407    $ 6,089
                                       =======    =======    =======


5.         LIABILITIES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

           Liabilities for unpaid losses and loss adjustment expenses represent an estimate of the ultimate net cost of all losses that are unpaid at the balance sheet date and are based on the loss and loss adjustment expense factors inherent in the Company's experience and expectations. Estimation factors used by the Company reflect current case-basis estimates, supplemented by industry statistical data, and give effect to estimates of trends in claim severity and frequency. These estimates are continually reviewed, and adjustments, reflected in current operations are made as deemed necessary.

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

           Activity in the liabilities for losses and loss adjustment expenses is summarized as follows (in thousands):

                                            Year Ended December 31,
                                       -------------------------------

                                          2001        2000       1999
                                       --------    --------    -------
BALANCE, Beginning of year .........   $ 81,134    $ 84,282    $84,595
Less reinsurance recoverable on
  unpaid claims ....................     27,312      25,815     24,546
                                       --------    --------    -------
NET BALANCE ........................     53,822      58,467     60,049
                                       --------    --------    -------
     Incurred related to:
         Current year ..............     23,056      17,829     20,795
         Prior years ...............     (4,198)     (5,883)    (7,928
                                       --------    --------    -------
           Total incurred ..........     18,858      11,946     12,867

     Paid related to:
         Current year ..............      1,599         917        817
         Prior years  ..............     16,145      15,674     13,632
                                       --------    --------    -------
           Total paid ..............     17,744      16,591     14,449
                                       --------    --------    -------

                                         54,936      53,822     58,467
NET BALANCE

     Plus reinsurance recoverable on
      unpaid claims  ...............     29,624      27,312     25,815
BALANCE, End of year................   --------    --------    -------
                                       $ 84,560    $ 81,134    $84,282
                                       ========    ========    =======

           The net reduction in incurred losses related to prior years represents development of net losses incurred in prior years. This development results from the re-estimation and settlement of individual losses not covered by reinsurance, which are generally losses under $500,000. The 2001 change is primarily reflective of the favorable loss development for the 1992, 1996, 1997, and 1998 loss years, partially offset by adverse development in the 1995 loss year; whereas, the 2000 change is primarily reflective of the favorable loss development for the 1994, 1996, 1998 and 1999 loss years, partially offset by adverse development in the 1995 loss year. The 1999 change is primarily reflective of the favorable loss development for the 1992 through 1996 loss years. The reduced level of favorable development in 2001 compared to 2000 reflects the increase in severity, which reflects the growing size of plaintiff verdicts and settlements.

6. REINSURANCE AGREEMENTS

           The Company has reinsurance agreements that allow the Company to write policies with higher coverage limits than it is individually capable or desirous of retaining by reinsuring the amount in excess of its retention. The Company has both excess of loss treaties and quota share treaties.

           The Company is contingently liable in the event the reinsurers are unable to meet their obligations under these contracts. There were unused letters of credit executed by reinsurers in favor of the Company of $128,000 and $149,000 at December 31, 2001 and 2000,
           respectively. Such letters of credit are issued as security against ceded losses recoverable in the future.

           The effect of reinsurance on premiums written and earned for the years ended are as follows (in thousands):

                                                              December 31,
                        ---------------------------------------------------------------------------------------
                                   2001                           2000                              1999
                        ----------------------------  ------------------------------  -------------------------
                        Written           Earned          Written          Earned         Written      Earned
Direct                  $ 34,459        $ 28,192        $  22,727        $ 19,965        $ 21,353     $ 18,832
Ceded
    Current year        (12,238)         (8,992)          (7,746)         (5,982)         (7,545)      (6,395)
    Prior year            1,696            1,696            1,872           1,872           3,418        3,418
                         -------          ------           ------          ------          ------       ------
Total ceded             (10,542)         (7,296)          (5,874)         (4,110)         (4,127)      (2,977)
                         -------          ------           ------          ------          ------       ------

Net                     $ 23,917        $ 20,896         $ 16,853        $ 15,855        $ 17,226     $ 15,855
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

           The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):


                                         As of December 31,
                                         ------------------
                                          2001        2000
                                          ----        ----
Deferred tax assets:
    Unearned premiums ..............   $   903      $   825
    Discounted loss reserves .......     2,709        2,755
    Fair valuation of investments ..        --          383
    Depreciation and amortization ..        71            7
    Capital loss carryforwards .....       107           13
    Allowance for doubtful accounts        165           81
    Other ..........................       156          148
                                        ------       ------
                                         4,111        4,212
Deferred tax liabilities:
   Change in tax accounting method .    (1,084)      (2,208)
   Fair valuation of investments ...      (244)          --
   Deferred policy acquisition costs      (289)         (86)
   Other ...........................       (12)          --
                                        ------       ------
                                        (1,629)      (2,294)

Net deferred tax assets ............   $ 2,482      $ 1,918
                                       =======      =======

           The capital losses can be carried forward for five years. Management expects to utilize the current capital loss carryforwards within that period.

          The income tax provision consists of the following:

              For the Year Ended December 31,
            ----------------------------------

                 2001       2000       1999
                 ----       ----       ----
Federal:
   Current     $1,734    $1,220    $ (810)
   Deferred    (1,206)      298     1,742
                -----     -----     -----
                  528     1,518       932
                -----     -----     -----
State:
   Current         83        53        43
   Deferred       (14)      (10)       (8)
                -----     -----     -----
                   69        43        35
                -----     -----     -----
               $  597    $1,561    $  967
                =====     =====     =====


           Federal income tax expense differs from that calculated using the established corporate rate primarily due to nontaxable investment income, as follows (in thousands):

                                                    For the Year Ended December 31,
                        -----------------------------------------------------------------------------------------
                                    2000                          1999                            2001
                        ----------------------------  ----------------------------  -----------------------------
                         Amount  % of Pretax Income     Amount % of Pretax Income      Amount  % of Pretax Income
Federal income tax
 at statutory rates      $ 740           34%          $ 1,719           34%          $ 1,180           34%
Tax-exempt income         (259)         (12)             (209)          (4)             (250)          (7)
Dividends received         (88)          (4)              (73)          (1)              (59)          (2)
Goodwill                   115            5                74            1                74            2
Other                       89            4                50            1                22            1
                         -----          ----          -------          ----          --------          ----

Income tax at
    effective rates      $ 597           27%          $ 1,561           31%          $   967           28%
                         =====          ====          =======          ====          =======          ====





8.       EARNINGS PER SHARE

           The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                     For the Year Ended December 31,
                                                     -------------------------------
                                                         2001     2000     1999
                                                       ------   ------   ------
Net income                                             $1,579   $3,495   $2,505
                                                       ======   ======   ======

Weighted average common shares outstanding - basic      3,529    3,526    2,777
Dilutive effect of stock options                           86       33        6
                                                       ------   ------   ------
Weighted average common shares outstanding - diluted    3,615    3,559    2,783
                                                       ------   ------   ------
Net income per common share:

Basic                                                  $ 0.45   $ 0.99   $ 0.90
                                                       ======   ======   ======
Diluted                                                $ 0.44   $ 0.98   $ 0.90
                                                       ======   ======   ======

           Earnings per share is calculated by dividing the net income by the weighted average shares outstanding for the period. The calculation of weighted average shares outstanding includes 2,220,000 shares for the period from January 1, 1999 through July 28, 1999 and the total of 3,520,855 outstanding shares, as described in Note 3 above, plus shares released for the ESOP, as described in Note 10, for the period from July 29, 1999 through December 31, 1999. Had the calculation been made using 3,520,855 as the weighted- average outstanding shares for both periods, that is as if the stock offered in the initial public offering had been outstanding on January 1, 1999, basic earnings per share would have been $0.71 for the year ended December 31, 1999.

9.       COMMITMENTS

           NCRIC entered into an operating lease for office space located in Washington, D.C., effective on April 15, 1998. The lease terms are for 10 years with a monthly base rent of $35,000 and a 2.0% annual escalator. The Company also maintains office space in Lynchburg, Richmond, and Fredericksburg, Virginia as well as in Greensboro, North Carolina.

           As of December 31, 2001, the future minimum annual commitments under noncancellable leases are as follows (in thousands):


                  2002          $     629,000
                  2003                505,000
                  2004                498,000
                  2005                507,000
                  2006                518,000
                  Thereafter          705,000
                                 ------------

                  Total          $  3,362,000
                                 ============

           Rent expense during the years ended December 31, 2001, 2000, and 1999 was $662,000, $678,000, and $676,000, respectively.

           On December 22, 1997, NCRIC entered into a line-of-credit agreement with a bank for $2,500,000. This line of credit is unsecured and renewable. As of December 31, 2001, NCRIC had not drawn on this facility.

           NCRIC has established two letters of credit to secure specified amounts of appellate bonds for cases, which are in the District of Columbia appellate process. As of December 31, 2001, these letters of credit totaled $1.5 million.

           The Company and its subsidiaries have entered into six employment agreements with certain key employees. These agreements include covenants not to compete and provide for aggregate annual compensation of $1.1 million. Another agreement provides an employee with severance based on his final 12 month's compensation. The Company's estimated obligation for such severance of $90,000 is reflected as an other liability as of December 31, 2001 and 2000.

           Under terms of the purchase agreement between NCRIC and the previous owners of HealthCare Consulting, Inc., HCI Ventures, LLC, and Employee Benefits Services, Inc., additional purchase payments totaling $3.1 million could be paid in cash if the acquired companies achieve earnings targets in 2000, 2001, and 2002. During 2000, the earnings target was met and NCRIC paid the prior owners $1.55 million on March 31, 2001. After analyzing the acquired companies' operations since the acquisition, terms were negotiated and agreed upon for an early payment of the second contingent payment originally scheduled to be paid in 2002. As a result, on June 23, 2001, NCRIC paid $1.46 million, the present value of the remaining payments, to the prior owners. During June 2001, NCRIC MSO, Inc. borrowed $1,971,000 from SunTrust Bank to finance these payments. The outstanding debt from the first quarter of 2001 was repaid with a portion of this loan. The term of the loan is 3 years at a floating rate of LIBOR plus two and three-quarter percent. At December 31, 2001, the interest rate was 4.83%. Principal and interest payments are due on a monthly basis.

10.      BENEFIT PLANS

           Defined Contribution Plans - NCRIC sponsors a defined contribution 401(k) profit-sharing plan. Employees who are 21 years or older and have completed 90 days of service are eligible for participation in the plan. Employees may elect to contribute up to 15% of total compensation, and all contributions are 100% vested. NCRIC is not required to make matching contributions to the plan, but may make discretionary contributions. Total contributions to the plan by NCRIC for the years ended December 31, 2001, 2000, and 1999, were $145,000, $177,000, and $171,000.

           NCRIC MSO sponsors two plans for its employees. The first plan is a defined contribution money purchase plan in which employees who are 21 years or older and have two years of service are eligible to participate. Under the plan, NCRIC MSO contributes 3% of each participant's total annual compensation. All contributions are 100% vested. The contributions from NCRIC MSO for the years ended December 31, 2001, 2000, and 1999 were $67,000, $57,000, and $97,000.

           The second plan is a defined contribution 401(k) profit-sharing plan. Employees who are 21 years or older and have one year of service are eligible for participation in the plan. Employees may elect to contribute up to 15% of total compensation. All contributions are 100% vested. NCRIC MSO is not required to make matching contributions to the plan, but may make discretionary contributions. Total contributions to the plan by NCRIC MSO for year ended December 31, 2000 were $76,000. No contribution was made for the year ended December 31, 2001.

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

           The exercise price per share for the 74,000 options outstanding at December 31, 2001 is $7.00. The weighted average remaining contractual life of those options is 7.6 years, 8.6 years, and 9.6 years at December 31, 2001, 2000, and 1999, respectively. There was no change in the number of options outstanding or the exercise price since December 31, 1999.

           The Company's pro forma information using the Black-Scholes valuation model follows:

                                               2001        2000        1999
                                               ----        ----        ----
Pro forma net income (in thousands)           $1,515      $3,431     $2,479
Pro forma earnings per share - Basic          $ 0.43      $ 0.97     $ 0.89
                             - Diluted        $ 0.42      $ 0.96     $ 0.89

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

           Employee Stock Ownership Plan - NCRIC Group has an ESOP for employees who have attained age 21 and completed one year of service. As part of the stock offering, the ESOP borrowed $1.0 million from NCRIC Group to purchase 148,000 shares, which are held in a trust account for allocation among participants as the loan is repaid. For shares allocated to the accounts of the ESOP participants as the result of payments made to reduce the ESOP loan, the compensation charge is based upon the average fair value of the shares over the service period. Scheduled loan repayments on December 31, 2001, 2000, and 1999 have been made. During the years ended December 31, 2001, 2000, and 1999 contributions were made to the plan of $162,800, $120,000 and $53,000, respectively. During 2001 and 2000, 14,800 shares were allocated to the plan. In 1999, 6,167 shares were allocated.

           Stock Award Plan - NCRIC Group has a stock award plan under which directors, officers and employees of Mutual Holding Company and its subsidiaries would be awarded common stock. As a part of the stock offering, the stock award plan borrowed $518,000 from NCRIC Group to purchase 74,000 shares, which are held in a trust account for allocation among participants. Scheduled loan repayments on December 31, 2001, 2000, and 1999 have been made. On September 10, 2000, NCRIC Group granted 74,000 shares of common stock to directors and officers under its stock award plan. The compensation expense is measured at the fair value of the stock on the grant date, $7.875 per share, over the vesting period. For the years ended December 31, 2001 and 2000, the expense was $153,800 and $47,200, respectively.

11.      STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

           The effects on these GAAP financial statements of the differences between the statutory basis of accounting prescribed or permitted by the District of Columbia Department of Insurance and Securities Regulation (DISR) and GAAP are summarized below (in thousands):


                                               December 31,
                                     -------------------------------
                                       2001       2000        1999
                                     --------   -------     --------
POLICYHOLDERS' SURPLUS -
    STATUTORY BASIS                  $32,759    $29,764     $29,212
    Fair valuation of investments        474       (744)     (2,866)
    Deferred taxes                     2,726      1,535       1,821
    Group stock issuance               7,353      7,145       7,108
    Nonadmitted assets and other       1,142      3,749         520
                                     -------    -------     -------

STOCKHOLDERS' EQUITY - GAAP BASIS    $44,454    $41,449     $35,795
                                     =======    =======     =======

NET INCOME - STATUTORY BASIS         $   593    $ 4,409     $ 5,528
    Deferred taxes                     1,220       (287)     (1,734)
    GAAP consolidation                  (234)      (627)     (1,289)
                                     -------    -------     -------

NET INCOME - GAAP BASIS              $ 1,579    $ 3,495     $ 2,505
                                     =======    =======     =======



           As of December 31, 2001, 2000, and 1999, statutory capital and surplus for NCRIC was sufficient to satisfy regulatory requirements. Each insurance company is restricted under the applicable Insurance Code as to the amount of dividends it may pay without regulatory consent.

           During 1999, NCRIC received permission from DISR to include as admitted assets its investments in asset-backed securities, which are not specifically authorized as permitted investments under D.C. regulations as the total investment exceeds five percent of total admitted assets.

           In March 1998, the National Association of Insurance Commissioners adopted the Codification of Statutory Accounting Principles (Codification). The Codification, which is intended to standardize regulatory accounting and reporting for the insurance industry, was effective January 1, 2001. The effect on NCRIC's statutory surplus on January 1, 2001 was an increase of $1.6 million. This increase is primarily due to the effect of the recognition of deferred taxes and the removal of the excess of statutory reserves over statement reserves penalty, partially offset by charges to surplus for overdue premium receivables.

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

           The Company's reportable segments are strategic business units that offer different products and services and therefore are managed separately.

           Selected financial data is presented below for each business segment for the year ended December 31 (in thousands):


                                            2001        2000           1999
                                        ---------    ---------     ---------
Insurance

Revenues from external customers        $  21,118    $  14,990     $  15,020
Net investment income                       6,087        6,317         6,137
Depreciation and amortization                 193          208           226
Segment profit before taxes                 2,834        5,394         4,880
Segment assets                            152,130      137,618       134,482
Segment liabilities                       114,424      102,542       104,647
Expenditures for segment assets               153          677           252


Practice Management Services


Revenues from external customers        $   6,239    $   5,396     $   4,603
Net investment income                          55           84            53
Depreciation and amortization                 555          448           425
Segment profit(loss) before taxes             205          456         (759)
Segment assets                              9,188        8,114         6,613
Segment liabilities                         3,762        2,541         1,294
Expenditures for segment assets               247           50           131

Total

Revenues from external customers        $  27,357    $  20,386     $  19,623
Net investment income                       6,142        6,401         6,190
Depreciation and amortization                 748          656           651
Segment profit before taxes                 3,039        5,850         4,121
Segment assets                            161,318      145,732       141,095
Segment liabilities                       118,186      105,083       105,941
Expenditures for segment assets               400          727           383

          The following are reconciliations of reportable segment revenues, net investment income, assets, liabilities, and profit to the Company's consolidated totals (in thousands):

                                                      2001        2000        1999
                                                   --------    --------    --------
Revenues:
 Total revenues for reportable segments            $ 27,357    $ 20,386    $ 19,623
 Other income                                            12          23          --
 Elimination of intersegment revenues                    (8)        (11)         (8)
                                                   --------    --------    --------
 Consolidated total                                $ 27,361    $ 20,398    $ 19,615
                                                   --------    --------    --------

Net Investment Income:
 Total investment income for reportable segments   $  6,142    $  6,401    $  6,190
 Elimination of intersegment income                      (6)         --        (141)
 Other unallocated amounts                               --           6          40
                                                   --------    --------    --------
 Consolidated total                                $  6,136    $  6,407    $  6,089
                                                   ========    ========    ========


Assets:
 Total assets for reportable segments             $ 161,318   $ 145,732    $ 141,095
 Elimination of intersegment receivables             (1,675)       (740)        (840)
 Elimination of affiliate receivables                 1,139         487         (282)
 Other unallocated amounts                              220         385          974
                                                  ---------   ---------    ---------
 Consolidated total                               $ 161,002   $ 145,864    $ 140,947
                                                  =========   =========    =========

Liabilities:
Total liabilities for reportable segments         $ 118,186   $ 105,083    $ 105,941
Elimination of intersegment payables                 (1,675)       (740)        (840)
Other liabilities                                        37          72           51
                                                  ---------   ---------    ---------
Consolidated total                                $ 116,548   $ 104,415    $ 105,152
                                                  =========   =========    =========

Profit before taxes:
 Total profit for reportable segments              $ 3,039      $ 5,850      $ 4,121
 Other unallocated amounts                            (863)        (794)        (649)
                                                   -------      -------      -------
 Consolidated total                                $ 2,176      $ 5,056      $ 3,472
                                                   =======      =======      =======

13.      TRANSACTIONS WITH AFFILIATES

           NCRIC MSO rents an office building for one of its divisions from a partnership whose partners are HealthCare Consulting senior executives. For this property, NCRIC MSO paid approximately $62,000 in rent for the years ended December 31, 2001, 2000 and 1999.


           During 2001, 2000, and 1999, members of the Company's Board of Directors paid NCRIC MSO approximately $183,000, $157,000 and $150,000, respectively, for practice management related services.

14.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

           The following is a summary of unaudited quarterly results of operations for 2001, 2000 and 1999:

Year Ended December 31, 2001
                                            FIRST    SECOND   THIRD    FOURTH
                                           ------  --------  -------  --------

Premiums earned and other revenues         $6,494   $6,397   $6,909   $ 7,561
Net investment income                       1,558    1,538    1,521     1,519
Realized investment gains (losses)             95        2       97      (472)
Net income (loss)                             930      315      646      (312)

Basic earnings per share of common
stock                                      $ 0.26   $ 0.09   $ 0.18   ($ 0.09)
Diluted earnings per share of
common stock                               $ 0.26   $ 0.09   $ 0.18   ($ 0.09)


Year Ended December 31, 2000
                                            FIRST   SECOND    THIRD    FOURTH
                                           ------  --------  -------  --------

Premiums earned and other revenues         $5,106   $5,094   $5,224   $ 4,974
Net investment income                       1,594    1,588    1,632     1,593
Realized investment gains (losses)             --       --       --        (5)
Net income                                    878      851      842       924

Basic earnings per share of
 common stock                              $ 0.25   $ 0.24   $ 0.24   $  0.26
Diluted earnings per share of
 common stock                              $ 0.25   $ 0.24   $ 0.24   $  0.26



Year Ended December 31, 1999
                                            FIRST   SECOND    THIRD    FOURTH
                                           ------  --------  -------  --------
Premiums earned and other revenues         $4,939   $ 4,140    $4,641   $5,895
Net investment income                       1,418     1,496     1,567    1,608
Realized investment gains (losses)             52      (199)       45       31
Net Income                                    299       581       775      850

Basic earnings per share of
 common stock                              $ 0.14   $  0.27    $ 0.25   $ 0.24
Diluted earnings per share of
  common stock                             $ 0.14   $  0.27    $ 0.25   $ 0.24

NCRIC GROUP, INC. AND SUBSIDIARIES                                    SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2001 (IN THOUSANDS)
----------------------------------------------------------------------------------------

                                                                             AMOUNT AT
                                                                            WHICH SHOWN IN
TYPE OF INVESTMENT                                        COST (1)   VALUE  BALANCE SHEET
Fixed Maturities:
United States Government and government
   agencies and authorities                             $ 4,600     $ 4,761     $ 4,761
States, municipalities, and political subdivisions       19,304      19,804      19,804
All other corporate bonds                                43,739      43,405      43,405
Asset and mortgage-backed securities                     28,073      28,753      28,753
Redeemable preferred stocks                               5,691       5,344       5,344
                                                      ----------  ----------  ----------
     Total fixed maturities                             101,407     102,067     102,067

Equity securities:
Industrial, miscellaneous, and all other                     --          --          --
Nonredeemable preferred stocks                            1,000       1,058       1,058
                                                      ----------  ----------  ----------
     Total equity securities                              1,000       1,058       1,058

     Total investments                                $ 102,407   $ 103,125   $ 103,125
                                                      ==========  ==========  ==========

(1) Original cost of equity securities, and, as to fixed maturities, original costs reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

NCRIC GROUP, INC. AND SUBSIDIARIES (PARENT ONLY)                    SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEET
AS OF DECEMBER 31, 2001 AND 2000 (IN THOUSANDS)
-------------------------------------------------------------------------
                                                    2001         2000

ASSETS

INVESTMENTS:
          Investments in subsidiaries*            $ 42,248     $ 39,767
          Bonds                                          -            -
                                                  --------     --------
              Total investments                     42,248       39,767

OTHER ASSETS:
      Cash and cash equivalents                         25          106
      Receivables                                      133          197
      Property and equipment, net                      904          882
      Due from subsidiaries*                         1,162          487
      Other assets                                      18           81
                                                  --------     --------

TOTAL ASSETS                                      $ 44,490     $ 41,520
                                                  ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Due to subsidiaries*                             $ -          $ -
      Other liabilities                                 36           71
                                                  --------     --------

TOTAL LIABILITIES                                       36           71
                                                  --------     --------

STOCKHOLDERS' EQUITY:
      Common stock                                      37           37
      Other stockholders' equity,
           including unrealized gains
           or losses on securities of subsidiaries  44,417       41,412
                                                  --------     --------

TOTAL STOCKHOLDERS' EQUITY                          44,454       41,449
                                                  --------     --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY        $ 44,490     $ 41,520
                                                  ========     ========

* Eliminated in consolidation.
See notes to condensed financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES (PARENT ONLY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 (IN THOUSANDS)
-----------------------------------------------------------------

                                                   2001      2000
REVENUES:
      Net investment income                      $   --    $    7
      Dividends from subsidiaries*                1,500     1,500
      Other income                                   12        22
                                                -------   -------

              Total revenues                      1,512     1,529
                                                -------   -------

EXPENSES:
      Other operating expenses                      875       824
                                                -------   -------

              Total expenses                        875       824
                                                -------   -------

INCOME BEFORE EQUITY IN UNDISTRIBUTED
      EARNINGS OF SUBSIDIARIES                      637       705

Equity in undistributed earnings of subsidiaries    942     2,790
                                                -------   -------

NET INCOME                                      $ 1,579   $ 3,495
                                                ========  =======

* Eliminated in consolidation.
See notes to condensed financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES (PARENT ONLY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000 (IN THOUSANDS)
------------------------------------------------------------------------------


                                                                 2001     2000

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                              $ 1,579  $ 3,495
      Adjustments to reconcile net income
          to net cash flows from operating activities:
      Equity in undistributed earnings of subsidiaries           (942)  (2,790)
      Amortization and depreciation                                51       70
      Stock released for coverage of benefit plans                337      168
      Other changes in assets and liabilities:                   (604)    (846)
                                                              -------  -------

                    Net cash flows from operating activities      421       97
                                                              -------  -------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Sales, maturities and redemptions of investments             --      743
      Investment in purchased business                           (300)      --
      Purchases of property and equipment                         (73)    (604)
                                                              -------  -------

                    Net cash flows from investing activities     (373)     139
                                                              -------  -------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from the issuance of common stock               --       --
      Payments to acquire treasury stock                         (129)    (131)
                                                              -------  -------

                    Net cash flows from financing activities     (129)    (131)

NET CHANGE IN CASH AND CASH EQUIVALENTS                            81      105
                                                              -------  -------

CASH AND CASH EQUIVALENTS,
      BEGINNING OF YEAR                                           106        1
                                                              -------  -------

CASH AND CASH EQUIVALENTS,
      END OF YEAR                                             $    25  $   106
                                                              =======  =======

SUPPLEMENTARY INFORMATION:
      Interest paid                                           $    --  $    --
                                                              =======  =======

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
NCRIC GROUP, INC. AND SUBSIDIARIES (PARENT ONLY)
FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000


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

II.  BASIS OF PRESENTATION

In Group's financial statements investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of reorganization plus unrealized gains and losses of subsidiaries' investments.

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

VII. ACCOUNTING CHANGES

For information concerning new accounting standards adopted in 2001 and 2000, see Note 1 of the Notes to the Consolidated Financial Statements.

NCRIC GROUP, INC. AND SUBSIDIARIES                                  SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
DECEMBER 31, 2001, 2000, AND 1999 (IN THOUSANDS)
-------------------------------------------------


                  DEFERRED     FUTURE POLICY               OTHER POLICY
                   POLICY     BENEFITS, LOSSES,            CLAIMS AND
                 ACQUISITION   CLAIMS, AND       UNEARNED   BENEFITS    PREMIUM
SEGMENT            COSTS       LOSS EXPENSES      PREMIUMS   PAYABLE     REVENUE
Insurance:         -----       -------------      --------   -------     -------
2001               $ 851           $ 84,560     $ 17,237      $ --    $ 20,603

2000               $ 252           $ 81,134     $ 11,472      $ --    $ 14,611

1999               $ 136           $ 84,282     $  8,898      $ --    $ 14,666



                                            AMORTIZATION
                                BENEFITS,    OF DEFERRED
                    NET        LOSSES AND     POLICY         OTHER
                INVESTMENT       LOSS      ACQUISITION    OPERATING   PREMIUMS
SEGMENT           INCOME        EXPENSES       COSTS        EXPENSES    WRITTEN
Insurance:        ------        --------       -----        --------    -------
2001              $ 6,136      $ 18,858     $ 1,337        $ 3,705    $ 34,459

2000              $ 6,407      $ 11,946     $   645        $ 3,310    $ 22,727

1999              $ 6,089      $ 12,867     $   386        $ 2,945    $ 21,353

NCRIC GROUP, INC. AND SUBSIDIARIES                          SCHEDULE IV
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(IN THOUSANDS)
------------------------------------------------------------------------



                                   CEDED       ASSUMED              PERCENTAGE
PROPERTY AND           GROSS     TO OTHER    FROM OTHER     NET     OF ASSUMED
LIABILITY INSURANCE    AMOUNT    COMPANIES    COMPANIES    AMOUNT     TO NET
                       ------    ---------    ---------    ------     ------
2001                  $ 28,192    $ (7,296)     $ -      $ 20,896       0%

2000                  $ 19,965    $ (4,110)     $ -      $ 15,855       0%

1999                  $ 18,832    $ (2,977)     $ -      $ 15,855       0%

NCRIC GROUP, INC. AND SUBSIDIARIES                                   SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2001 AND 2000 (IN THOUSANDS)
----------------------------------------------------------------------------

                          BALANCE AT    CHARGED TO                BALANCE
                          BEGINNING      COSTS AND                AT END
       DESCRIPTION         OF YEAR       EXPENSES    DEDUCTIONS   OF YEAR
2001                       -------       --------    ----------   -------
Allowance for Doubtful
   Accounts                 $ 350         $ 415       $ (203)     $ 562

2000
Allowance for Doubtful
   Accounts                 $ 137         $ 238       $    -      $ 350

NCRIC GROUP, INC. AND SUBSIDIARIES                                  SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE COMPANIES
FOR THE YEARS ENDED DECEMBER 31, 2001, 2000, AND 1999
(IN THOUSANDS)
--------------------------------------------------------------------------------

             DEFERRED       RESERVE FOR
              POLICY       UNPAID CLAIMS                     NET          NET
           ACQUISITION       AND CLAIM         UNEARNED    PREMIUMS   INVESTMENT
              COSTS     ADJUSTMENT EXPENSES    PREMIUMS     EARNED      INCOME
              -----     -------------------    --------     ------      ------

2001          $ 851          $ 84,560         $ 17,237   $ 20,603       $ 6,136

2000          $ 252          $ 81,134         $ 11,472   $ 14,611       $ 6,407

1999          $ 136          $ 84,282         $  8,898   $ 14,666       $ 6,089




                                        AMORTIZATION
                 LOSS AND LOSS          OF DEFERRED    PAID LOSS
              ADJUSTMENT EXPENSES          POLICY       AND LOSS
                RELATED TO : (1)        ACQUISITION    ADJUSTMENT   PREMIUMS
           CURRENT YEAR    PRIOR YEAR      COSTS      EXPENSES (1)  WRITTEN
           ------------    ----------      -----      ------------  -------
2001
              $ 23,056     $ (4,198)       $ 1,337     $ 17,744   $ 34,459
2000
              $ 17,829     $ (5,883)       $   645     $ 16,591   $ 22,727
1999
              $ 20,795     $ (7,928)       $   386     $ 14,449   $ 21,353


(1) Loss and loss adjustment expenses shown net of reinsurance


Item 9.  Changes  in  and  Disagreements  with  Accountants  on  Accounting  and
-------  -----------------------------------------------------------------------
         Financial Disclosure
         --------------------

         Not applicable.

PART III

Item 10. Directors and Officers of the Registrant
-------  ----------------------------------------

          Information  included in NCRIC Group,  Inc.'s Proxy  Statement for its
          2002  Annual  Meeting  of  Shareholders  is  incorporated   herein  by
          reference.


Item 11. Executive Compensation
-------  ------------------------

          Information  included in NCRIC Group,  Inc.'s Proxy  Statement for its
          2002  Annual  Meeting  of  Shareholders  is  incorporated   herein  by
          reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management
-------  --------------------------------------------------------------

          Information  included in NCRIC Group,  Inc.'s Proxy  Statement for its
          2002  Annual  Meeting  of  Shareholders  is  incorporated   herein  by
          reference.

Item 13. Certain Relationships and Related Transactions
-------  ----------------------------------------------

          Information  included in NCRIC Group,  Inc.'s Proxy  Statement for its
          2002  Annual  Meeting  of  Shareholders  is  incorporated   herein  by
          reference.

Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K
-------  ---------------------------------------------------------------

(a) 1. Financial Statements. The following consolidated financial statements of NCRIC Group, Inc. and subsidiaries are included herein in accordance with
     Item 8 of Part II of this report.

      Independent Auditors' Report
      Consolidated Balance Sheets as of December 31, 2001 and 2000 Consolidated Statements of Operations for the Years Ended
       December 31, 2001, 2000, and 1999
      Consolidated Statements of Stockholders' Equity for the Years Ended
       December 31, 2001, 2000, and 1999
      Consolidated Statements of Cash Flows for the Years Ended
       December 31, 2001, 2000, and 1999
      Notes to Consolidated Financial Statements for the Years Ended
       December 31, 2001, 2000, and 1999


PAGE>


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

3.   Exhibits. The following exhibits are filed as part of this report.

(a)        10.9  Employment Agreement between NCRIC Group, Inc. and Stephen
                 S. Fargis*
           10.17 Employment Agreement between NCRIC Group, Inc., NCRIC Inc., and R. Ray Pate, Jr.
           10.18 Employment Agreement between NCRIC Group, Inc, NCRIC, Inc. and Rebecca B. Crunk
           10.19 Employment Agreement between NCRIC MSO, Inc. and L.E. Shepherd, Jr.
           10.20 Employment Agreement between NCRIC MSO, Inc. and William A. Hunter, Jr.
           10.21 Employment  Agreement  between  NCRIC MSO, Inc. and Barry S.
                 Pillow

           10.22  Termination Agreement and Release between NCRIC
                  Group, Inc., NCRIC MSO, Inc., HCI Ventures, LLC, and L.E. Shepherd Jr., William A. Hunter, Jr. and Barry S. Pillow.

           23.2   Consent of Deloitte & Touche LLP

(b)  Reports on Form 8-K

               None

               * Incorporated herein by reference into this document from the Exhibits to Form 10-K filed on March 23, 2001.

SIGNATURES
----------

Pursuant to the requirements of Section 13 or 15 (d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NCRIC GROUP, INC.


Date:    March 22, 2002                     By:  /s/ R. Ray Pate, Jr.
                                                -------------------------
                                                 R. Ray Pate, Jr.
                                                 President, Chief Executive
                                                 Officer and Director

     Pursuant to the requirements of the Securities Exchange of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature                          Title                                   Date


/s/ Nelson P. Trujillo, M.D.       Chair of the Board of Directors     March 22, 2002
----------------------------
Nelson P. Trujillo, M.D.

/s/ R. Ray Pate, Jr.               President, Chief Executive Officer  March 22, 2002
----------------------------       and Director (Principal Executive
R. Ray Pate, Jr.                   Officer)


/s/ Rebecca B. Crunk               Senior Vice President and Chief     March 22, 2002
----------------------------       Financial Officer (Principal
Rebecca B. Crunk                   Financial and Accounting Officer)


/s/ Vincent C. Burke, III           Director                           March 22, 2002
----------------------------
Vincent C. Burke, III

/s/ Pamela W. Coleman, M.D.         Director                           March 22, 2002
----------------------------
Pamela W. Coleman, M.D.


/s/ Martin  W. Dukes, Jr., M.D.     Director                           March 22, 2002
----------------------------
Martin W. Dukes, M.D.

/s/ Leonard M. Glassman, M.D.       Director                           March 22, 2002
----------------------------
Leonard M. Glassman, M.D.



/s/ Luther W. Gray, Jr., M.D.       Director                           March 22, 2002
----------------------------
Luther W. Gray, Jr., M.D.

/s/ Prudence P. Kline, M.D          Director                           March 22, 2002
----------------------------
Prudence P. Kline, M.D.

/s/ Edward G. Koch, M.D.            Director                           March 22, 2002
----------------------------
Edward G. Koch, M.D.

/s/ J. Paul McNamara                Director                           March 22, 2002
----------------------------
J. Paul McNamara

/s/ Leonard M. Parver, M.D.         Director                           March 22, 2002
----------------------------
Leonard M. Parver, M.D.

/s/ Raymond Scalettar, M.D.         Director                           March 22, 2002
----------------------------
Raymond Scalettar, M.D.

/s/ David M. Seitzman, M.D.         Director                           March 22, 2002
----------------------------
David M. Seitzman, M.D.

/s/ Robert L. Simmons, M.D.         Director                           March 22, 2002
----------------------------
Robert L. Simmons, M.D.
