Form 10-Q
period 2002-03-31
NCRIC GROUP INC
filed 2002-05-15
CIK 1075343

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2002
                         Commission File Number: 0-25505


[GRAPHIC OMITTED][GRAPHIC OMITTED]


                                NCRIC Group, Inc.

     District of Columbia                                         52-2134774
--------------------------------                             -------------------
(State or other jurisdiction of                              (I.R.S. Employer
  incorporation or organization)                             Identification No.)

                  1115 30th Street, NW, Washington, D.C. 20007
               (Address of principal executive offices) (Zip Code)

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

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 1, 2002, there were 3,711,427 shares of NCRIC Group, Inc. common stock outstanding.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements



NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
------------------------------------------------------------------------------------------------------------------


                                                                              March 31, 2002     December 31, 2001
ASSETS                                                                        --------------     -----------------
                                                                                (unaudited)

INVESTMENTS:
       Securities available for sale, at fair value:
            Bonds and U.S.Treasury Notes                                         $  96,556           $  96,723
            Equity securities                                                        6,357               6,402
                                                                                 ---------           ---------
                 Total securities available for sale                               102,913             103,125

OTHER ASSETS:
       Cash and cash equivalents                                                     8,451               7,565
       Reinsurance recoverable                                                      31,460              30,077
       Goodwill, net                                                                 7,291               7,291
       Premiums and accounts receivable                                             14,474               4,802
       Deferred income taxes                                                         3,970               2,482
       Other assets                                                                  5,392               5,660
                                                                                 ---------           ---------

TOTAL ASSETS                                                                     $ 173,951           $ 161,002
                                                                                 =========           =========


LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
       Losses and loss adjustment expenses:
            Losses                                                               $  59,555           $  56,802
            Loss adjustment expenses                                                28,937              27,758
                                                                                 ---------           ---------
                 Total losses and loss adjustment expenses                          88,492              84,560
       Other liabilities:
            Retrospective premiums accrued under
                 reinsurance treaties                                                2,258               2,408
            Unearned premiums                                                       30,612              17,237
            Advance premium                                                            666               4,138
            Reinsurance premium payable                                              1,259               2,452
            Bank debt                                                                1,499               1,662
            Other liabilities                                                        5,252               4,091
                                                                                 ---------           ---------
TOTAL LIABILITIES                                                                  130,038             116,548
                                                                                 ---------           ---------



STOCKHOLDERS' EQUITY:
       Common stock $0.01 par value - 10,000,000 shares authorized;
            3,711,427 shares issued and outstanding (net of 31,428 treasury
            shares)                                                                     37                  37
       Additional paid in capital                                                    9,578               9,552
       Unallocated common stock held by the ESOP                                      (760)               (786)
       Common stock held by the stock award plan                                      (305)               (339)
       Accumulated other comprehensive (loss) gain                                    (687)                474
       Retained earnings                                                            36,310              35,776
       Treasury stock, at cost                                                        (260)               (260)
                                                                                 ---------           ---------

TOTAL STOCKHOLDERS' EQUITY                                                          43,913              44,454
                                                                                 ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 173,951           $ 161,002
                                                                                 =========           =========



See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                    Three Months Ended March 31,
                                                         2002          2001
                                                       -------       -------
REVENUES:
       Net premiums earned                             $ 6,566       $ 4,812
       Net investment income                             1,550         1,558
       Net realized investment (losses) gains              (36)           95
       Practice management and related income            1,561         1,538
       Other income                                        212           144
                                                       -------       -------

                 Total revenues                          9,853         8,147
                                                       -------       -------

EXPENSES:
       Losses and loss adjustment expenses               5,720         3,839
       Underwriting expenses                             1,568         1,269
       Practice management and related expenses          1,522         1,339
       Other expenses                                      365           328
                                                       -------       -------

                 Total expenses                          9,175         6,775
                                                       -------       -------

INCOME BEFORE INCOME TAXES                                 678         1,372
                                                       -------       -------

INCOME TAX PROVISION                                       144           442
                                                       -------       -------

NET INCOME                                             $   534       $   930
                                                       =======       =======

OTHER COMPREHENSIVE INCOME (LOSS) GAIN                  (1,161)          961
                                                       -------       -------

COMPREHENSIVE (LOSS) INCOME                            $  (627)      $ 1,891
                                                       =======       =======

Net income per common share:

Basic                                                  $  0.15       $  0.26
                                                       =======       =======

Diluted                                                $  0.15       $  0.26
                                                       =======       =======


See notes to condensed consolidated financial statements.


NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------

                                                                                    Three Months  Ended March 31,
                                                                                        2002           2001
                                                                                      -------        --------

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                    $    534       $    930
       Adjustments to reconcile net income
            to net cash flows from operating activities:
                 Net realized investment losses (gains)                                    36            (95)
                 Amortization and depreciation                                             99            181
                 Deferred income taxes                                                   (854)          (642)
                 Stock released for coverage of benefit plans                              85             70
                 Changes in assets and liabilities:
                      Reinsurance recoverable                                          (1,383)           275
                      Premiums and accounts receivable                                 (9,672)        (1,285)
                      Other assets                                                        348           (948)
                      Losses and loss adjustment expenses                               3,932         (1,475)
                      Retrospective premiums accrued under
                           reinsurance treaties                                          (150)        (1,874)
                      Unearned premiums                                                13,375          7,911
                      Advance premium                                                  (3,472)           602
                      Reinsurance premium payable                                      (1,193)            28
                      Other liabilities                                                    89           (717)
                                                                                     --------       --------

                      Net cash flows provided by operating activities                   1,774          2,961
                                                                                     --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investments                                                        (6,280)        (3,939)
       Sales, maturities and redemptions of investments                                 5,734          9,858
       Investment in purchased business                                                    --         (1,550)
       Purchases of property and equipment                                               (179)          (120)
                                                                                     --------       --------

                      Net cash flows (used in) provided by investing activities          (725)         4,249
                                                                                     --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from long-term debt                                                        --          1,000
       Repayment of long-term debt                                                       (163)            --
                                                                                     --------       --------

                      Net cash flows (used in) provided by financing activities          (163)         1,000
                                                                                     --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                   886          8,210
                                                                                     --------       --------

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                                                              7,565          3,972
                                                                                     --------       --------

CASH AND CASH EQUIVALENTS,
       END OF PERIOD                                                                 $  8,451       $ 12,182
                                                                                     ========       ========

SUPPLEMENTARY INFORMATION:
       Cash paid for income taxes                                                    $     --       $    100
                                                                                     ========       ========
       Interest paid                                                                 $     18       $     --
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

     Operating results for the three-month period ended March 31, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of NCRIC Group, Inc. (NCRIC Group) for the year ended December 31, 2001, which were filed with the Securities and Exchange Commission on Form 10-K.

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

     Selected financial data is presented below for each business segment at or for the three-month period ended March 31, 2002 and 2001 (in thousands):

                                                   At or For the Three Months
                                                         Ended March 31,
                                                   --------------------------
                                                     2002               2001
                                                   -------            -------
     Insurance

     Revenues from external customers              $ 6,760            $ 4,938
     Net investment income                           1,545              1,541
     Depreciation and amortization                      62                 55
     Segment profit before taxes                       851              1,407
     Segment assets                                165,043            147,223
     Segment liabilities                           127,801            109,870
     Expenditures for segment assets                   174                 67

     Practice Management Services

     Revenues from external customers               $ 1,581           $ 1,558
     Net investment income                                6                19
     Depreciation and amortization                       37               126
     Segment profit before taxes                         58               230
     Segment assets                                   9,645             8,239
     Segment liabilities                              4,175             2,769
     Expenditures for segment assets                      5                53


     Total

     Revenues from external customers               $ 8,341           $ 6,496
     Net investment income                            1,551             1,560
     Depreciation and amortization                       99               181
     Segment profit before taxes                        909             1,637
     Segment assets                                 174,688           155,462
     Segment liabilities                            131,976           112,639
     Expenditures for segment assets                    179               120


     The following are reconciliations of reportable segment assets, liabilities, revenues, net investment income, and profit before taxes to NCRIC Group's consolidated totals (in thousands):

                                                     At or For the Three Months
                                                          Ended March 31,
                                                     ---------------------------
                                                        2002            2001
                                                     ---------        ----------
     Assets:
      Total assets for reportable segments           $ 174,688        $ 155,462
      Elimination of intersegment receivables           (1,988)          (1,213)
      Elimination of affiliate receivables               1,052              295
      Other unallocated amounts                            209              400
                                                     ---------        ---------
      Consolidated total                             $ 173,951        $ 154,944
                                                     =========        =========

     Liabilities:
      Total liabilities for reportable segments      $ 131,976        $ 112,639
      Elimination of intersegment payables              (1,998)          (1,213)
      Other liabilities                                     60              108
                                                     ---------        ---------
      Consolidated total                             $ 130,038        $ 111,534
                                                     =========        =========


     Revenues from external customers:
      Total revenues for reportable segments           $ 8,341         $ 6,496
      Elimination of intersegment revenues                  (2)             (2)
                                                       -------         -------
      Consolidated total                               $ 8,339         $ 6,494
                                                       =======         =======

     Net investment income:
      Total investment income for
        reportable segments                            $ 1,551          $ 1,560
      Elimination of intersegment income                    (1)              (2)
                                                       -------          -------
      Consolidated total                               $ 1,550          $ 1,558
                                                       =======          =======

      Profit before taxes:
      Total profit for reportable segments             $   909          $ 1,637
      Other expenses                                      (231)            (265)
                                                       -------          -------
      Consolidated total                               $   678          $ 1,372
                                                       =======          =======


3.   Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                         For the Three Months
                                                            Ended March 31,
                                                     -------------------------
                                                        2002            2001
                                                     --------         --------

     Net income                                        $  534         $  930

     Weighted average common
              shares outstanding - basic                3,547          3,526
     Dilutive effect of stock options
              and awards                                   83             88
                                                       ------         ------

     Weighted average common
              shares outstanding - diluted              3,630          3,614
                                                       ======         ======

     Net income per common share:

     Basic                                             $ 0.15         $ 0.26
                                                       ======         ======

     Diluted                                           $ 0.15         $ 0.26
                                                       ======         ======


4.   New Accounting Pronouncement

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill ceased upon adoption of SFAS 142 on January 1, 2002. For the quarter ended March 31, 2001 goodwill amortization was $85,000.

     NCRIC's goodwill asset resulted from the 1999 acquisition of three businesses which now operate as divisions of the Practice Management Services Segment. NCRIC has not yet completed its initial goodwill impairment testing under SFAS 142.

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

     In February 2002, NCRIC announced the formation of a joint venture with Risk Services, LLC, to form National Capital Risk Services, LLC to offer a complete range of alternative risk transfer services to healthcare clients throughout the nation.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill ceased upon adoption of SFAS 142 on January 1, 2002. For the quarter ended March 31, 2001 goodwill amortization was $85,000.

     NCRIC's goodwill asset resulted from the 1999 acquisition of three businesses which now operate as divisions of the Practice Management Services Segment. NCRIC has not yet completed its initial goodwill impairment testing under SFAS 142.

Three months ended March 31, 2002 compared to three months ended March 31, 2001

Consolidated net income

     Net income was $534,000 for the three months ended March 31, 2002 compared to $930,000 for the three months ended March 31, 2001. Total revenue of $9.9 million was up 21% for the quarter compared to the same quarter in 2001. The higher revenue was offset by an increase in loss and loss adjustment expenses and in practice management expenses.

     NCRIC's insurance segment experienced a significant increase in new business written in the first quarter of 2002 which resulted in a rise in net premiums earned. The profitability of a medical professional liability insurance policy is designed to emerge over a period of years rather than in the year the policy is written; profits are designed to accrue through investment income on the invested premiums and through successful settlement of claims. Therefore, the large increase in new business written in the current period causes a strain on current period earnings. In addition, earnings were impacted by reduced net investment income because of lower market yields, increased incurred losses reflecting severity trends and expense associated with the premium collection litigation initiated by NCRIC in 2000 - see Premium Collection Litigation section below.

     NCRIC's practice management segment produced an increase in revenue primarily as a result of one-time consulting assignments in the Employee Benefits Services division. Higher revenue was offset by increased expenses, primarily related to the transition of client service for two of the former owners of the acquired businesses as they move towards retirement at the termination of their employment contracts at the end of 2002.

Net premiums earned

     Net premiums earned increased by $1.8 million, or 38%, to $6.6 million from $4.8 million for the three months ended March 31, 2002 and 2001, respectively. The increase is primarily reflective of the increase in policies in force as the result of net new business written combined with the increase in premium rates. Due to the 2001 decision to not provide a renewal premium credit for 2002 renewals, net premium earned increased $133,000 for the first quarter of 2002 compared to the first quarter of 2001. Additionally, net premiums earned for the first quarter of 2002 decreased by $500,000 from the March 31, 2001 level due to more favorable loss development in the hospital-sponsored retrospectively rated programs in the first quarter of 2002. Under these programs, additional premiums are either earned or returned based on a group's adverse or favorable loss experience.

     Gross premiums written of $22.9 million for the three months ended March 31, 2002 increased from $14.8 million for the three months ended March 31, 2001, primarily due to net new business written combined with the premium rate increases. The premium rate increases comprise approximately $2.3 million of the increase in written premium.

     The proportion of business produced directly by NCRIC's independent agency force has continued to grow as a percentage of total new business written. In the first quarter of 2002, the percentage of new business produced by agents increased to 92% of total new business written from 87% during the same period in 2001.

                                                Three Months Ended March 31,
                                                ----------------------------

                                                2002                   2001
                                             ----------             ----------
                  Direct                     $  350,000             $  345,000
                  Agent                       4,238,000              2,391,000

     As the business produced by agents continues to be a significant source of gross premium written, the distribution of written premium shows notable growth in NCRIC's market areas outside of the District of Columbia. The following chart illustrates the components of gross premium written by state for the first quarter of 2002 compared to the same period in 2001.

                                          Three Months Ended March 31,
                              -------------------------------------------------
                                            (amounts in thousands)
                                       2002                         2001
                              --------------------         --------------------
     District of Columbia     $13,091          57%         $10,850          73%
     Virginia                   3,671          16%           1,623          11%
     Maryland                   3,130          14%           1,772          12%
     West Virginia              2,690          12%             423           3%
     Delaware                     266           1%              85           1%


     Of the increase in written premium in 2002 over the first three months of 2001, 28% comes from business written in the District of Columbia, 28% from West Virginia, 25% from Virginia, 17% from Maryland, and 2% from Delaware. These increases are the results of new business written and premium rate increases on renewing policies. NCRIC continues to maintain strict underwriting standards as it expands its business.

     Premium collection litigation. During 2000, it was determined that one of NCRIC's hospital-sponsored retrospective programs would not be renewed. In accordance with the terms of the contract, in 2000 NCRIC billed the hospital sponsor $1.3 million, and an additional $800,000 was billed in January 2002 based on the actual accumulated loss experience of the terminated program. As a result of the amount billed in 2002, written premium for the first quarter of 2002 increased by a net amount of $429,000 over the same period in 2001 while net earned premium was unaffected.

     Because the original 2000 bill was not paid when due, NCRIC initiated legal proceedings to collect. NCRIC has filed a motion for summary judgment, which has not yet been decided. The hospital sponsor has been unwilling to settle the case. Since the amount due to NCRIC is significant, NCRIC will use all means legally available to collect the amount it is due. Although NCRIC believes that it will prevail, since the premium amount is disputed, an allowance for uncollectibility has been established and is included in underwriting expense. Additionally, first quarter 2002 legal fees for this action were approximately $250,000 higher than in the first quarter of 2001. The discovery portion of the litigation is complete; litigation legal fees are expected to be significantly less in the following quarters of 2002 while awaiting judicial decision. If NCRIC's motion for summary judgment is not granted, additional legal fees will be incurred for the trial stage of litigation later in 2002. The ultimate outcome cannot be determined at this time.

Net investment income

     Net investment income decreased by $8,000 for the three months ended March 31, 2002 compared to the first quarter of 2001 due to a decrease in yields partially offset by an increase in average invested funds. The average effective yield was approximately 5.69% for the three months ended March 31, 2002 and 5.93% for the three months ended March 31, 2001. The tax equivalent yield was approximately 6.26% for the first quarter of 2002 and 6.39% for the first quarter of 2001. The decrease in investment income reflects the increase in allocation of the portfolio to tax-advantaged securities in 2002 compared to 2001.


Practice management and related revenue

     Revenue for practice management and related services is comprised of fees for the services shown in the following chart.

                                           Three Months Ended
                                                March 31,
                                           ------------------
                                            2002        2001
                                            ----        ----

     Practice management                     40%         42%
     Accounting                              24          28
     Tax & personal financial planning       15          10
     Retirement plan accounting & admin      17          13
     Other                                    4           7
                                            ---         ---
       Total                                100%        100%
                                            ===         ===


     Practice management and related revenue of $1.6 million for the three months ended March 31, 2002 compares to $1.5 million for the three months ended March 31, 2001. The increase results primarily from one-time consulting assignments that were recognized in the Employee Benefits Services division in conducting plan restatements for all clients, as required by federal regulations.

Loss and loss adjustment expenses and combined ratio results

     NCRIC continues to experience pressure from the rise in severity of losses, and it continues to take a cautious approach in evaluating reserves. The expense for incurred losses and LAE net of reinsurance is summarized as follows (in thousands):

                                                  Three Months Ended
                                                       March 31,
                                            -------------------------------
                                              2002                   2001
                                            -------                --------
Incurred loss and LAE related to:
      Current year - losses..........       $ 6,011                $  5,031
      Prior years - development......          (291)                 (1,192)
                                            -------                --------
Total incurred for the period........       $ 5,720                $  3,839
                                            =======                ========

Following is a summary of the ratios of losses and underwriting expenses compared to net premiums:

                                                   Three Months Ended
                                                        March 31,
                                              ------------------------------
                                               2002                    2001
                                              ------                  ------
      Loss and LAE ratio.............          87.1%                   79.8%
      Underwriting expense ratio.....          23.9%                   26.4%
      Combined ratio.................         111.0%                  106.2%

     Total incurred loss and LAE expense of $5.7 million for the first quarter of 2002 increased by $1.9 million from the $3.8 million incurred for the first quarter of 2001. The increase in current year losses to $6.0 million for the first quarter of 2002 reflects the increase in the level of exposure as a result of premium growth and a rise in the cost of settling claims. The favorable development of losses reported in prior years reflects the favorable experience on the claims closed during the quarter, partially offset by the continuing upward pressure of severity of losses as noted previously. Prior years development results from the re-estimation and settlement of individual losses not covered by reinsurance, which generally are losses under $500,000.

     The combined ratio of 111.0% for the three months ended March 31, 2002 reflects the increase in loss and loss adjustment expenses as noted above. The lower underwriting expense component reflects the stable level of core underwriting expenses coupled with the higher level of premiums.

Expenses

     Underwriting expenses of $1.6 million for the three months ended March 31, 2002 increased by $300,000 from $1.3 million for the three months ended March 31, 2001. In addition to the increase in legal fees associated with the premium collection litigation discussed previously, the increase in expenses results from increases in commissions, premium taxes, and travel related to the increased level of new business, particularly agent produced business.

     Practice management and related expenses totaled $1.5 million for the three months ended March 31, 2002 and $1.3 million for the three months ended March 31, 2001. Expenses increased due to: expenses related to the integration of the human resources function, with an improvement in the employee benefits package; expenses for information technology infrastructure upgrades; expenses associated with the transition of client service for two of the former owners as they move towards retirement at the termination of their employment contracts at the end of 2002; and interest expense on debt incurred related to the contingent purchase payments made in 2001 to the prior owners of HealthCare Consulting, Inc., HCI Ventures, LLC, and Employee Benefits Services, Inc.

     Other expenses include amounts for subsidiary and holding company operations, which are not directly related to the issuance of medical professional liability insurance or practice management operations. Other expenses of $365,000 for the three months ended March 31, 2002 compare to $328,000 for the three months ended March 31, 2001. Other expenses for the first quarter of 2002 include $87,000 of start up expenses for the new captive insurance company subsidiary compared to $13,000 during the first quarter of 2001.

Federal income taxes

     The effective tax rate for NCRIC at 21% for the three months ended March 31, 2002 and 32% for 2001, is lower than the federal statutory rate principally due to nontaxable investment income. The lower rate for 2002 compared to 2001 is principally a result of the impact of the goodwill amortization provision of SFAS 142; prior to 2002 some goodwill amortization was not deductible for tax purposes, causing an increase to the effective tax rate. With the adoption of FAS 142, NCRIC no longer amortizes goodwill in its financial statements.

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

     For the three months ended March 31, 2002, NCRIC had cash flows from operations of $1.8 million compared to $3.0 million for the corresponding period of 2001. The $1.2 million of decreased cash flow results primarily from a change in the timing of receipt of premiums. Prior to 2002, a majority of insureds financed their annual premium through an outside financing company, which then remitted the full annual premium to NCRIC at the beginning of the policy year. For policies with 2002 effective dates, the majority of policyholders financed their premium directly with NCRIC. This has the impact of spreading the cash receipts from premiums over the policy year. This reduced cash flow from premiums was partially offset by lower payments for claims and LAE. Because of the long-term nature of both the payments of claims and the settlement of swing-rated reinsurance premiums due to the reinsurers, cash from operations for a medical professional liability insurer like NCRIC can vary substantially from year to year.

     Financial condition and capital resources. Cash flow from operations and the proceeds of maturing investments have primarily been invested in corporate and tax-exempt securities. As of March 31, 2002, the carrying value of the securities portfolio was $102.9 million. The portfolio was invested as follows:

                                           At March 31,    At December 31,
                                               2002             2001
                                               ----             ----
U. S. Government and agencies ..........         4%               4%
Asset and mortgage-backed securities....        26               29
Tax-exempt securities ..................        24               19
Corporate bonds ........................        40               42
Equity securities ......................         6                6

     Over 66% of the portfolio was invested in U.S. Government and agency securities or had a rating of AAA or AA. For regulatory purposes, 89% of the securities portfolio was rated "Class 1" for all periods presented, which is the highest quality rated group as classified by the NAIC.

     The $2.5 million line of credit available as of March 31, 2002 is restricted to working capital for claims settlements. The line of credit is unsecured and renewable annually. NCRIC has not drawn down on this facility. NCRIC has no material commitments for capital expenditures.

     Under terms of the purchase agreement between NCRIC and the previous owners of HealthCare Consulting, Inc., HCI Ventures, LLC, and Employee Benefits Services, Inc., additional purchase payments could be paid in cash if the acquired companies achieved earnings targets. During 2001, $3.1 million was paid according to this agreement. NCRIC MSO, Inc. borrowed $1,971,000 from SunTrust

Bank to finance these payments. The term of the loan is three years at a floating rate of LIBOR plus two and three-quarter percent. At March 31, 2002, the interest rate was 4.66%. Principal and interest payments are due on a monthly basis.

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

Forward-Looking Information

     A number of statements made by NCRIC in this document are forward-looking statements which involve known and unknown risks and uncertainties which may cause NCRIC's actual results to be materially different from historical results or from the results expressed or implied by the forward-looking statements. These risks and uncertainties include:

o general economic conditions including changes in interest rates and the performance of financial markets;
o NCRIC, Inc.'s concentration in a single line of business principally in the mid-Atlantic region;
o    the impact of decreasing revenues to healthcare providers;
o uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance;
o    price competition;
o uncertainties associated with expanding business, including uncertainties associated with claims adjudication experience;
o    regulatory changes;
o    ratings assigned by A.M. Best;
o    the availability of bank financing and reinsurance;
o    the mutual insurance holding company structure; and
o    uncertainties associated with NCRIC Group's acquisition strategy.

     Other factors not currently anticipated by management may also materially and adversely affect NCRIC's results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     NCRIC's investment portfolio is exposed to various market risks, including interest rate and equity price risk. Market risk is the potential for financial losses due to the decrease in the value or price of an asset resulting from broad movements in prices. At March 31, 2002, fixed maturity securities comprise 94% of total investments at market value. U.S. Government and agencies and tax-exempt bonds represent 30% of the fixed maturity securities. Equity securities, consisting primarily of preferred stock, account for the remainder of the investment portfolio. NCRIC has classified its investments as available for sale.

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

     Interest rates have increased during the first three months of 2002, resulting in a decrease in the value of corporate bonds and reducing the carrying value of NCRIC's fixed maturity portfolio. At March 31, 2002, NCRIC's fixed maturities were valued at $2.1 million below amortized cost. At December 31, 2001, the value of the portfolio was $718,000 above amortized cost.

     Generally, the longer the duration of the security, the more sensitive the asset is to market interest rate fluctuations. To control the adverse effects of the changes in interest rates, NCRIC's investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. NCRIC's investment policy also provides that all security purchases be limited to rated securities or unrated securities approved by management on the recommendation of NCRIC's investment advisor. Approximately 66% of the portfolio is Treasury or Agency related or rated AAA, the highest rating for a security.

     During the three months ended March 31, 2002, there was a change in the allocation of NCRIC's portfolio increasing the percentage of tax-exempt bonds to 24% of the total fixed maturity securities compared to 19% at December 31, 2001. Management of NCRIC, along with NCRIC's external investment managers, seeks to maximize after-tax yields while minimizing portfolio credit risk. The decision to reallocate the portfolio as funds became available was based on this goal.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

     See the Form 10-K for the fiscal year ended December 31, 2001 for information on pending litigation.

Item 6.  Exhibits and Reports on Form 8-K.

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                NCRIC Group, Inc.

May 15, 2002         /s/ R. Ray Pate, Jr.
                         ----------------
                           R. Ray Pate, Jr., President & Chief Executive Officer
                              (Duly Authorized Officer)

May 15, 2002         /s/ Rebecca B. Crunk
                         ----------------
                           Rebecca B. Crunk, Sr. Vice President
                             & Chief Financial Officer
                               (Principal Financial Officer)