Form 10-Q
period 2002-06-30
NCRIC GROUP INC
filed 2002-08-14
CIK 1075343

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

          Quarterly Report Under Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                  For the quarterly period ended June 30, 2002

                         Commission File Number: 0-25505


                                NCRIC Group, Inc.
                      -------------------------------------


       District of Columbia                                    52-2134774
       --------------------                                    ----------
 (State or other jurisdiction of                            (I.R.S. Employer
  incorporation or organization)                             Identification No.)


                  1115 30th Street, NW, Washington, D.C. 20007
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)


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

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 1, 2002, there were 3,711,427 shares of NCRIC Group, Inc. common stock outstanding.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements


NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
---------------------------------------------------------------------------------------------------------------
                                                                          June 30, 2002     December 31, 2001
                                                                           (unaudited)
ASSETS

     INVESTMENTS:
           Securities available for sale, at fair value:
                 Bonds and U.S. Treasury Notes                              $  94,873            $  96,723
                 Equity securities                                              6,465                6,402
                                                                            ---------            ---------
                     Total securities available for sale                      101,338              103,125

     OTHER ASSETS:
           Cash and cash equivalents                                            3,416                7,565
           Reinsurance recoverable                                             33,088               30,077
           Goodwill, net                                                        7,291                7,291
           Premiums and accounts receivable                                    12,869                4,802
           Deferred income taxes                                                3,797                2,482
           Other assets                                                         9,084                5,660
                                                                            ---------            ---------

     TOTAL ASSETS                                                           $ 170,883            $ 161,002
                                                                            =========            =========

     LIABILITIES AND STOCKHOLDERS' EQUITY

     LIABILITIES:
           Losses and loss adjustment expenses:
                 Losses                                                     $  61,290            $  56,802
                 Loss adjustment expenses                                      30,208               27,758
                                                                            ---------            ---------
                     Total losses and loss adjustment expenses                 91,498               84,560
           Other liabilities:
                 Retrospective premiums accrued under
                     reinsurance treaties                                         713                2,408
                 Unearned premiums                                             25,593               17,237
                 Advance premium                                                  999                4,138
                 Reinsurance premium payable                                    2,903                2,452
                 Bank debt                                                      1,335                1,662
                 Other liabilities                                              2,709                4,091
                                                                            ---------            ---------
     TOTAL LIABILITIES                                                        125,750              116,548
                                                                            ---------            ---------

     STOCKHOLDERS' EQUITY:
           Common stock $0.01 par value - 10,000,000 shares authorized;
                 3,711,427 shares issued and outstanding (net of 31,428
                 treasury shares)                                                  37                   37
           Additional paid in capital                                           9,596                9,552
           Unallocated common stock held by the ESOP                             (734)                (786)
           Common stock held by the stock award plan                             (271)                (339)
           Accumulated other comprehensive gain                                   257                  474
           Retained earnings                                                   36,508               35,776
           Treasury stock, at cost                                               (260)                (260)
                                                                            ---------            ---------

     TOTAL STOCKHOLDERS' EQUITY                                                45,133               44,454
                                                                            ---------            ---------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                             $ 170,883            $ 161,002
                                                                            =========            =========

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                  Three Months Ended June 30,   Six Months Ended June 30,
                                          2002       2001        2002          2001
REVENUES:
    Net premiums earned                  $ 6,945     $ 4,597     $ 13,511      $ 9,409
    Net investment income                  1,524        1,538       3,074        3,096
    Net realized investment (losses) gains  (574)           2        (610)          97
    Practice management and related income 1,525        1,654       3,086        3,192
    Other income                             232          146         444          290
                                         --------    ---------   ----------   --------

         Total revenues                    9,652        7,937      19,505       16,084
                                         --------    ---------   ----------   --------


EXPENSES:
    Losses and loss adjustment expenses    5,980        4,680      11,700        8,519
    Underwriting expenses                  1,530          931       3,098        2,200
    Practice management expenses           1,547        1,554       3,069        2,893
    Other expenses                           448          338         813          666
                                         --------    ---------   ----------   --------

         Total expenses                    9,505        7,503      18,680       14,278
                                         --------    ---------   ----------   --------

INCOME BEFORE INCOME TAXES                   147          434         825        1,806

INCOME TAX (BENEFIT) PROVISION               (51)         119          93          561
                                         --------    ---------   ----------   --------

NET INCOME                                 $ 198        $ 315       $ 732      $ 1,245
                                         ========    =========   ==========   ========

OTHER COMPREHENSIVE INCOME GAIN (LOSS)     $ 944       $ (338)     $ (217)       $ 623
                                         --------    ---------   ----------   --------

COMPREHENSIVE INCOME (LOSS)              $ 1,142        $ (23)      $ 515      $ 1,868
                                         ========    =========   ==========   ========

Net income per common share:

Basic                                     $ 0.06       $ 0.09      $ 0.21       $ 0.35
Diluted                                   $ 0.05       $ 0.09      $ 0.20       $ 0.34


See notes to condensed consolidated financial statements.


NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)
------------------------------------------------------------------------------------------------------

                                                                          Six Months Ended June 30,
                                                                            2002            2001

     CASH FLOWS FROM OPERATING ACTIVITIES:
          Net income                                                       $    732      $  1,245
          Adjustments to reconcile net income
             to net cash flows from operating activities:
                Net realized investment losses (gains)                          610           (97)
                Amortization and depreciation                                   217           353
                Deferred income taxes                                        (1,204)         (709)
                Stock released for coverage of benefit plans                    164           144
                Changes in assets and liabilities:
                     Reinsurance recoverable                                 (3,011)       (1,224)
                     Premiums and accounts receivables                       (8,067)       (2,586)
                     Other assets                                            (3,043)       (1,878)
                     Losses and loss adjustment expenses                      6,938          (207)
                     Retrospective premiums accrued under
                          reinsurance treaties                               (1,695)       (2,269)
                     Unearned premiums                                        8,356         6,415
                     Advanced premium                                        (3,139)         (565)
                     Reinsurance premium payable                                451           264
                     Other liabilities                                       (1,381)         (434)
                                                                           --------      --------

             Net cash flows used in operating activities                     (4,072)       (1,548)
                                                                           --------      --------

     CASH FLOWS FROM INVESTING ACTIVITIES:
          Purchases of investments                                          (13,184)       (9,025)
          Sales, maturities and redemptions of investments                   14,034        12,381
          Investment in purchased business                                       --        (3,014)
          Purchases of property and equipment                                  (600)         (211)
                                                                           --------      --------

             Net cash flows provided by investing activities                    250           131
                                                                           --------      --------

     CASH FLOWS FROM FINANCING ACTIVITIES:
          Repurchases of common stock                                            --           (95)
          Repayment of long-term debt                                          (327)
          Proceeds from long-term debt                                           --         1,971
                                                                           --------      --------

             Net cash flows (used in) provided by financing activities         (327)        1,876
                                                                           --------      --------

     NET CHANGE IN CASH AND CASH EQUIVALENTS                                 (4,149)          459
                                                                           --------      --------

     CASH AND CASH EQUIVALENTS,
          BEGINNING OF PERIOD                                                 7,565         3,972
                                                                           --------      --------

     CASH AND CASH EQUIVALENTS,
          END OF PERIOD                                                    $  3,416      $  4,431
                                                                           ========      ========

     SUPPLEMENTARY INFORMATION:
          Cash paid for income taxes                                       $  2,050      $  2,156
                                                                           ========      ========
          Cash paid for interest                                           $     36      $     19
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

     Operating results for the three and six-month periods ended June 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of NCRIC Group, Inc. (NCRIC Group) for the year ended December 31, 2001, which were filed with the Securities and Exchange Commission on Form 10-K.

2.   Reportable Segment Information

     NCRIC Group currently has two reportable segments: Insurance and Practice Management Services. The insurance segment provides medical professional liability and other insurance. The practice management services segment provides medical practice management services primarily to private practicing physicians. NCRIC Group evaluates performance based on profit or loss from operations before income taxes. The reportable segments are strategic business units that offer different products and services and therefore are managed separately.

     Selected financial data is presented below for each business segment at or for the three-month and six-month periods ended June 30, 2002 and 2001 (in thousands):

                                                       For the Three Months      At or For the Six Months
                                                          Ended June 30,             Ended June 30,
                                                          --------------             --------------

                                                      2002          2001         2002           2001
                                                      ----          ----         ----           ----

     Insurance

     Revenues from external customers           $   7,159      $   4,725     $  13,919      $   9,663
     Net investment income                          1,511          1,527         3,056          3,068
     Net realized investment (losses) gains          (574)             2          (610)            97
     Depreciation and amortization                     82             36           144             91
     Segment profit before taxes                      482            572         1,333          1,979
     Segment assets                                                            160,211        140,953
     Segment liabilities                                                       122,357        104,150
     Expenditures for segment assets                  409             21           583             88



     Practice Management Services

     Revenues from external customers           $   1,544      $   1,675     $   3,125      $   3,233
     Net investment income                             14             13            20             32
     Depreciation and amortization                     36            136            73            262
     Segment profit before taxes                        9            128            67            358
     Segment assets                                                              9,714          9,489
     Segment liabilities                                                         4,248          3,930
     Expenditures for segment assets                   11             57            16            110


     Total

     Revenues from external customers           $   8,703      $   6,400     $  17,044      $  12,896
     Net investment income                          1,525          1,540         3,076          3,100
     Net realized investment (losses) gains          (574)             2          (610)            97
     Depreciation and amortization                    118            172           217            353
     Segment profit before taxes                      491            700         1,400          2,337
     Segment assets                                                            169,925        150,442
     Segment liabilities                                                       126,605        108,080
     Expenditures for segment assets                  420             78           599            198



     The following are reconciliations of reportable segment assets, liabilities, revenues, net investment income, and profit before taxes to NCRIC Group's consolidated totals (in thousands):
                                                             June 30,
                                                             --------
                                                       2002           2001
                                                       ----           ----

     Assets:
         Total assets for reportable segments          $ 169,925      $ 150,442
         Elimination of intersegment receivables            (961)        (1,532)
         Other unallocated amounts                         1,919          1,102
                                                       ---------      ---------
         Consolidated total                            $ 170,883      $ 150,012
                                                       =========      =========

     Liabilities:
         Total liabilities for reportable segments     $ 126,605      $ 108,080
         Elimination of intersegment payables               (961)        (1,532)
         Other liabilities                                   106             98
                                                       ---------      ---------
         Consolidated total                            $ 125,750      $ 106,646
                                                       =========      =========



                                                    For the Three Months        For the Six Months
                                                       Ended June 30,             Ended June 30,
                                                       --------------             --------------
                                                     2002          2001          2002          2001
                                                     ----          ----          ----          ----
     Revenues from external customers:
        Total revenues for reportable segments     $  8,703      $  6,400      $ 17,044      $ 12,896
        Elimination of reportable segments               (1)           (3)           (3)           (5)
                                                   --------      --------      --------      --------
        Consolidated total                         $  8,702      $  6,397      $ 17,041      $ 12,891
                                                   ========      ========      ========      ========

     Net investment income:
        Total investment income for reportable
            segments                               $  1,525      $  1,540     $  3,076      $  3,100
        Elimination of intersegment income               (1)           (2)          (2)           (4)
        Other unallocated amounts                       --            --            --            --
                                                   --------      --------      --------      --------
        Consolidated total                         $  1,524      $  1,538      $  3,074      $  3,096
                                                   ========      ========      ========      ========

     Profit before taxes:
        Total profit for reportable segments       $    491      $    700      $  1,400      $  1,452
        Other expenses                                 (344)         (266)         (575)         (219)
                                                   --------      --------      --------      --------
        Consolidated total                         $    147      $    434      $    825      $  1,233
                                                   ========      ========      ========      ========



3.       Earnings per Share

The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):


                                          For the Three Months Ended    For the Six Months Ended
                                                    June 30,                   June 30,
                                                    --------                   --------

                                                2002        2001          2002        2001
                                                ----        ----          ----        ----

     Net income                                 $  198     $  315        $  732       $1,245
                                                ======     ======        ======       ======

     Weighted average common
               shares outstanding - basic        3,550      3,521         3,548        3,524
     Dilutive effect of stock options
               and awards                           80         94           82            91
                                                ------     ------        ------       ------

     Weighted average common
               shares outstanding - diluted      3,630      3,615        3,630         3,615
                                                ======     ======        ======       ======
     Net income per common share:

     Basic                                      $ 0.06     $ 0.09        $ 0.21       $ 0.35
                                                ======     ======        ======       ======
     Diluted                                    $ 0.05     $ 0.09        $ 0.20       $ 0.34
                                                ======     ======        ======       ======

4.   New Accounting Pronouncement

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill ceased upon adoption of SFAS 142 on January 1, 2002. For the six months ended June 30, 2001, goodwill amortization was $172,000.

     NCRIC's goodwill asset resulted from the 1999 acquisition of three businesses which now operate as divisions of the Practice Management Services Segment. NCRIC has completed its initial goodwill impairment testing under SFAS 142 and has concluded that the goodwill asset is not impaired as of the date of implementation of SFAS 142.


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

     NCRIC's captive insurance subsidiary, American Captive Corporation (ACC), developed its first protected-cell captive, the Princeton Community Hospital Cell (Princeton Cell) in 2002. The Princeton Cell is sponsored by Princeton Community Hospital in Princeton, West Virginia to provide an alternative source of risk financing for its admitting physicians. The Princeton Cell has received preliminary regulatory approval and NCRIC expects to receive final approval by September 1, 2002.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill ceased upon adoption of SFAS 142 on January 1, 2002. For the six months ended June 30, 2001, goodwill amortization was $172,000.

     NCRIC's goodwill asset resulted from the 1999 acquisition of three businesses which now operate as divisions of the Practice Management Services Segment. NCRIC has completed its initial goodwill impairment testing under SFAS 142 and has concluded that the goodwill asset is not impaired as of the date of implementation of SFAS 142.

Consolidated net income

Three months ended June 30, 2002 compared to three months ended June 30, 2001

     Net income was $198,000 for the three months ended June 30, 2002 compared to $315,000 for the three months ended June 30, 2001. Net realized investment losses, after tax, for the second quarter of 2002 totaled $379,000 compared to net realized investment gains of $1,000 for the second quarter of 2001. Operating earnings for the three months ended June 30, 2002 were $577,000 compared to $314,000 for the same period in 2001. Total revenue was up 22% for the quarter compared to the same quarter in 2001. Excluding net realized investment gains and losses, second quarter 2002 revenue was 29% ahead of the second quarter of 2001. The higher revenue was offset by an increase in loss and loss adjustment expenses, principally in development of losses on claims reported in prior years, and in underwriting expenses.

     NCRIC holds $650,000 of WorldCom bonds in its $100 million investment portfolio. NCRIC believes that a reduction in value of this investment in WorldCom is an "other than temporary" decline in value under the provisions of SFAS 115, and accordingly is refected as a loss in the income statement rather than a reduction in market value in accumulated other comprehensive gain. The after-tax loss on WorldCom bonds in the second quarter was $524,000 or $0.14 per share on a basic and diluted basis.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

     Net income totaled $732,000 for the six months ended June 30, 2002 compared to $1.2 million for the six months ended June 30, 2001. Net realized investment losses, after tax, for the first half of 2002 totaled $403,000 compared to net realized investment gains of $64,000 for the first half of 2001. Operating earnings for the six months ended June 30, 2002 were $1.1 million, $46,000 less than the same period in 2001. Total revenue increased 21% for the six months ended June 30, 2002 compared to June 30, 2001. Excluding net realized investment gains and losses, revenue for the first half of 2002 was 26% ahead of the first half of 2001. The higher revenue was offset by an increase in loss and loss adjustment expense, principally in development of losses on claims reported in prior years, and in underwriting expenses.

Segment results

     The operating results of NCRIC's insurance segment for the three months and six months ended June 30, 2002 were primarily driven by the following factors. NCRIC continued to experience a significant increase in new business written in 2002. For the six months ended June 30, 2002, new business written was $6.6 million, up $1.8 million or 38%, from $4.8 million for the same six month period in 2001. The rise in new business written, coupled with the increased premium rates for new business written in 2002 as well as for existing policies in force, resulted in an increase in net premiums earned. The strain on current period earnings as a result of the large increase in new business written, coupled with investment yield declines, resulted in pressure on short-term profitability. A reduction in the frequency of claims resulted in a decrease in current year losses for the three months ended June 30, 2002. Although the frequency of claims for the six months ended June 30, 2002 was also lower than expected, this was offset by a rise in the cost of settling claims and resulted in an increase in current year losses compared to the same period in 2001.


     NCRIC's practice management segment had a decrease in net income primarily as a result of an increase in expenses during 2002 compared to 2001 combined with a slight decrease in client revenue. Expense increases are primarily associated with the transition of client service for two of the former owners as they move towards the expiration of their employment contracts at the end of 2002 and other transitional costs associated with the continued integration of the purchased companies. These expense increases were partially offset by a reduction of expense due to the implementation of SFAS 142 which eliminates goodwill amortization beginning January 1, 2002.

Net premiums earned

     New programs - In 2002 NCRIC initiated a program to provide insurance coverage to physicians at four HCA hospitals in West Virginia. Under this arrangement, NCRIC cedes 100% of the insurance exposure to a captive insurance company affiliated with the sponsoring hospitals. NCRIC receives a ceding commission for providing complete policy underwriting, claims and administrative services for these policies. While accounting standards require the premium written to be included as a part of NCRIC's direct written premium, NCRIC has no net written nor net earned premium from this program.

     In anticipation of the initiation of the Princeton Protected Cell within ACC, some insurance has been underwritten by NCRIC in the first half of 2002 for policies that will be 100% reinsured by the Princeton Cell when it becomes active. The Princeton Cell is sponsored by the Princeton Community Hospital in Princeton, West Virginia to provide an alternative source of risk-financing for its admitting physicians. The premium amounts for these policies are separately identified in the following premium comments to aid comparisons.

Three months ended June 30, 2002 compared to three months ended June 30, 2001

     Net premiums earned increased by $2.3 million, 50%, to $6.9 million from $4.6 million for the three months ended June 30, 2002 and 2001, respectively. The increase is primarily reflective of the increase in policies in force as the result of net new business written combined with the increases in base premium rates. Net premiums earned in the second quarter include $69,000 for business related to the Princeton Cell program described above.

     Gross premiums written of $5.7 million for the three months ended June 30, 2002 increased by $800,000 from $4.9 million for the three months ended June 30, 2001, due to net new business written combined with the premium rate increase effective January 1, 2002.The following chart shows new business written for the second quarter (in 000's):

                                              Three Months Ended
                                                     June 30,
                                             --------------------

                                              2002       2001
                                              ----       ----

           Direct                           $  176     $   92
           Agent                             1,469      1,931
           HCA                                 103        -0-
           Princeton Cell                      273        -0-

Six months ended June 30, 2002 compared to six months ended June 30, 2001

     Net premiums earned increased by 44% to $13.5 million from $9.4 million for the six months ended June 30, 2002 and 2001, respectively. The increase is primarily reflective of the increase in policies in force as the result of net new business written combined with the increase in premium rates. Due to the 2001 decision not to provide a renewal premium credit for 2002 renewals, net premiums earned increased $245,000 for the first six months of 2002 compared to the same period of 2001. Additionally, net premiums earned through June 30, 2002, includes a decrease of $618,000 from the June 30, 2001 level due to favorable loss development in the hospital-sponsored retrospectively rated programs. Under these programs, additional premiums are either earned or returned based on a group's adverse or favorable loss experience. Net premiums earned in the first half of 2002 include $70,000 for business related to the Princeton Cell program described above

     Gross premiums written of $28.6 million for the six months ended June 30, 2002 increased by $9.0 million from $19.6 million for the six months ended June 30, 2001, due to net new business written combined with the premium rate increase. The following chart shows new premium written through the second quarter (in 000's):

                           Six Months Ended
                               June 30,
                         --------------------
                         2002            2001
                         ----            ----

        Direct            $  526     $  437
        Agent              5,420      4,322
        HCA                  379        -0-
        Princeton Cell       282        -0-

     The distribution of premium written shows notable growth in NCRIC's market areas outside of the District of Columbia. NCRIC continues to maintain strict underwriting standards as it expands its business. The following chart illustrates the components of gross premium written by state for the periods ended June 30, 2002 and 2001.


                                          Six Months Ended June 30,
                               ---------------------------------------------
                                          (amounts in thousands)
                                       2002                      2001
                                       ----                      ----

     District of Columbia     $15,153           53%     $12,635           64%
     Virginia                   5,799           20%       2,788           14%
     Maryland                   3,684           13%       3,319           17%
     West Virginia              3,297           12%         554            3%
     Delaware                     655            2%         329            2%
                              -------       -------     -------       -------
                              $28,588          100%     $19,625          100%



     Premium collection litigation. During 2000, it was determined that one of NCRIC's hospital-sponsored retrospective programs would not be renewed. In accordance with the terms of the contract, in 2000 NCRIC billed the hospital sponsor $1.3 million, and an additional $700,000 was billed during the first six months of 2002 based on the actual accumulated loss experience of the terminated program. As a result of the amount billed in 2002, written premium for the first half of 2002 increased by a net amount of $372,000 over the same period in 2001 while net earned premium was unaffected by the billing.

     Because the original 2000 bill was not paid when due, NCRIC initiated legal proceedings to collect. NCRIC has filed a motion for summary judgment, which has not yet been decided. The hospital sponsor, which stopped admitting patients in May 2002, has been unwilling to settle the case. Since the amount due to NCRIC is significant, NCRIC will use all means legally available to collect the amount it is due. Although NCRIC believes that it will prevail, since the premium amount is disputed, an allowance for uncollectibility has been established and is included in underwriting expense. Additionally, legal fees incurred through the six month period ended June 30, 2002 for this action were approximately $250,000 higher than in the same period in 2001. The discovery portion of the litigation is complete; litigation legal fees are expected to be significantly less in the following quarters of 2002 while awaiting judicial decision. If NCRIC's motion for summary judgment is not granted, additional legal fees will be incurred for the trial stage of litigation later in 2002. The ultimate outcome cannot be determined at this time.


Net investment income

Three months ended June 30, 2002 compared to three months ended June 30, 2001

     Net investment income decreased by $14,000 for the three months ended June 30, 2002 compared to the second quarter of 2001 due to a decrease in yields partially offset by an increase in invested funds. The average effective yield was approximately 5.61% for the three months ended June 30, 2002 and 6.02% for the three months ended June 30, 2001. The tax equivalent yield was approximately 6.22% for the second quarter of 2002 and 6.55% for the second quarter of 2001. The decrease in investment yields reflects the market decrease in interest rates in 2002 compared to 2001.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

     Net investment income decreased by $22,000 for the six months ended June 30, 2002 compared to the first six months of the prior year due to a decrease in yields partially offset by an increase in invested funds. Average invested assets, which include cash equivalents, were higher in the first six months of 2002 by $4.8 million compared to the same period of 2001. The average effective yield was approximately 5.67% for the six months ended June 30, 2002 and 5.97% for the six months ended June 30, 2001. The tax equivalent yield was approximately 6.26% for the first six months of 2002 and 6.46% for the first six months of 2001. The decrease in investment yields reflects the market decrease in interest rates in 2002 compared to 2001.


Practice management and related income

     Revenue for practice management and related services is comprised of fees for the services shown in the following chart.

                                       Six Months Ended June 30,
                                       -------------------------

                                             2002     2001
                                             ----     ----

     Practice management                     42%      42%
     Accounting                              25%      24%
     Tax & personal financial planning       15%      15%
     Retirement plan accounting & admin      15%      11%
     Other                                    3%       8%
                                            ---      ---
        Total                               100%     100%
                                            ===      ===


Three months ended June 30, 2002 compared to three months ended June 30, 2001

     Practice management and related revenue of $1.5 million for the three months ended June 30, 2002 is lower by $129,000 compared to the three months ended June 30, 2001. The decreased revenue was a result of a reduced level of non-recurring consulting assignments compared to 2001.

     Six months ended June 30, 2002 compared to six months ended June 30, 2001

     Practice management and related revenue of $3.1 million for the six months ended June 30, 2002 is down from $3.2 million for the six months ended June 30, 2001. The decreased revenue was a result of a reduced level of non-recurring consulting assignments compared to 2001.

Loss and loss adjustment expenses and combined ratio results

     NCRIC continues to experience pressure from the rise in severity of losses, and it continues to take a cautious approach in evaluating reserves. The expense for incurred losses and LAE net of reinsurance is summarized as follows (in thousands):

                                                        Three Months Ended June 30,    Six Months Ended June 30,
                                                         ---------------------------    ------------------------

                                                               2002          2001        2002         2001
                                                               ----          ----        ----         ----
     Incurred loss and LAE related to:
                Current year - losses ..................     $  4,844     $  5,688      $ 10,855   $ 10,719
                Prior years - development..... .........        1,136       (1,008)          845     (2,200)
                                                                -----       ------           ---     ------
     Total incurred for the period .....................     $  5,980     $  4,680      $ 11,700    $ 8,519
                                                             ========     ========      ========    =======


Following is a summary of the ratios of losses and underwriting expenses compared to net premiums earned:

                                                 Six Months Ended June 30,
                                                 -------------------------

                                                   2002             2001
                                                   ----             ----

           Loss and LAE ratio.................     86.6%            90.5%
           Underwriting expense ratio.........     22.9%            23.4%
           Combined ratio.....................    109.5%           113.9%

Three months ended June 30, 2002 compared to three months ended June 30, 2001

     Total incurred loss and LAE expense of $6.0 million for the second quarter of 2002 increased by $1.3 million from the $4.7 million incurred for the second quarter of 2001. The decrease in current year losses to $4.8 million for the second quarter of 2002 reflects a decrease in frequency of reported losses. The adverse development of losses reported in prior years reflects the continuing upward pressure of severity of losses as noted in previous reports. Prior year development results from the re-estimation and settlement of individual losses not covered by reinsurance, which generally are losses under $500,000.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

     Total incurred loss and LAE expense of $11.7 million for the first six months of 2002 increased by $3.2 million from the $8.5 million incurred for the first six months of 2001. The increase in current year losses to $10.9 million for the first six months of 2002 reflects a decrease in frequency of reported claims combined with a rise in the cost of settling claims. The adverse development of losses reported in prior years reflects the continuing upward pressure of severity of losses as noted previously.

     The combined ratio of 109.5% for the six months ended June 30, 2002 compared to 113.9% for the first six months of 2001 reflects the reduced frequency of claims and higher level of premiums combined with the increase in severity of claims reported initially in previous years, as noted above. The lower underwriting expense component reflects the stable level of core underwriting expenses coupled with the higher level of premiums.


Expenses

Three months ended June 30, 2002 compared to three months ended June 30, 2001

     Underwriting expenses of $1.5 million for the three months ended June 30, 2002 compare to $931,000 for the three months ended June 30, 2001. The increase in expenses results from increases in commissions, premium taxes, and administrative costs related to the increased level of business, particularly agent produced business. Additional costs were incurred in 2002 related to software maintenance contracts.

     Practice management and related expenses were $1.5 million for the three months ended June 30, 2002 and $1.6 million for the three months ended June 30, 2001. Expenses increased due to: expenses related to the integration of the human resources function, with an improvement in the employee benefits package; expenses associated with the transition of client service for two of the former owners as they move towards the expiration of their employment contracts at the end of 2002; and interest expense on debt incurred related to the contingent purchase payments made in 2001 to the prior owners of HealthCare Consulting, Inc., HCI Ventures, LLC, and Employee Benefits Services, Inc. These increases were offset by reduced goodwill amortization as the result of implementing SFAS 142 as mentioned previously.

     Other expenses include amounts for subsidiary and holding company operations, which are not directly related to the issuance of medical professional liability insurance or practice management operations. Other expenses of $448,000 for the three months ended June 30, 2002 compare to $338,000 for the three months ended June 30, 2001. Other expenses for the second quarter of 2002 include an increase of $17,000 for start-up for the new captive insurance company subsidiary and increased holding company expenses.

Six months ended June 30, 2002 compared to six months ended June 30, 2001

     Underwriting expenses increased $900,000 to $3.1 million for the six months ended June 30, 2002 from $2.2 million for the six months ended June 30, 2001. In addition to the increase in legal fees associated with the premium collection litigation discussed previously, the increase in expenses results from additional costs incurred in 2002 related to software maintenance contracts and increases in commissions, premium taxes, and administrative costs related to the increased level of business.

     Practice management and related expenses were $3.1 million for the six months ended June 30, 2002 and $2.9 million for the six months ended June 30, 2001. Expenses increased due to: expenses related to the integration of the human resources function, with an improvement in the employee benefits package; expenses for information technology infrastructure upgrades; expenses associated with the transition of client service for two of the former owners as they move towards the expiration of their employment contracts at the end of 2002; and interest expense on debt incurred related to the contingent purchase payments made in 2001 to the prior owners of HealthCare Consulting, Inc., HCI Ventures, LLC, and Employee Benefits Services, Inc. These increases were partially offset by reduced goodwill amortization as the result of implementing SFAS 142 as mentioned previously.

     Other expenses include amounts for subsidiary and holding company operations, which are not directly related to the issuance of medical professional liability insurance or practice management operations. Other expenses of $813,000 for the six months ended June 30, 2002 compare to $666,000 for the six months ended June 30, 2001. Expense increases are for captive start-up costs and holding company costs.

Federal income taxes

     The effective tax rate for NCRIC is lower than the federal statutory rate principally due to nontaxable investment income. The lower effective rate for 2002 compared to 2001 is principally a result of (1) the impact of the goodwill amortization provision of SFAS 142; prior to 2002 some goodwill amortization was not deductible for tax purposes, causing an increase to the effective tax rate; and (2) the impact of the net realized investment losses in 2002.

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

     For the six months ended June 30, 2002, NCRIC had negative cash flows from operations of $4.1 million compared to negative cash flows from operations of $1.5 million for thecorresponding period of 2001. The $2.6 million of decreased cash flow results primarily from a change in the timing of receipt of premiums. Prior to 2002, a majority of insureds financed their annual premium through an outside financing company, which then remitted the full annual premium to NCRIC at the beginning of the policy year. For policies with 2002 effective dates, the majority of policyholders financed their premium directly with NCRIC. This has the impact of spreading the cash receipts from premiums over the policy year. Because of the long-term nature of both the payments of claims and the settlement of swing-rated reinsurance premiums due to the reinsurers, cash from operations for a medical professional liability insurer like NCRIC can vary substantially from year to year.

     Financial condition and capital resources. Cash flow from operations and the proceeds of maturing investments have primarily been invested in government and tax-exempt securities. As of June 30, 2002, the carrying value of the securities portfolio was $101.3 million. The portfolio was invested as follows:


                                                  At June 30,    At December 31,
                                                     2002              2001
                                                     ----              ----
     U. S. Government and agencies .............       4%               4%
     Asset and mortgage-backed securities.......      27               29
     Tax-exempt securities .....................      29               19
     Corporate bonds ...........................      34               42
     Equity securities .........................       6                6


     Over 70% of the portfolio was invested in U.S. Government/agency securities or had a rating of AAA or AA. For regulatory purposes, 91% of the securities portfolio was rated "Class 1" for all periods presented, which is the highest quality rated group as classified by the NAIC.

     The $2.5 million line of credit available as of June 30, 2002 is restricted to working capital for claims settlements. The line of credit is unsecured and renewable annually. NCRIC has not drawn down on this facility. NCRIC has no material commitments for capital expenditures.

     Under terms of the purchase agreement between NCRIC and the previous owners of HealthCare Consulting, Inc., HCI Ventures, LLC, and Employee Benefits Services, Inc., additional purchase payments could be paid in cash if the acquired companies achieved earnings targets. During 2001, $3.1 million was paid according to this agreement. NCRIC MSO, Inc. borrowed $1,971,000 from SunTrust Bank to finance these payments. The term of the loan is three years at a floating rate of LIBOR plus two and three-quarter percent. At June 30, 2002, the interest rate was 4.65%. Principal and interest payments are due on a monthly basis.


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

Safe Harbor Information

     A number of statements made by NCRIC in this document are forward-looking statements which involve known and unknown risks and uncertainties which may cause NCRIC's actual results to be materially different from historical results or from the results expressed or implied by the forward-looking statements. These risks and uncertainties include:

o general economic conditions including changes in interest rates and the performance of financial markets and their related impact on the value of securities;
o NCRIC, Inc.'s concentration in a single line of business principally in the mid-Atlantic region (previously this risk factor solely indentified NCRIC, Inc's concentration in a single line of business principally in the District of Columbia);
o    the impact of decreasing revenues to healthcare providers;
o    the impact of managed healthcare;
o uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance;
o    price competition;
o uncertainties inherent in the valuation of goodwill from the practice management segment or other acquired businesses;
o uncertainties associated with expanding business, including uncertainties associated with claims adjudication experience;
o    regulatory changes;
o    ratings assigned by A.M. Best Company;
o    the availability of bank financing and reinsurance;
o    the mutual insurance holding company structure; and
o    uncertainties associated with NCRIC Group's acquisition strategy.

     Other factors not currently anticipated by management may also materially and adversely affect NCRIC's results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


     NCRIC's investment portfolio is exposed to various market risks, including interest rate and equity price risk. Market risk is the potential for financial losses due to the decrease in the value or price of an asset resulting from broad movements in prices. At June 30, 2002, fixed maturity securities comprise 94% of total investments at market value. U.S. Government and agencies and tax-exempt bonds represent 34% of the fixed maturity securities. Equity securities, consisting primarily of preferred stock, account for the remainder of the investment portfolio. NCRIC has classified its investments as available for sale.

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

     At June 30, 2002, NCRIC's fixed maturities were valued at $752,000 above amortized cost. At December 31, 2001, the value of the portfolio was $1.0 million above amortized cost.

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

     During the six months ended June 30, 2002, there was a change in the allocation of NCRIC's portfolio increasing the percentage of tax-exempt bonds to 30% of the total fixed maturity securities compared to 19% at December 31, 2001. Management of NCRIC, along with NCRIC's external investment managers, seeks to maximize after-tax yields while minimizing portfolio credit risk. The decision to reallocate the portfolio as funds became available was based on this goal.

PART II   OTHER INFORMATION

Item 1.  Legal proceedings.

      See the Form 10-K for the fiscal year ended December 31, 2001 for information on pending litigation.

Item 4.  Submission of Matters to a Vote of Security Holders

(a) The Annual Meeting of Shareholders of NCRIC Group, Inc. took place on May 9, 2002.
(b)  The following directors were elected and received the following votes:


                                                          Number of Votes
                                                          ---------------

           Name                                        For             Withheld
           ----                                        ---             --------

           Vincent Burke, III                       3,532,241           33,772
           Pamela Coleman                           3,531,741           34,272
           Prudence P. Kline                        3,531,741           34,272
           J. Paul McNamara                         3,532,241           33,772

      The following directors continued in office:

           Martin W. Dukes                          R. Ray Pate, Jr.
           Leonard Glassman                         Raymond Scalettar
           Luther W. Gray                           David M. Seitzman
           Edward G. Koch                           Robert L. Simmons
           Leonard M. Parver                        Nelson P. Trujillo





 Item 6.  Exhibits and Reports on Form 8-K.

          Exhibit 99.1 - Certification

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  NCRIC Group, Inc.

August 14, 2002                                       /s/ R. Ray Pate, Jr.
---------------                                   ------------------------
Date                                              R. Ray Pate, Jr.,
                                                  Chief Executive Officer


August 14, 2002                                       /s/ Rebecca B. Crunk
---------------                                   ------------------------
Date                                              Rebecca B. Crunk,
                                                  Chief Financial Officer