Form 10-Q
period 2002-09-30
NCRIC GROUP INC
filed 2002-11-15
CIK 1075343

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2002
                         Commission File Number: 0-25505


                                NCRIC Group, Inc.

     District of Columbia                                        52-2134774
-------------------------------------                    -----------------------
(State or other jurisdiction of                               (I.R.S. Employer
 incorporation or organization)                              Identification No.)

                  1115 30th Street, NW, Washington, D.C. 20007
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  202-969-1866
--------------------------------------------------------------------------------
                (Issuer's telephone number, including area code)

     Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 1, 2002, there were 3,708,399 shares of NCRIC Group, Inc. common stock outstanding.

PART I  FINANCIAL INFORMATION
Item 1. Unaudited Financial Statements

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

----------------------------------------------------------------------------------------------------------------------
                                                                              September 30, 2002     December 31, 2001
ASSETS

INVESTMENTS:
      Securities available for sale, at fair value:
          Bonds and U.S. Treasury Notes                                            $  95,828             $  96,723
          Equity securities                                                            6,596                 6,402
                                                                                   ---------             ---------
               Total securities available for sale                                   102,424               103,125

OTHER ASSETS:
      Cash and cash equivalents                                                       12,002                 7,565
      Reinsurance recoverable                                                         33,281                30,077
      Goodwill, net                                                                    7,291                 7,291
      Premiums and accounts receivable                                                12,991                 4,802
      Deferred income taxes                                                            3,777                 2,482
      Other assets                                                                     7,289                 5,660
                                                                                   ---------             ---------

TOTAL ASSETS                                                                       $ 179,055             $ 161,002
                                                                                   =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
      Losses and loss adjustment expenses:
          Losses                                                                   $  63,015             $  56,802
          Loss adjustment expenses                                                    30,848                27,758
                                                                                   ---------             ---------
               Total losses and loss adjustment expenses                              93,863                84,560
      Other liabilities:
          Retrospective premiums accrued under
               reinsurance treaties                                                      713                 2,408
          Unearned premiums                                                           28,439                17,237
          Advance premium                                                              1,165                 4,138
          Reinsurance premium payable                                                  3,916                 2,452
          Bank debt                                                                    1,168                 1,662
          Other liabilities                                                            3,019                 4,091
                                                                                   ---------             ---------
TOTAL LIABILITIES                                                                    132,283               116,548
                                                                                   ---------             ---------

STOCKHOLDERS' EQUITY:
      Common stock $0.01 par value - 10,000,000 shares authorized; 3,711,427 shares issued and outstanding (net of 31,428
          treasury shares)                                                                37                    37
      Additional paid in capital                                                       9,614                 9,552
      Unallocated common stock held by the ESOP                                         (708)                 (786)
      Common stock held by the stock award plan                                         (237)                 (339)
      Accumulated other comprehensive gain                                             2,609                   474
      Retained earnings                                                               35,717                35,776
      Treasury stock, at cost                                                           (260)                 (260)
                                                                                   ---------             ---------

TOTAL STOCKHOLDERS' EQUITY                                                            46,772                44,454
                                                                                   ---------             ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                         $ 179,055             $ 161,002
                                                                                   =========             =========


See notes to condensed consolidated financial statements.


NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------------------------------------
                                         Three Months Ended September 30,   Nine Months Ended September 30,
                                              2002            2001                2002             2001
REVENUES:
    Net premiums earned                     $  7,856        $  5,312            $ 21,367        $ 14,721
    Net investment income                      1,444           1,521               4,518           4,617
    Net realized investment (losses)gains          6              97                (604)            194
    Practice management and related
      income                                   1,344           1,451               4,430           4,643
    Other income                                 278             146                 722             436
                                            --------        --------            --------        --------

        Total revenues                        10,928           8,527              30,433          24,611
                                            --------        --------            --------        --------

EXPENSES:
    Losses and loss adjustment expenses        7,372           4,386              19,072          12,905
    Underwriting expenses                      3,164           1,430               6,262           3,630
    Practice management expenses               1,386           1,472               4,455           4,365
    Other expenses                               366             297               1,179             963
                                            --------        --------            --------        --------

        Total expenses                        12,288           7,585              30,968          21,863
                                            --------        --------            --------        --------

INCOME (LOSS) BEFORE INCOME TAXES             (1,360)            942                (535)          2,748

INCOME TAX (BENEFIT) PROVISION                  (569)            296                (476)            857
                                            --------        --------            --------        --------

NET INCOME (LOSS)                           $   (791)       $    646            $    (59)       $  1,891
                                            ========        ========            ========        ========

OTHER COMPREHENSIVE INCOME GAIN                2,618        $  1,913            $  2,401        $  2,536
                                            --------        --------            --------        --------

COMPREHENSIVE INCOME                        $  1,827        $  2,559            $  2,342        $  4,427
                                            ========        ========            ========        ========

Net income (loss) per common share:

Basic                                       $  (0.22)       $   0.18            $  (0.02)       $   0.54
Diluted                                     $  (0.22)       $   0.18            $  (0.02)       $   0.52


See notes to condensed consolidated financial statements.


NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)
--------------------------------------------------------------------------------------------------

                                                                   Nine Months Ended September 30,
                                                                         2002            2001

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net income (loss)                                                 $    (59)       $  1,891
    Adjustments to reconcile net income (loss)
      to net cash flows from operating activities:
          Net realized investment losses (gains)                           604            (194)
          Amortization and depreciation                                    336             564
          Deferred income taxes                                         (2,396)         (1,075)
          Stock released for coverage of benefit plans                     252             224
          Changes in assets and liabilities:
             Reinsurance recoverable                                    (3,204)         (3,647)
             Premiums and accounts receivables                          (8,189)         (3,419)
             Other assets                                               (1,187)         (1,319)
             Losses and loss adjustment expenses                         9,303           3,208
             Retrospective premiums accrued under
               reinsurance treaties                                     (1,695)         (2,769)
           Unearned premiums                                            11,202           8,217
           Advanced premium                                             (2,973)           (145)
           Reinsurance premium payable                                   1,464           1,042
           Other liabilities                                            (1,071)            441
                                                                      --------        --------

      Net cash flows provided by operating activities                    2,378           3,019
                                                                      --------        --------

CASH FLOWS FROM INVESTING ACTIVITIES:
    Purchases of investments                                           (13,180)        (13,997)
    Sales, maturities and redemption of investments                     16,512          14,395
    Investment in purchased business                                        --          (3,014)
    Purchases of property and equipment                                   (779)           (293)
                                                                      --------        --------

      Net cash flows provided by (used in) investing activities          2,553          (2,909)
                                                                      --------        --------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Repurchases of common stock                                             --            (129)
    Repayment of long-term debt                                           (494)           (151)
    Proceeds from long-term debt                                            --           1,971
                                                                      --------        --------

      Net cash flows provided by (used in) financing activities           (494)          1,691
                                                                      --------        --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                  4,437           1,801
                                                                      --------        --------

CASH AND CASH EQUIVALENTS,
    BEGINNING OF PERIOD                                                  7,565           3,972
                                                                      --------        --------

CASH AND CASH EQUIVALENTS,
    END OF PERIOD                                                     $ 12,002        $  5,773
                                                                      ========        ========

SUPPLEMENTARY INFORMATION:
    Cash paid for income taxes                                        $  2,060        $  2,156
                                                                      ========        ========
    Cash paid for interest                                            $     50        $     19
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

     Operating results for the three and nine-month periods ended September 30, 2002 are not necessarily indicative of the results that may be expected for the year ending December 31, 2002. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of NCRIC Group, Inc. (NCRIC Group) for the year ended December 31, 2001, which were filed with the Securities and Exchange Commission on Form 10-K.

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

     Selected financial data is presented below for each business segment at or for the three-month and nine-month periods ended September 30, 2002 and 2001 (in thousands):

                                                    For the Three Months          At or For the Nine Months
                                                     Ended September 30,             Ended September 30,
                                                     -------------------             -------------------
                                                    2002            2001            2002           2001
                                                    ----            ----            ----           ----
     Insurance

     Revenues from external customers            $   8,111       $   5,439       $  22,030      $  15,102
     Net investment income                           1,443           1,509           4,499          4,577
     Net realized investment gains (losses)              6              97            (604)           194
     Depreciation and amortization                      87              61             231            152
     Segment profit (loss) before taxes             (1,160)          1,100             173          3,079
     Segment assets                                                                168,044        152,666
     Segment liabilities                                                           130,214        113,574
     Expenditures for segment assets                    44              45             627            133


     Practice Management Services

     Revenues from external customers              $ 1,368         $ 1,472         $ 4,493        $ 4,705
     Net investment income                               2              13              22             45
     Depreciation and amortization                      32             150             105            412
     Segment profit (loss) before taxes                (21)              6              46            364
     Segment assets                                                                  8,592          9,589
     Segment liabilities                                                             3,113          4,082
     Expenditures for segment assets                   136              50             152            160


     Total

     Revenues from external customers              $ 9,479         $ 6,911        $ 26,523       $ 19,807
     Net investment income                           1,445           1,522           4,521          4,622
     Net realized investment gains (losses)              6              97            (604)           194
     Depreciation and amortization                     119             211             336            564
     Segment profit (loss) before taxes             (1,181)          1,106             219          3,443
     Segment assets                                                                176,636        162,255
     Segment liabilities                                                           133,327        117,656
     Expenditures for segment assets                   180              95             779            293



     The following are reconciliations of reportable segment assets, liabilities, revenues, net investment income, and profit before taxes to NCRIC Group's consolidated totals (in thousands):
                                                            September 30,
                                                            -------------
                                                         2002            2001
                                                         ----            ----
     Assets:
         Total assets for reportable segments         $ 176,636       $ 162,255
         Elimination of intersegment receivables         (1,140)         (1,707)
         Other unallocated amounts                        3,559           1,490
                                                      ---------       ---------
         Consolidated total                           $ 179,055       $ 162,038
                                                      =========       =========

      Liabilities:
         Total liabilities for reportable segments    $ 133,327       $ 117,656
         Elimination of intersegment payables            (1,140)         (1,707)
         Other liabilities                                   96              95
                                                      ---------       ---------
         Consolidated total                           $ 132,283       $ 116,044
                                                      =========       =========


                                                    For the Three Months            For the Nine Months
                                                     Ended September 30,            Ended September 30,
                                                     -------------------            -------------------
                                                     2002           2001           2002            2001
                                                     ----           ----           ----            ----
    Revenues from external customers:
       Total revenues for reportable segments      $  9,479       $  6,911       $ 26,523       $ 19,807
       Elimination of reportable segments                (1)            (2)            (4)            (7)
                                                   --------       --------       --------       --------
       Consolidated total                          $  9,478       $  6,909       $ 26,519       $ 19,800
                                                   ========       ========       ========       ========

    Net investment income:
       Total investment income for reportable
          segments                                 $  1,445       $  1,522       $  4,521       $  4,622
       Elimination of intersegment income                (1)            (1)            (3)            (5)
                                                   --------       --------       --------       --------
       Consolidated total                          $  1,444       $  1,521       $  4,518       $  4,617
                                                   ========       ========       ========       ========

    Profit before taxes:
       Total profit for reportable segments        $ (1,181)      $  1,106       $    219       $  3,443
       Other expenses                                  (179)          (164)          (754)          (695)
                                                   --------       --------       --------       --------
       Consolidated total                          $ (1,360)      $    942       $   (535)      $  2,748
                                                   ========       ========       ========       ========


3.   Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                              For the Three Months Ended     For the Nine Months Ended
                                                    September 30,                   September 30,
                                                    -------------                   -------------
                                                  2002         2001              2002         2001
                                                  ----         ----              ----         ----

     Net income (loss)                          $  (791)      $   646         $   (59)      $ 1,891
                                                =======       =======         =======       =======

     Weighted average common
              shares outstanding - basic          3,558         3,524           3,526         3,552

     Dilutive effect of stock options
              and awards                             --            83              --            88
                                                -------       -------         -------       -------
     Weighted average common
              shares outstanding - diluted        3,558         3,609           3,526         3,612
                                                =======       =======         =======       =======
     Net income (loss) per common share:

     Basic                                      $ (0.22)      $  0.18         $ (0.02)      $  0.54
                                                =======       =======         =======       =======
     Diluted                                    $ (0.22)      $  0.18         $ (0.02)      $  0.52
                                                =======       =======         =======       =======

4.   New Accounting Pronouncement

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill ceased upon adoption of SFAS 142 on January 1, 2002. For the nine months ended September 30, 2001, goodwill amortization was $281,000.

     NCRIC's goodwill asset resulted from the 1999 acquisition of three businesses which now operate as divisions of the Practice Management Services Segment. NCRIC completed its initial goodwill impairment testing under SFAS 142 and concluded that the goodwill asset was not impaired as of the date of implementation of SFAS 142, nor was it impaired as of September 30, 2002.




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

     NCRIC's captive insurance subsidiary, American Captive Corporation (ACC), developed its first protected-cell captive, the Princeton Community Hospital Cell (Princeton Cell) in 2002. The Princeton Cell is sponsored by Princeton Community Hospital in Princeton, West Virginia, to provide an alternative source of risk financing for its admitting physicians. The Princeton Cell has received required regulatory approvals; however, commencement of operations is pending a response from the West Virginia Insurance Commissioner.

     In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill ceased upon adoption of SFAS 142 on January 1, 2002. For the nine months ended September 30, 2001, goodwill amortization was $281,000.

     NCRIC's goodwill asset resulted from the 1999 acquisition of three businesses which now operate as divisions of the Practice Management Services Segment. NCRIC completed its initial goodwill impairment testing under SFAS 142 and concluded that the goodwill asset was not impaired as of the date of implementation of SFAS 142, nor was it impaired as of September 30, 2002.



Consolidated net income

Three months ended September 30, 2002 compared to three months ended September 30, 2001

     Results for the three months ended September 30, 2002 were a net loss of $791,000 compared to net income of $646,000 for the three months ended September 30, 2001. Net realized investment gains contributed $4,000 to the third quarter 2002 compared to $64,000 in the third quarter of 2001.

     Earnings were reduced $814,000 for the increase in allowance for uncollectible premiums receivable balance for a hospital-sponsored program, as discussed further in the Premium Collection Litigation section below. Third quarter results of both 2002 and 2001 include charges for guaranty fund assessments, reducing earnings by $228,000 in 2002 and $160,000 in 2001. The 2002 assessment resulted from the PHICO insolvency; the 2001 assessment resulted from the Reliance Insurance Company insolvency.

     Net operating earnings before the charges for the premium receivable allowance and the guaranty fund assessments were $247,000 and $742,000 in the third quarter of 2002 and 2001, respectively. Higher revenue in the 2002 third quarter was offset by an increase in loss and loss adjustment expenses, principally in development of losses on claims reported in prior years, and in underwriting expenses.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

     Results for the nine months ended September 30, 2002 were a net loss of $59,000 compared to net income of $1.9 million for the nine months ended September 30, 2001. Year-to-date 2002 results were negatively impacted by the increase in allowance for uncollectible premium receivable, the guaranty fund assessment, unfavorable development of losses on claims reported in prior years and net realized investment losses.

     Net realized investment losses, after tax, for the first nine months of 2002 totaled $399,000 compared to net realized investment gains of $128,000 for the first nine months of 2001. Excluding the charges for the premium receivable allowance and guaranty fund assessments, operating earnings for the 2002 nine months were $1.4 million compared to $1.9 million for the 2001 nine months. While premium revenue increased 45% for the nine months ended September 30, 2002 compared to September 30, 2001, the higher revenue was offset by an increase in loss and loss adjustment expenses, principally in development of losses on claims reported in prior years, and in underwriting expenses. During the second quarter of 2002, NCRIC determined that the $650,000 of WorldCom bonds which it holds in its $100 million investment portfolio had suffered an "other than temporary" decline in value under the provisions of SFAS 115, and accordingly reflected the reduction as a loss in the income statement rather than a reduction in market value in accumulated other comprehensive gain. The after-tax loss on WorldCom bonds in the second quarter was $524,000 or $0.14 per share on a basic and diluted basis.

Segment results

     The operating results of NCRIC's insurance segment for the three months and nine months ended September 30, 2002 were primarily driven by the following factors. In addition to the third quarter events discussed above, NCRIC continued to experience a significant increase in new business written in 2002. For the nine months ended September 30, 2002, new business written (excluding the 100% ceded HCA program) was $10.2 million, up $2.2 million or 27%, from $8.0 million for the same nine month period in 2001. The rise in new business written coupled with the increased premium rates resulted in a 45% increase in net premiums earned. The strain on current period earnings as a result of the large increase in new business written, combined with investment yield declines, resulted in pressure on short-term profitability. While the cost for claims reported in 2002 increased due to the rise in exposures, the development of losses for claims originally reported in prior years reduced pre-tax earnings for the 2002 third quarter and nine-month periods.

     NCRIC's practice management segment earnings in 2002 decreased compared to 2001 primarily as a result of a decrease in client revenue combined with an increase in expenses. Client revenue decreases stem from a reduction in non-recurring consulting assignments; as medical practice income comes under increasing pressure due to reductions in the payer system, physicians have less discretionary funds available for consultant engagements. Expense increases are primarily associated with the transition of client service for two of the former owners as they move towards the expiration of their employment contracts at the end of 2002 and other transitional costs associated with the continued integration of the purchased companies. These expense increases were partially offset by a reduction of expense due to the implementation of SFAS 142 which eliminated goodwill amortization beginning January 1, 2002.

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

     In anticipation of the initiation of the Princeton Cell within ACC, some insurance has been underwritten by NCRIC during the first nine months of 2002 for policies that will be 100% reinsured by the Princeton Cell when it becomes active. The Princeton Cell is sponsored by the Princeton Community Hospital in Princeton, West Virginia, to provide an alternative source of risk-financing for its admitting physicians. The premium amounts for these policies are separately identified in the following premium comments to aid comparisons.

Three months ended September 30, 2002 compared to three months ended September 30, 2001

     Net premiums earned increased by $2.6 million, 49%, to $7.9 million from $5.3 million for the three months ended September 30, 2002 and 2001, respectively. The increase is primarily reflective of the increase in policies in force as the result of net new business written combined with the increases in base premium rates. Net premiums earned in the third quarter include $101,000 for business related to the Princeton Cell program described above.

     Gross premiums written of $14.6 million for the three months ended September 30, 2002 increased by $5.4 million from $9.2 million for the three months ended September 30, 2001, due to net new business written combined with the premium rate increase effective January 1, 2002. The following chart shows new premium written for the third quarter (in 000's):

                                              Three Months Ended
                                                 September 30,
                                                 -------------
                                               2002         2001
                                               ----         ----
                            Direct            $1,210      $  486
                            Agent              2,660       2,784
                            HCA                  388          --
                            Princeton Cell       101          --

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

     Net premiums earned increased by 46% to $21.4 million from $14.7 million for the nine months ended September 30, 2002 and 2001, respectively. The increase is primarily reflective of the increase in policies in force as the result of net new business written combined with the increase in premium rates. Due to the 2001 decision not to provide a renewal premium credit for 2002 renewals, net premiums earned increased $320,000 for the first nine months of 2002 compared to the same period of 2001. Additionally, net premiums earned through September 30, 2002, includes a decrease of $427,000 from the September 30, 2001 level due to favorable loss development in the hospital-sponsored retrospectively rated programs. Under these programs, additional premiums are either earned or returned based on a group's adverse or favorable loss experience. Net premiums earned in the first nine months of 2002 include $171,000 for business related to the Princeton Cell program described above.

     Gross premiums written of $43.2 million for the nine months ended September 30, 2002 increased by $14.4 million from $28.8 million for the nine months ended September 30, 2001, due to net new business written combined with the premium rate increase. The following chart shows new business written through the third quarter (in 000's):

                                           Nine Months Ended
                                             September 30,
                                             -------------
                                           2002        2001
                                           ----        ----
                       Direct             $1,736      $  923
                       Agent               8,113       7,106
                       HCA                   734          --
                       Princeton Cell        382          --

     The distribution of premium written shows notable growth in NCRIC's market areas outside of the District of Columbia. NCRIC continues to maintain strict underwriting standards as it expands its business. The following chart illustrates the components of gross premium written by state for the periods ended September 30, 2002 and 2001.

                                                   Nine Months Ended September 30,
                                                   -------------------------------
                                                       (amounts in thousands)
                                                       ----------------------

                                                  2002                        2001
                                                  ----                        ----
            District of Columbia          $20,575       47%           $17,224        60%
            Virginia                       11,189       26%             5,807        20%
            Maryland                        4,751       11%             4,243        15%
            West Virginia                   4,316       10%               854         3%
            West Virginia - HCA               734        2%                --        --
            West Virginia -Princeton          382        1%                --        --
            Delaware                        1,264        3%               722         2%
                                          -------      ---            -------       ---

                                          $43,211      100%           $28,850       100%

     Premium collection litigation. During 2000, it was determined that one of NCRIC's hospital-sponsored retrospective programs would not be renewed. In accordance with the terms of the contract, in 2000 NCRIC billed the hospital sponsor $1.3 million, and an additional $700,000 was billed during the first nine months of 2002 based on the actual accumulated loss experience of the terminated program. As a result of the amount billed in 2002, written premium for the first nine months of 2002 increased by a net amount of $372,000 over the same period in 2001 while net earned premium was unaffected by the billing.

     Because the original 2000 bill was not paid when due, NCRIC initiated legal proceedings to collect. NCRIC has filed a motion for summary judgment, which has not yet been decided. The hospital sponsor stopped admitting patients in May 2002 and sold its principal assets during the third quarter.

     Although NCRIC continues to pursue the claim, based on information received during the third quarter of 2002 and consultation with legal counsel, it appears that the hospital assets may not be sufficient to cover its liabilities, including NCRIC's claim. Accordingly, NCRIC increased its allowance for uncollectibility by $1.2 million to cover 100% of the amount receivable. The charge for the allowance is included in underwriting expense. Since the amount due to NCRIC is significant, NCRIC will continue to pursue collection of the amount it is due. Legal fees incurred through the nine-month period ended September 30, 2002 for this action were approximately $180,000 higher than in the same period in 2001.

Net investment income

Three months ended September 30, 2002 compared to three months ended September 30, 2001

     Net investment income decreased by $77,000 for the three months ended September 30, 2002 compared to the third quarter of 2001 due to a decrease in yields partially offset by an increase in average invested funds. The average effective yield was approximately 5.28% for the three months ended September 30, 2002 and 5.77% for the three months ended September 30, 2001. The tax equivalent yield was approximately 5.96% for the third quarter of 2002 and 6.25% for the third quarter of 2001. The decrease in investment yields reflects the market decrease in interest rates in 2002 compared to 2001.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

     Net investment income decreased by $99,000 for the nine months ended September 30, 2002 compared to the first nine months of the prior year due to a decrease in yields partially offset by an increase in average invested funds. Average invested assets, which include cash equivalents, were higher in the first nine months of 2002 by $4.2 million compared to the same period of 2001. The average effective yield was approximately 5.53% for the nine months ended September 30, 2002 and 5.87% for the nine months ended September 30, 2001. The tax equivalent yield was approximately 6.14% for the first nine months of 2002 and 6.36% for the first nine months of 2001. The decrease in investment yields reflects the market decrease in interest rates in 2002 compared to 2001.


Practice management and related income

     Revenue for practice management and related services is comprised of fees for the services shown in the following chart.

                                               Nine Months Ended September 30,
                                               -------------------------------
                                                       2002      2001
                                                       ----      ----

               Practice management                      41%       44%
               Accounting                               28%       25%
               Tax & personal financial planning        13%       13%
               Retirement plan accounting & admin       16%       11%
               Other                                     2%        7%
                                                       ---       ---
                 Total                                 100%      100%
                                                       ===       ===


Three months ended September 30, 2002 compared to three months ended September 30, 2001

     Practice management and related revenue of $1.3 million for the three months ended September 30, 2002 is lower by $107,000 compared to the three months ended September 30, 2001. The decreased revenue was a result of a reduced level of non-recurring consulting assignments compared to 2001.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

     Practice management and related revenue of $4.4 million for the nine months ended September 30, 2002 is down from $4.6 million for the nine months ended September 30, 2001. The decreased revenue was a result of a reduced level of non-recurring consulting assignments compared to 2001.

Loss and loss adjustment expenses and combined ratio results

     NCRIC continues to experience pressure from the rise in severity of losses, and it continues to take a cautious approach in evaluating reserves. The expense for incurred losses and LAE net of reinsurance is summarized as follows (in thousands):

                                               Three Months Ended                 Nine Months Ended
                                                  September 30,                      September 30,
                                                  -------------                      -------------
                                              2002            2001               2002           2001
                                              ----            ----               ----           ----
Incurred loss and LAE related to:
         Current year - losses ......       $  6,449        $  5,979           $ 17,304       $ 16,698
         Prior years - development...            923          (1,593)             1,768         (3,793)
                                            --------        --------           --------       --------
Total incurred for the period .......       $  7,372        $  4,386           $ 19,072       $ 12,905
                                            ========        ========           ========       ========

Following is a summary of the ratios of losses and underwriting expenses compared to net premiums earned:
                                    Nine Months Ended September 30,
                                    -------------------------------
                                        2002            2001
                                        ----            ----

Loss and LAE ratio ...........          89.3%           87.7%
Underwriting expense ratio....          29.3%           24.6%
Combined ratio ...............         118.6%          112.3%

Three months ended September 30, 2002 compared to three months ended September 30, 2001

     Total incurred loss and LAE expense of $7.4 million for the third quarter of 2002 increased by $3.0 million from the $4.4 million incurred for the third quarter of 2001. The increase in current year losses to $6.4 million for the third quarter of 2002 reflects the growth in exposures. The adverse development of losses reported in prior years reflects the continuing upward pressure of severity of losses as noted in previous reports. Prior year development results from the re-estimation and settlement of individual losses not covered by reinsurance, which generally are losses under $500,000.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

     Total incurred loss and LAE expense of $19.1 million for the first nine months of 2002 increased by $6.2 million from the $12.9 million incurred for the first nine months of 2001. The increase in current year losses to $17.3 million for the first nine months of 2002 primarily reflects the increase in exposures resulting from the growth in new business. The adverse development of losses reported in prior years reflects the continuing upward pressure of severity of losses as noted previously.

     The combined ratio of 118.6% for the nine months ended September 30, 2002 compared to 112.3% for the first nine months of 2001 reflects the higher level of earned premiums combined with the increase in severity of claims reported initially in previous years, as noted above. The higher underwriting expense component includes an impact of 5.8% for the increase in the allowance for uncollectible premium receivable as discussed above. Core underwriting expenses remained stable between periods.


Expenses

Three months ended September 30, 2002 compared to three months ended September 30, 2001

     Underwriting expenses of $3.2 million for the three months ended September 30, 2002 compare to $1.4 million for the three months ended September 30, 2001. In addition to the increase in legal fees and charge of $1.2 million associated with the premium collection litigation discussed previously, the increase in expenses results from increases in guaranty fund assessments received, premium taxes, and administrative costs related to the increased level of business, particularly agent produced business. Additional costs were incurred in 2002 related to software maintenance contracts. These increases were partially offset by an increase in the ceding allowance earned based on premiums ceded to unaffiliated reinsurers.

     Practice management and related expenses were $1.4 million for the three months ended September 30, 2002 and $1.5 million for the three months ended September 30, 2001. Expense increases were largely offset by reduced goodwill amortization of $109,000 as the result of implementing SFAS 142 as discussed above. Expense increases were primarily for the transition of client service for two of the former owners as they move towards the expiration of their employment contracts at the end of 2002.

     Other expenses include amounts for subsidiary and holding company operations, which are not directly related to the issuance of medical professional liability insurance or practice management operations. Other expenses of $366,000 for the three months ended September 30, 2002 compare to $297,000 for the three months ended September 30, 2001. Other expenses for the third quarter of 2002 include increased holding company expenses.

Nine months ended September 30, 2002 compared to nine months ended September 30, 2001

     Underwriting expenses increased $2.7 million to $6.3 million for the nine months ended September 30, 2002 from $3.6 million for the nine months ended September 30, 2001. In addition to the increase in legal fees and allowance for uncollectibility associated with the premium collection litigation discussed previously, the increase in expenses results from additional costs incurred in 2002 related to software maintenance contracts, increased guaranty fund assessments, increased auditing and consulting fees, and increases in commissions, premium taxes, and administrative costs related to the increased level of business.

     Practice management and related expenses were $4.5 million for the nine months ended September 30, 2002 and $4.4 million for the nine months ended
September 30, 2001. Expenses increased due to: integration of the human resources function; an improvement in the employee benefits package; information technology infrastructure upgrades; and transition of client service for two of the former owners as they move towards the expiration of their employment contracts at the end of 2002. These increases were partially offset by reduced goodwill amortization as the result of implementing SFAS 142 as mentioned previously.

     Other expenses include amounts for subsidiary and holding company operations, which are not directly related to the issuance of medical professional liability insurance or practice management operations. Other expenses of $1.2 million for the nine months ended September 30, 2002 compare to $1.0 million for the nine months ended September 30, 2001. Expense increases are for captive start-up costs and holding company operations.

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

    For the nine months ended September 30, 2002, NCRIC had cash flows from operations of $2.4 million compared to $3.0 million for the corresponding period of 2001. The $0.6 million of decreased cash flow results primarily from a change in the timing of receipt of premiums. Prior to 2002, a majority of insureds financed their annual premium through an outside financing company, which then remitted the full annual premium to NCRIC at the beginning of the policy year. For policies with 2002 effective dates, the majority of policyholders financed their premium directly with NCRIC. This has the impact of spreading the cash receipts from premiums over the policy year. Because of the long-term nature of both the payments of claims and the settlement of swing-rated reinsurance premiums due to reinsurers, cash from operations for a medical professional liability insurer like NCRIC can vary substantially from year to year.

     Financial condition and capital resources. Cash flow from operations and the proceeds of maturing investments have primarily been invested in government and tax-exempt securities. As of September 30, 2002, the carrying value of the securities portfolio was $102.4 million. The portfolio was invested as follows:

                                             At September 30,    At December 31,
                                                  2002                 2001
                                                  ----                 ----
U. S. Government and agencies ............           4%                   4%
Asset and mortgage-backed securities......          25                   29
Tax-exempt securities ....................          31                   19
Corporate bonds ..........................          34                   42
Equity securities ........................           6                    6

     As of September 30, 2002 over 67% of the portfolio was invested in U.S. Government/agency securities or had a rating of AAA or AA. For regulatory purposes, 91% of the securities portfolio was rated "Class 1" for all periods presented, which is the highest quality rated group as classified by the NAIC.

     The $2.5 million line of credit available as of September 30, 2002 is restricted to working capital for claims settlements. The line of credit is unsecured and renewable annually. NCRIC has not drawn down on this facility. NCRIC has no material commitments for capital expenditures.

     Under terms of the purchase agreement between NCRIC and the previous owners of HealthCare Consulting, Inc., HCI Ventures, LLC, and Employee Benefits Services, Inc., additional purchase payments could be paid in cash if the acquired companies achieved earnings targets. During 2001, $3.1 million was paid according to this agreement. NCRIC MSO, Inc. borrowed $1,971,000 from SunTrust Bank to finance these payments. The term of the loan is three years at a floating rate of LIBOR plus two and three-quarter percent. At September 30, 2002, the interest rate was 4.56%. Principal and interest payments are due on a monthly basis.

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


Safe Harbor Information

     A number of statements made by NCRIC in this document are forward-looking statements which involve known and unknown risks and uncertainties which may cause NCRIC's actual results to be materially different from historical results or from the results expressed or implied by the forward-looking statements. These risks and uncertainties include:

o general economic conditions including changes in interest rates and the performance of financial markets and their related impact on the value of securities;
o NCRIC, Inc.'s concentration in a single line of business principally in the mid-Atlantic region (previously this risk factor solely identified NCRIC, Inc.'s concentration in a single line of business principally in the District of Columbia);
o    the impact of decreasing revenues to healthcare providers;
o    the impact of managed healthcare;
o uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance;
o    price competition;
o uncertainties inherent in the valuation of goodwill from the practice management segment or other acquired businesses;
o uncertainties associated with expanding business, including uncertainties associated with claims adjudication experience;
o    regulatory changes;
o    ratings assigned by A.M. Best Company;
o    the availability of bank financing and reinsurance;
o    the mutual insurance holding company structure; and
o    uncertainties associated with NCRIC Group's acquisition strategy.

     Other factors not currently anticipated by management may also materially and adversely affect NCRIC's results of operations.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk


     NCRIC's investment portfolio is exposed to various market risks, including interest rate and equity price risk. Market risk is the potential for financial losses due to the decrease in the value or price of an asset resulting from broad movements in prices. At September 30, 2002, fixed maturity securities comprise 94% of total investments at market value. U.S. Government and agencies and tax-exempt bonds represent 38% of the fixed maturity securities. Equity securities, consisting primarily of preferred stock, account for the remainder of the investment portfolio. NCRIC has classified its investments as available for sale.

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

     At September 30, 2002, NCRIC's fixed maturities were valued at $4.1 million above amortized cost. At December 31, 2001, the value of the portfolio was $1.0 million above amortized cost.

     Generally, the longer the duration of the security, the more sensitive the asset is to market interest rate fluctuations. To control the adverse effects of the changes in interest rates, NCRIC's investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. NCRIC's investment policy also provides that all security purchases be limited to rated securities or unrated securities approved by management on the recommendation of NCRIC's investment advisor. Approximately 54% of the portfolio is Treasury or Agency related or rated AAA, the highest rating for a security.

     During the nine months ended September 30, 2002, there was a change in the allocation of NCRIC's portfolio increasing the percentage of tax-exempt bonds to 31% of the total fixed maturity securities compared to 19% at December 31, 2001. Management of NCRIC, along with NCRIC's external investment managers, seeks to maximize after-tax yields while minimizing portfolio credit risk. The decision to reallocate the portfolio as funds became available was based on this goal.

Item 4.  Controls and Procedures

     NCRIC's Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that NCRIC's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that NCRIC files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in NCRIC's internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.


PART II   OTHER INFORMATION

Item 1.  Legal proceedings.

     See the Form 10-K for the fiscal year ended December 31, 2001 for information on pending litigation.

Item 6. Exhibits and Reports on Form 8-K.

Exhibit 99.1-Certification

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunder duly authorized.

                                                               NCRIC Group, Inc.

November 14, 2002 /s/ R. Ray Pate, Jr.
                  ----------------------------------------------------
                  R. Ray Pate, Jr., President & Chief Executive Officer
                        (Duly Authorized Officer)


November 14, 2002 /s/ Rebecca B. Crunk
                  -------------------------------------------------
                  Rebecca B. Crunk, Sr. Vice President & Chief Financial Officer
                      (Principal Financial Officer)

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, R. Ray Pate, Jr., President and Chief Executive Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of NCRIC Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2002                        /s/ Ray Pate, Jr.
----------------                         -------------------------------------
Date                                     R. Ray Pate, Jr.
                                         President and Chief Executive Officer



                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002


I, Rebecca B. Crunk, Senior Vice President and Chief Financial Officer, certify that:

1.   I have reviewed this quarterly report on Form 10-Q of NCRIC Group, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors:

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


November 14, 2020           /s/ Rebecca B. Crunk
-----------------           -------------------------------------------------
Date                        Rebecca B. Crunk
                            Senior Vice President and Chief Financial Officer