Form 10-K
NCRIC GROUP INC
filed 2003-03-31
CIK 1075343

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [FEE REQUIRED]

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002
                                       OR
[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
     EXCHANGE ACT OF 1934 [NO FEE REQUIRED]
     For the transaction period from ___________________ to ____________________

                         Commission File Number: 0-25505

                                NCRIC GROUP, INC.
             ______________________________________________________
             (Exact Name of Registrant as Specified in its Charter)

                 DISTRICT OF COLUMBIA                       52-2134774
_________________________________________________      ________________________
(State or Other Jurisdiction of Incorporation or        (I.R.S. Employer
 Organization)                                          Identification Number)

    1115 30TH STREET, N.W., WASHINGTON, D.C.                    20007
________________________________________________              __________
    (Address of Principal Executive Offices)                  (Zip Code)

                                 (202) 969-1866
               ___________________________________________________
               (Registrant's Telephone Number including area code)

           Securities Registered Pursuant to Section 12(b) of the Act:

                                      NONE
                    _________________________________________
                                (Title of Class)

           Securities Registered Pursuant to Section 12(g) of the Act:

                     COMMON STOCK, PAR VALUE $.01 PER SHARE

                                (Title of Class)

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days.
YES     X        NO
     --------       -------

         Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [X]


         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
YES                NO      X
     ----------        --------

         As of February 28, 2003, there were issued and outstanding 3,708,399 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last trade price of the Common Stock as of February 28, 2003 was $17.9 million.

                                TABLE OF CONTENTS

                                                                            PAGE
PART I

   ITEM 1.     Business........................................................2

   ITEM 2.     Properties.....................................................25

   ITEM 3.     Legal Proceedings..............................................25

   ITEM 4.     Submission of Matters to a Vote of Security Holders............25

PART II

   ITEM 5.     Market for Registrant's Common Equity and Related
                 Stockholder Matters..........................................25

   ITEM 6.     Selected Financial Data........................................27

   ITEM 7.     Management's Discussion and Analysis of Financial Condition
                 and Results of Operations....................................28

   ITEM 7A.    Quantitative and Qualitative Disclosures About Market Price....49

   Item 8.     Financial Statements and Supplementing Data....................51

   ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.....................................86

PART III

   ITEM 10.    Directors and Executive Officers of the Registrant.............86

   ITEM 11.    Executive Compensation.........................................88

   ITEM 12.    Security Ownership of Certain Beneficial Owners and
                 Management and Related Stockholder Matters...................93

   ITEM 13.    Certain Relationships and Related Transactions.................93

   ITEM 14.    Controls and Procedures........................................93

PART IV

   ITEM 15.    Exhibits, Financial Statement Schedules and Reports on
                 Form 8-K:....................................................93

                                     PART I

ITEM 1.       BUSINESS

OVERVIEW

         We are a healthcare financial services organization that provides individual physicians and groups of physicians and other healthcare providers with economical, high-quality medical professional liability insurance and the practice management and financial services necessary for them to succeed in the current healthcare environment. We own NCRIC, Inc., a medical professional liability insurance company and NCRIC MSO, Inc., a physician practice management and financial services company.

         We offer medical professional liability insurance and practice management services to physicians and other health care providers in Delaware, the District of Columbia, Maryland, Virginia and West Virginia. We currently provide our insurance products and practice management services to approximately 5,000 physicians throughout this market area as of December 31, 2002. This compares to approximately 4,000 physicians in 2001 and 3,000 physicians in 2000. This increase is primarily driven by growth in our insurance segment. The number of our practice management clients has remained stable at approximately 1,000 over this same period. The following table shows our insurance segment policy count and gross premiums written over the last ten years.

                                      GROSS PREMIUMS
                                       WRITTEN (IN
                    POLICY COUNT        THOUSANDS)
                    ____________    _________________
          1992          1,229       $     23,541
          1993          1,215             22,801
          1994          1,226             21,509
          1995          1,223             19,506
          1996          1,231             19,017
          1997          1,250             17,869
          1998          1,328             19,214
          1999          1,532             21,353
          2000          2,010             22,727
          2001          2,953             34,459
          2002          3,785             51,799

         As reflected in the table above, we have experienced significant growth since 1999, and not during the soft-market pricing environment of the mid-to-late 1990s. We have maintained a disciplined approach towards underwriting, product pricing and loss reserves, and we have remained focused on selective expansion in our core markets as pricing conditions have improved.

         According to data provided by A.M. Best, in 2001, we had 53.3% of the District of Columbia medical professional liability market share. We believe that we have one of the highest retention rates of policyholders in the industry at more than 95%, for 2002, and our market presence has expanded significantly as competing medical professional liability insurers have been forced to either restrict their premium writings or exit the market completely due to financial difficulties.

         We have a strong management team with many years of industry experience. R. Ray Pate, President and Chief Executive Officer, has 7 years with us and 16 years of experience in the medical professional liability insurance business. William E. Burgess, Senior Vice President, has been with us for 22 years and has been responsible for our risk management and claims processing functions. Stephen S. Fargis, Senior Vice President and Chief Operating Officer, joined us in 1995 and has 19 years of experience in the healthcare industry. Mr. Fargis has been responsible for implementing our growth strategy in our existing and new geographic markets. Rebecca B. Crunk, Senior Vice President and Chief Financial Officer, has been with us since 1998 and is responsible for our financial reporting functions. Ms. Crunk is a certified public accountant with 25 years' experience in insurance industry accounting.

         Given the long-tail nature of our professional liability insurance business, we focus on our operating ratio, which combines the ratio of underwriting income or loss to net premiums earned, referred to as the combined ratio, offset by the benefit of investment income generated from our cash and invested assets, also expressed as a percentage of premiums earned. Our average statutory operating ratio for the five year period ended December 31, 2001 was 77.0%. This compares favorably to an average statutory operating ratio of 94.4% for the property and casualty industry over the same period, according to data published by A.M. Best. The long-tail nature also results in a higher level of invested assets and investment income as compared to other property and casualty lines of business. At December 31, 2001 our ratio of cash and invested assets, which totaled $108.6 million, to statutory surplus was 3.3x as compared to 2.7x for the property and casualty industry according to information reported by A.M. Best. For the five years ended December 31, 2001, our net investment income averaged 34.4% of net premiums earned compared to 14.0% for the property and casualty industry over the same period according to information reported by A.M. Best, in each case determined on a statutory basis.

         For the year ended December 31, 2002, we generated $51.8 million of gross premiums written, $30.1 million of net premiums earned and $42.3 million of total revenues. At December 31, 2002, we had consolidated assets of $202.7 million, liabilities of $154.9 million, and stockholders' equity of $47.8 million. Our insurance subsidiaries are rated "A-" (Excellent) by A.M. Best.

FORWARD-LOOKING STATEMENTS

         Certain statements contained herein are not based on historical facts and are "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. These forward-looking statements include: statements of our goals, intentions and expectations; statements regarding our business plans, prospects, growth and operating strategies; and estimates of our risks and future costs and benefits. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

         o general economic conditions, either nationally or in our market area, that are worse than expected;

         o     price competition;

         o inflation and changes in the interest rate environment and performance of financial markets;

         o     adverse changes in the securities markets;

         o changes in laws or government regulations affecting medical professional liability insurance and practice management and financial services;

         o     NCRIC, Inc.'s concentration in a single line of business;

         o     our ability to successfully integrate acquired entities;

         o     changes to our ratings assigned by A.M. Best;

         o     impact of managed healthcare;

         o uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance;

         o     the cost and availability of reinsurance;

         o changes in accounting policies and practices, as may be adopted by our regulatory agencies and the Financial Accounting Standards Board; and

         o     changes in our organization, compensation and benefit plans.

         We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and wish to advise readers that the factors listed above could affect our financial performance and could cause actual results for future periods to differ materially from any opinions or statements expressed with respect to future periods in any current statements. We do not undertake and specifically decline any obligation to publicly release the result of any revisions that may be made to any forward-looking statements to reflect events or circumstances after the date of such statements or to reflect the occurrence of anticipated or unanticipated events.

BUSINESS STRATEGY

         Our business strategy is designed to enhance our profitability and strengthen our position as a leading provider of medical professional liability insurance, alternative risk financing services, and financial and practice management services in the Mid-Atlantic region. The major elements of our business strategy are:

STRENGTHEN AND EXPAND OUR MEDICAL PROFESSIONAL LIABILITY INSURANCE BUSINESS BY:

         ADHERING TO STRICT UNDERWRITING CRITERIA AND DISCIPLINED PRICING PRACTICES. We consistently have followed strict underwriting procedures with respect to the issuance of all of our insurance policies and do not manage our business to achieve a certain level of premium growth or market share. In addition, we solicit the input of physicians from a cross section of medical specialties to assess accurately the underwriting risks in each of our market territories. We seek to achieve our principal objective of attracting and retaining high quality business by focusing on independent physicians who practice individually or in small groups who we believe are more receptive to our service-intensive approach and more likely to remain with us in times of price based competition. We continually monitor market conditions to identify potentially negative trends that may require corrective actions in our prices and underwriting criteria.

         AGGRESSIVELY MANAGING POLICYHOLDER CLAIMS. In addition to prudent risk selection, we seek to control our underwriting results through effective claims management. Our claims department focuses on the early evaluation and aggressive management of medical professional liability claims. We investigate each claim and vigorously litigate claims that we consider unwarranted or claims where settlement resolution cannot be achieved. We have established an understanding of the legal climates in our core market area and we retain locally based attorneys who specialize in medical professional liability defense. We believe this approach contributes to lower overall costs, and results in greater customer loyalty.

         MAINTAINING OUR FINANCIAL STRENGTH. We are rated "A-" (Excellent) by A.M. Best. An "A-" rating is assigned to companies that have, on balance, excellent balance sheet strength, operating performance and business profile. These companies, in A.M. Best's opinion, have a strong ability to meet their ongoing obligations to policyholders. We have sustained our financial strength and stability during difficult market conditions through adhering to strict underwriting, pricing and loss reserving practices. We are committed to abiding to these practices. We recognize the importance of our A.M. Best rating to our customers and agents and intend to manage our business to protect our financial security.

         EXPANDING OUR DISTRIBUTION CHANNELS AND PURSUING STRATEGIC ACQUISITIONS. In addition to our leading position in the District of Columbia, we are a significant insurer in Delaware, Maryland, Virginia, and West Virginia. Historically, direct sales in the District of Columbia were the primary source of written premiums. In recent years, growth in states outside of the District of Columbia has largely come through our independent agents. In 2002, 17% of all new business was written through direct distribution and 83% through independent agents. We believe we can further increase new business through the continued use of independent agents. We also believe that consolidation will continue in the medical professional liability insurance industry. This may give rise to opportunities for us to make strategic acquisitions to expand our business.

         MAINTAINING CLOSE RELATIONSHIPS WITH AREA MEDICAL COMMUNITIES. National Capital Reciprocal Insurance Company was founded in 1980 with the strong support of the Medical Society of the District of Columbia (MSDC) and the District of Columbia's physicians. We maintain the exclusive endorsement of the MSDC, as well as that of the Virginia-based Arlington County Medical Society. We also maintain strong working relationships with the Medical Society of Virginia and the Delaware Medical Society.

         ENHANCING OUR PRODUCT OFFERINGS. We have developed other insurance products in addition to our core medical professional liability insurance offerings. These products include comprehensive premises liability coverage for medical offices and PracticeGard Plus. PracticeGard Plus is designed to protect physicians from costly civil fees and penalties related to the government's regulations regarding billing coding and compliance.

UTILIZE OUR EXPERTISE IN MEDICAL PROFESSIONAL LIABILITY INSURANCE TO OFFER ALTERNATIVE RISK TRANSFER PRODUCTS TO HEALTHCARE PROVIDERS.

         As a result of significant premium rate increases, healthcare providers are seeking alternatives methods to secure medical professional liability coverage. We established ACC under District of Columbia Law in 2001 to form independent protected captive cells to accommodate affinity groups seeking to manage their own risk through an alternative risk transfer structure. Alternative risk transfer is broadly defined as the use of alternative insurance mechanisms as a substitute for traditional risk-transfer products offered by insurers. ACC is well positioned to meet current professional liability insurance market needs due to our ability to manage risk and provide access to increasingly unavailable reinsurance markets. We believe this venture is strategically placed to capitalize on the emerging opportunities as demand for these specialized services increases. Our first protected-cell captive is expected to commence operations upon final regulatory approval, which is anticipated in 2003. We are competing with established national brokerage and specialty companies to provide both the risk transfer vehicle and services to support and manage captives. We also compete on a regulatory level with other jurisdictions and varying regulatory requirements in such domiciles as Hawaii, Bermuda, the Caribbean and Europe.

PROVIDE PRACTICE MANAGEMENT SERVICES TO ASSIST PHYSICIANS IN THE PRACTICE OF MEDICINE.

         We offer practice management and financial services to physicians in the District of Columbia, North Carolina and Virginia. These services are heavily concentrated in North Carolina and Virginia and are utilized by more than 1,000 physicians. Most of our clients are small and solo practitioners. We compete most often with single source providers of individual services who target small business. In our accounting, tax and financial services we also compete with local and regional certified public accounting firms. In our retirement plan administration we compete with large brokerage firms; while with respect to our payroll services we compete with national companies.

GROWTH OPPORTUNITIES

         Financial pressure on medical professional liability companies and market contraction in the industry has occurred as companies that expanded nationally or outside of their traditional market areas have sought to reduce or in some cases eliminate their medical professional liability insurance business on a going forward basis in order to regain financial stability. For several years in the 1990s, many of these carriers engaged in soft-market pricing tactics that generally resulted in lower premiums rates. Reduced profitability, reductions in surplus and capacity constraints have led many medical professional liability carriers to withdraw from, or limit new business in, one or more markets.

         We have maintained strict underwriting criteria and a disciplined approach with respect to pricing our product and establishing reserves. We have remained focused on growth in our existing markets as pricing conditions have improved. Further industry contraction and a hard insurance market characterized by increasing premium rates, lesser competition and a shortage of capital may create additional opportunities for growth within our market area. We are raising additional capital through this offering to better position ourselves to pursue further growth and market opportunities that arise.

         In our market areas, The St. Paul Companies, a national writer and the country's largest medical professional liability insurance carrier in 2001, exited the market leaving behind an approximately 9% industry-wide market share. This had a significant impact on our Delaware and Virginia markets as The St. Paul Companies had 2001 market shares of 22% and 15%, respectively. In addition, Fireman's Fund, another leading carrier also withdrew from the market. Princeton Insurance Company and MIIX Group, Inc. also have restricted writing premium policies to their domiciled states leaving former policyholders seeking coverage in our key markets of Delaware, Maryland and Virginia. Furthermore, financial difficulties have led to the insolvency of Doctors' Insurance Reciprocal (a subsidiary of The Reciprocal Group of America), leaving more than 1,000 physicians needing coverage in Virginia.

         Further industry contraction and a continued hard insurance market may create additional opportunities for expansion within our market area. The additional capital raised in this offering will better position us to pursue continued growth and market opportunities that arise.

COMPETITION

         The competitive environment in the medical professional liability industry has changed significantly over the past several years. We do not expect competition from the national companies, such as The St. Paul Companies and CNA Insurance Companies, which have historically been our largest competitors. The largest writers of medical professional liability insurance have recently decided to retrench or exit the marketplace. As a result, the market now is composed of smaller companies that offer only medical professional liability insurance.

         We expect to face competition from those companies that are focused on narrow geographic markets. In addition, our competitors may have existing relationships with insurance brokers or other distribution channels, which we may be unable to supplant.

         The following is a brief summary of our primary competitors in the jurisdictions in which we operate.

         DISTRICT OF COLUMBIA. We are one of a few remaining carriers currently writing insurance policies in Washington, D.C. According to A.M. Best 2001 data, the most recent available, we have 53% of the District of Columbia medical professional liability market share. The Doctors Company Insurance Group holds a 9% market share in the District of Columbia. Professionals Advocate, a member of The Medical Mutual Group, holds an 8% market share in the District of Columbia.

         DELAWARE. As a result of the withdrawal of The St. Paul Companies and Fireman's Fund from the Delaware market and the downgrade of Princeton Insurance Company, we are expanding our market share among Delaware physicians. Companies licensed to do business in the state include MLMIC Group and SCPIE Holdings, Inc. which hold market shares of 13% and 7%, respectively.

         MARYLAND. We also have been writing insurance policies in Maryland since 1980. The departure of Princeton Insurance Company and MIIX Group, Inc. from Maryland and the insolvency of PHICO Insurance Company has created opportunities for growth in the state. Our primary competitor in Maryland is Medical Mutual of Maryland, a physician-governed carrier that has approximately 49% of the market share.

         VIRGINIA. Our primary competitors in the Virginia marketplace include State Volunteer Mutual Insurance Company, Medical Mutual of North Carolina, The Doctors Company Insurance Group, MAG Mutual Insurance Company, Professionals Advocate, and ProAssurance Corporation. We have experienced significant growth in the Virginia market in the last two years. In 2002, The St. Paul Companies, Princeton Insurance Company and MIIX Group, Inc. exited this market creating additional growth opportunities. In addition, in January 2003 the largest underwriter of medical professional liability insurance in Virginia, Doctors Insurance Reciprocal, entered into receivership, which we believe will present additional growth opportunities. It is estimated that as a result of these developments, approximately 30% of the physicians in Virginia will be seeking alternative coverage.

         WEST VIRGINIA. We currently do not expect to expand our business and we intend to maintain a limited exposure in West Virginia. Although few carriers are currently writing new business in West Virginia, ProAssurance Corporation has emerged as one of the state's primary markets for physicians.

INSURANCE ACTIVITIES

         GENERAL. We provide medical professional liability insurance for independent physicians who practice individually or in small groups. We generally sell an insurance product with $1 million of coverage for any one incident with a $3 million limit for incidents reported within the policy year. Our policies are written on a claims made basis and include coverage for the entire defense cost of the claim. These policies provide coverage for claims arising from incidents that both occur and are reported to us while the policy is in force. A claims-made policy is in force from the starting date of the initial policy period and continues in force from that date through each subsequent renewal. Policyholders can purchase up to $10 million dollars of excess coverage that provides coverage for losses up to $11 million with an annual limit of $13 million.

         UNDERWRITING. Our policyholder services department is responsible for the evaluation of applicants for medical professional liability coverage, the issuance of policies and the establishment and implementation of underwriting standards. In addition, this department provides information to the D.C. Underwriting Committee and Virginia, West Virginia and Delaware Physician Advisory Boards. These boards are comprised of physicians who represent a cross discipline of medical specialties and provide valued input on local standards of care as they relate to understanding medical risk and underwriting in each area. We believe this combination of medical and insurance industry professionals provides a competitive advantage in underwriting services when compared to our competitors.

         We adhere to consistent and strict underwriting procedures with respect to the issuance of all physician medical professional liability policies. Each applicant or member of an applicant medical group is required to complete and sign a detailed application that provides a personal and professional history, the type and nature of the applicant's professional practice, information relating to specific practice procedures, hospital and professional affiliations and a complete history of any prior claims and incidents.

         We also perform a continuous process of underwriting policyholders at renewal. Information concerning physicians with large losses, a high frequency of claims or changing or unusual practice characteristics is developed through renewal applications, claims history and risk management reports.

         CLAIMS. Our claims department is responsible for claims investigation, establishment of appropriate case reserves for losses and LAE, defense planning and coordination, monitoring of attorneys engaged by us to defend an insured against a claim and negotiation of the settlement or other disposition of a claim.

         We emphasize early evaluation and aggressive management of claims. When a claim is reported, our claims professionals complete a preliminary evaluation and set the initial reserve. After a full evaluation of the claim has been completed, which generally occurs within seven months, the initial reserve may be adjusted.

         As of December 31, 2002, we had approximately 517 open cases with an average of 65 cases being handled by each claims representative. Our claims department consists of nine claims professionals and the level of education ranges from certified paralegal to juris doctor. The current professional claims staff has an average of 12 years of experience handling medical professional liability cases. We limit the number of claims handled by each representative to fewer than 90 cases. We believe this number is lower than other companies in the medical professional liability insurance industry.

         Our focus is to maintain a local presence in the jurisdictions where we write coverage. We have obtained an understanding of the local medical and legal climates where we write policies through on-site visits, interviews with local law firms, discussions with policyholders and ongoing communications with local law firms. We retain locally-based attorneys who specialize in medical professional liability defense and share our philosophy to represent our policyholders. We also retain the services of medical experts who are leaders in their specialties and who bring credibility and expertise to the litigation process.

         Our D.C. claims committee is composed of 9 physicians from various specialties and meets monthly to provide evaluation and guidance on claims. The multi-specialty approach of these physicians adds a unique perspective to the claims handling process as it provides an opportunity to obtain the opinions of several different specialists meeting to share their knowledge in the area of liability evaluation and general peer review.

         Our objective of local physician claims guidance is carried out in Delaware, Virginia and West Virginia through advisory boards which serve as our preliminary risk screening mechanism. These boards meet to review medical incidents, assess claims and practice characteristics of current and prospective policyholders, and bring to our attention all matters of special interest to healthcare providers in their state.

         RISK MANAGEMENT. The goal of our risk management staff is to assist our policyholders in identifying potential areas of exposure to loss and to develop strategies to reduce or eliminate such risk. Our risk management committee, a group of nine physicians comprising various specialties, lend their individual expertise in the development of risk management services tailored to the needs of the individual policyholders to aid in this endeavor.

         Our risk management staff presents educational seminars throughout the year in locations convenient to our policyholders. Programs designed to address the needs and interests of physicians are held throughout the District of Columbia, Delaware, Maryland, Virginia and West Virginia, and cover a wide variety of topics. Our staff is also available to present customized programs, on an as requested basis, to individual physician groups and/or office staff.

         Physicians unable to attend a live seminar are given the opportunity to access our risk management services in other ways. Currently, three home study courses are available and accessible either on-line or in booklet format. Those physicians wanting a more involved approach to dealing with their risk management concerns may participate in an office assessment conducted by one of our risk management staff members.

         CME accreditation through the MSDC, allows us to award Category 1 CME credit to those physicians who attend a live seminar, successfully complete a home study course, or undergo an office assessment. Participation in one of these activities also entitles policyholders to a 5% policy premium discount.

         MARKETING. Within the District of Columbia, we market directly to individual physicians and other prospective policyholders through our sponsored relationship with the MSDC, referrals by existing policyholders, advertisements in medical journals, and direct solicitation to licensed physicians. We attract new physicians by targeting medical residents and physicians just entering medical practice. In addition, we participate as a sponsor and participant in various medical group and hospital administrators' programs, medical association and specialty society conventions and similar events. We believe that our comprehensive approach, market knowledge and insurance expertise all play key roles in the successful direct marketing of our medical professional liability insurance in this jurisdiction.

         Our primary marketing channel in Delaware, Maryland, Virginia and West Virginia is our independent agent network. In 2002, our agent network totaled 32 agencies. These agents produced 83% of new premiums and 50% of renewing premiums in 2002. Healthcare providers frequently utilize agents when they purchase medical professional liability insurance. Therefore, we believe that developing our broker relationships in these states is important to grow our market share. We select agents who have demonstrated experience and stability in the medical professional liability insurance industry. Brokers and agents receive market rate commissions and other incentives averaging 9% based on the business they produce and maintain. We strive to foster relationships with those brokers and agents who are committed to promoting our products and are successful in producing business for us. In 2002, we created the President's Gold Circle to recognize agencies that contribute growth in excess of $1 million in premium.

         Account information is communicated to all policyholders and agents through our Policyholder Services Department. This department strives to maintain a close relationship with the medical groups and individual practitioners insured by us as well as the agents who make up our agency network. To best serve clients and agents, we deploy client service representatives who can answer most inquiries and, in other instances, provide immediate access to an appropriate individual who has the expertise to provide a response. For hospital-based programs and large and mid-size medical groups, we have an account manager assigned to each group who leads a team comprised of underwriting, risk management and claims management representatives, each of whom may be contacted directly by the policyholder for prompt response. Over the years, we believe this approach has resulted in our high customer retention and satisfaction rate.

         RISK SHARING ARRANGEMENTS. We have entered into agreements for risk sharing programs for groups of physicians practicing at some hospitals in the Washington, D.C. metropolitan area. The type of risk sharing arrangement offered involves the initial funding of a portion of a premium being held to pay losses. In this type of arrangement, we receive full gross premium, less applicable credits otherwise granted. After quota share losses are determined, if loss development is favorable, any premium in excess of the losses is returned.

         Risk sharing arrangements help lower our risk associated with medical care provided by the hospital's attending physicians. The arrangements also establish a cost-effective source of professional liability coverage for physicians participating in the program.

         We reduced the level of risk share discount offered in our risk sharing programs in 2003, and established an administrative management program for intensive risk management services specific to these programs. This new administrative program is provided on a fee basis and generates additional non-risk bearing revenue.

         RATES. We establish rates and rating classifications for physician and medical group policyholders in the District of Columbia based on the losses and LAE experience we have developed over the past 21 years. For our other market areas, we rely on losses and LAE experience data from the medical professional liability industry. We have various rating classifications based on practice location, medical specialty and other factors. We utilize premium discounts, including discounts for part-time practice, physicians just entering medical practice, claim-free physicians and risk management participation. Generally, total discounts granted to a policyholder do not exceed 25% of the base premium. In addition, surcharges generally do not exceed 25% of the base premium. Effective rates equal our base rate, less any discounts, plus any surcharges to the policyholder.

         Our rates are established based on previous loss experience, loss adjustments expenses, anticipated policyholder discounts or surcharges, and fixed and variable operating expenses. In recognition of the increase in the severity of losses, the weighted average rate increase for our base premiums was 29% effective January 1, 2003, and 15.8% effective January 1,2002.

         RESERVES FOR LOSSES AND LAE. The determination of losses and LAE reserves involves projection of ultimate losses through an actuarial analysis of our claims history and other medical professional liability insurers, subject to adjustments deemed appropriate by us due to changing circumstances. Included in our claims history are losses and LAE paid by us in prior periods, and case reserves for losses and LAE developed by our claims department as claims are reported and investigated. Actuaries rely primarily on historical loss experience in determining reserve levels on the assumption that historical loss experience provides a good indication of future loss experience despite the uncertainties in loss trends and the delays in reporting and settling claims. As additional information becomes available, the estimates reflected in earlier loss reserves might be revised. Any increase or decrease in the amount of reserves, including reserves for insured events of prior years, would have a corresponding adverse or beneficial effect on our results of operations for the period in which the adjustments are made.

         Our estimates of the ultimate cost of settling the claims are based on numerous factors including, but not limited to:

         o     information then known;

         o     predictions of future events;

         o     estimates of future trends in claims frequency and severity;

         o     predictions of future inflation rates;

         o     judicial theories of liability;

         o     judicial interpretations of insurance contracts; and

         o     legislative activity.

         The inherent uncertainty of establishing reserves is greater for medical professional liability insurance because lengthy periods may elapse before notice of a claim or a determination of liability. Medical professional liability insurance policies are long tail policies, which means that claims and expenses may be paid over a period of 10 or more years. This is longer than most property and casualty claims. As a result of these long payment periods, trends in medical professional liability policies may be slow to emerge, and we may not promptly modify our underwriting practices and change our premium rates to reflect underlying loss trends. Finally, changes in the practice of medicine and healthcare delivery, like the emergence of new, larger medical groups that do not have an established claims history, and additional claims resulting from restrictions on treatment by managed care organizations, may not be fully reflected in our underwriting and reserving practices.

         Our independent actuary reviews our reserves for losses and LAE periodically and prepare semi-annual reports that include a recommended level of reserves. We consider this recommendation as well as other factors, like loss retention levels and anticipated or estimated changes in frequency and severity of claims, in establishing the amount of its reserves for losses and LAE. We continually refine reserve estimates as experience develops and claims are settled. Medical professional liability insurance is a line of business for which the initial losses and LAE estimates may change significantly as a result of events occurring long after the reporting of the claim. For example, losses and LAE estimates may prove to be inadequate because of sudden severe inflation or adverse judicial or legislative decisions.

         Activity in the liability for unpaid losses and LAE is summarized as follows:


                                                           YEAR ENDED DECEMBER 31,
                                                ---------------------------------------
                                                    2002          2001          2000
                                                -----------   -----------   -----------
                                                              (IN THOUSANDS)
Balance, beginning of year....................  $    84,560   $    81,134   $    84,282
  Less reinsurance recoverable on unpaid
  claims......................................       29,624        27,312        25,815
                                                -----------   -----------   -----------
Net balance...................................       54,936        53,822        58,467
                                                -----------   -----------   -----------
Incurred related to:
  Current year................................       24,063        23,056        17,829
  Prior years.................................        2,766        (4,198)       (5,883)
                                                -----------   -----------   -----------
     Total incurred...........................       26,829        18,858        11,946
                                                -----------   -----------   -----------
Paid related to:
  Current year................................        1,491         1,599           917
  Prior years.................................       18,664        16,145        15,674
                                                -----------   -----------   -----------
     Total paid...............................       20,155        17,744        16,591
                                                -----------   -----------   -----------
Net balance...................................       61,610        54,936        53,822
  Plus reinsurance recoverable on unpaid
  claims......................................       42,412        29,624        27,312
                                                -----------   -----------   -----------
Balance, end of year..........................  $   104,022   $    84,560   $    81,134
                                                ===========   ===========   ===========

         The amounts shown above and the reserve for unpaid losses and LAE on the chart located on the next page are presented in conformity with GAAP.

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

         The table reflects the effects of all changes in amounts of prior periods. For example, if a loss determined in 1996 to be $100,000 was first reserved in 1992 at $150,000, the $50,000 favorable loss development, being the original estimate minus the actual loss, would be included in the cumulative redundancy in each of the years 1992 through 1996 shown below. This table presents development data by calendar year and does not relate the data to the year in which the claim was reported or the incident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future.


                           1992      1993      1994      1995      1996      1997      1998      1999       2000      2001
                         --------  --------  --------  --------  --------  --------  --------  --------   --------  --------
                                                                   (IN THOUSANDS)
 Reserve for Unpaid
 Losses and LAE......    $ 86,727  $ 88,891  $ 77,647  $ 68,928  $ 68,101  $ 72,031  $ 84,595  $ 84,282   $ 81,134  $ 84,560

CUMULATIVE LIABILITY
PAID THROUGH END OF
YEAR:
   One year later....      18,103    19,786    21,667    16,084    14,916     9,667    13,865    20,813     20,828    21,995
   Two years later...      35,861    39,293    34,829    27,634    22,237    21,810    32,778    38,078     34,253
   Three years later.      51,163    47,348    43,237    32,409    29,135    36,310    42,381    44,696
   Four years later..      56,648    51,845    45,219    34,657    39,938    42,553    44,352
   Five years later..      59,473    52,984    45,682    41,578    44,297    43,581
   Six years later...      60,335    53,208    51,450    43,753    44,724
   Seven years later.      60,440    58,246    52,551    43,962
   Eight years later.      63,395    59,086    52,737
   Nine years later..      64,113    59,108
   Ten years later...      64,115

RE-ESTIMATED LIABILITY:
   One year later....    $ 79,174  $ 70,640  $ 68,891  $ 62,028  $ 61,121  $ 71,419  $ 72,575  $ 77,373   $ 73,582  $ 86,534
   Two years later...      65,174    63,248    66,439    53,429    62,097    64,980    66,733    71,489     73,654
   Three years later.      62,521    65,422    60,858    55,883    58,169    61,336    60,752    68,439
   Four years later..      65,225    64,460    62,625    53,400    54,324    54,996    59,069
   Five years later..      67,681    66,275    61,077    50,744    50,977    53,952
   Six years later...      69,765    64,877    58,220    47,946    50,666
   Seven years later.      68,415    63,514    55,739    47,099
   Eight years later.      67,740    61,262    55,156
   Nine years later..      65,671    60,160
   Ten years later...      64,213

Redundancy (deficiency)  $ 22,514  $ 28,731  $ 22,491  $ 21,829  $ 17,435  $ 18,079  $ 25,526  $ 15,843   $  7,480  $ (1,974)

         General office premises liability incurred losses have been less than 1% of medical professional liability incurred losses in the last five years. We do not have reserves for pollution claims as our policies exclude liability for pollution. We have never been presented with a pollution claim brought against us or our insureds.

         REINSURANCE. We follow customary industry practice by reinsuring a portion of our risks and paying a reinsurance premium based upon the premiums received on all policies subject to reinsurance. By reducing our potential liability on individual risks, reinsurance protects us against large losses. We have full underwriting authority for medical professional liability policies including premises liability policies issued to physicians, surgeons, dentists and professional corporations and partnerships. The 2003 reinsurance program cedes to the reinsurers up to the maximum reinsurance policy limit those risks insured by us in excess of our $1 million retention.

         Although reinsurance does not discharge us from our primary liability for the full amount of our insurance policies, it contractually obligates the reinsurer to pay successful claims against us to the extent of risk ceded. Our current reinsurance program is designed to provide coverage through separate reinsurance treaties for two layers of risk.

         LOSSES IN EXCESS OF $1,000,000 PER CLAIM UP TO $2,000,000. Effective January 1, 2003 to January 1, 2006, the treaty, which reinsures us for losses in excess of $1,000,000 per claim up to $2,000,000, is a fixed rate treaty. The reinsurance premium is agreed upon as a fixed percentage of gross net earned premium income. Gross net earned premium income is our gross premium earned net of discounts for coverage limits up to $2,000,000.

         Effective January 1, 2000 to January 1, 2003 our primary treaty reinsures losses in excess of $500,000 per claim up to $1,000,000 and is a fixed rate treaty. Our first excess cession treaty covers losses up to $1,000,000 in excess of $1,000,000 per claim. For risks related to claims submitted January 1, 2000 to January 1, 2003, under this first excess cession treaty, we cede 100% of our risks and premium.

         For claims submitted for 1999 and prior years, we have a swing-rated treaty which reinsures us for losses in excess of $500,000 per claim up to $1,000,000, subject to an inner aggregate deductible of 5% of gross net earned premium income. The ultimate reinsurance premium is subject to incurred losses and ranges between a minimum premium of 4% of gross net earned premium income and a maximum premium of 22.5% of gross net earned premium income. The inner aggregate deductible means that we must pay losses within the reinsurance layer until the inner aggregate deductible is satisfied. We paid a deposit premium equal to 14% of gross net earned premium income that is ultimately increased or decreased based on actual losses, subject to the minimum and maximum premium. Following are the reinsurance premium terms for the swing-rated treaty for calendar years 1999, 1998, 1997 and 1996.

                                          PERCENTAGE OF GROSS NET EARNED
                                                PREMIUM INCOME
                                  ----------------------------------------------
                                     1999         1998        1997        1996
                                  ---------     --------    --------    --------
Deposit premium..............         14.0%        14.0%       14.0%       14.0%
Maximum premium..............         22.5         22.5        22.5        30.0
Minimum premium..............          4.0          4.0         4.0         4.0
Inner aggregate deductible...          5.0          5.0         5.0        10.0

         We have recorded, based on actuarial analysis, management's best estimate of premium expense under the terms of the swing-rated treaty. In the initial year of development for each coverage year, the premium was capped at the maximum rate. We then adjust the liability and expense as losses develop in subsequent years.

         For claims related to 1999 and prior years, we cede 91% of its risks and premium to the $1,000,000 excess layer treaty program and retain 9% of the risks and premium. We receive a ceding commission from the reinsurers to cover the costs associated with issuing this coverage.

         LOSSES UP TO $9,000,000 IN EXCESS OF $2,000,000 PER CLAIM. An excess cession layer treaty covers losses up to $9,000,000 in excess of $2,000,000 per claim. We cede 100% of our risks to the $2,000,000 excess layer treaty program and retain none of the risks. The premium for the $2,000,000 excess layer treaty is 100% of the premium collected from insureds for this coverage. We receive a ceding commission from the reinsurers to cover the costs associated with issuing this coverage.

         Ceding commissions, which are 15% of gross ceded reinsurance premiums in the excess layer and other treaties are deducted from other underwriting expenses. Ceding commissions were $1.1 million, $644,000 and $357,000 in 2002, 2001 and 2000, respectively.

         Additionally, our reinsurance program protects us from paying multiple retentions for claims arising out of one event. In most situations we will only pay one $1,000,000 retention regardless of the number of original policies or claimants involved. We also have protection against losses in excess of its existing reinsurance. We may provide higher policy limits reinsured through facultative reinsurance programs. Facultative reinsurance programs are reinsurance programs which are specifically designed for a particular risk not covered by our existing reinsurance arrangements.

         We determine the amount and scope of reinsurance coverage to purchase each year based upon evaluation of the risks accepted, consultations with reinsurance consultants and a review of market conditions, including the availability and pricing of reinsurance. Our primary reinsurance treaty is placed with non-affiliated reinsurers for a three-year term with annual renegotiations. Our current three-year treaty expires January 1, 2006.

         The reinsurance program is placed with a number of individual reinsurance companies and Lloyds' syndicates to mitigate the concentrations of reinsurance credit risk. Most of the reinsurers are European companies or Lloyds' syndicates; there is a small percentage placed with a domestic reinsurer. As of December 31, 2002, the amounts recoverable from reinsurers attributable to Lloyds of London represents a total of 42 syndicates. We rely on our wholly owned brokerage firm, National Capital Insurance Brokerage, Ltd., Willis Re, Inc. and a London-based intermediary to assist in the analysis of the credit quality of reinsurers. We also require reinsurers that are not authorized to do business in the District of Columbia to post a letter of credit to secure reinsurance recoverable on paid losses.

         The following table reflects reinsurance recoverable on paid and unpaid losses at December 31, 2002 by reinsurer:


                                                                    REINSURANCE       A.M. BEST
REINSURER                                                           RECOVERABLE         RATING
------------                                                      --------------      ---------
                                                                   (IN THOUSANDS)

Lloyd's of London syndicates.................................     $      25,846             A-
Hanover Rueckversicherungs - AG..............................             4,091             A+
CNA Reinsurance LTD..........................................             3,102            NR3
Unionamerica Insurance.......................................             1,948            C++
Transatlantic Reinsurance Company............................             3,491            A++
AXA Reassurance..............................................             2,622             A
Terra Nova Insurance Company LTD.............................             1,208            B++
Other reinsurers.............................................               923            A/A-
                                                                  -------------

    Total....................................................     $      43,231
                                                                  =============

         The effect of reinsurance on premiums written and earned for the years ended December 31, 2002, 2001 and 2000 is as follows:


                                               YEAR ENDED DECEMBER 31,
                    -----------------------------------------------------------------------------
                              2002                      2001                       2000
                    ------------------------  -------------------------  ------------------------
                      WRITTEN      EARNED       WRITTEN       EARNED       WRITTEN      EARNED
                    -----------  -----------  -----------   -----------  -----------  -----------
                                                   (IN THOUSANDS)
Direct...........   $    51,799  $    44,113  $    34,459   $    28,192  $    22,727  $    19,965
Ceded............       (18,003)     (14,023)     (10,542)       (7,296)      (5,874)      (4,110)
                    -----------  -----------  -----------   -----------  -----------  -----------
Net..............   $    33,796  $    30,090  $    23,917   $    20,896  $    16,853  $    15,855
                    ===========  ===========  ===========   ===========  ===========  ===========

         In late 1999, we introduced PracticeGard Plus, which provides errors and omissions coverage on Medicare/Medicaid billing to health care providers. This coverage provides up to $1 million in indemnity and expense protection and only pays indemnity on civil fines and penalties. We reinsure 100% of this risk and receive a ceding commission. We intend to evaluate our level of risk acceptance based on how losses develop in the future. Since this coverage protects a new risk based on recently passed national legislation, current loss development is uncertain.

         INVESTMENT PORTFOLIO. Investment income is an important component in support of our operating results. We utilize external investment managers who adhere to policies established and supervised by our investment committee. Our current investment policy has placed primary emphasis on investment grade, fixed income securities and seeks to maximize after-tax yields while minimizing portfolio credit risk. Toward achieving this goal, our investment guidelines, which set the parameters for our investment policy, permit investments in tax-advantaged securities such as municipal bonds and preferred stock. Our investment guidelines document is reviewed and updated as needed but at least annually.

         Deutsche Asset Management (DeAM), previously Zurich Scudder Insurance Asset Management, was the external investment manager for our fixed income securities including tax advantaged preferred stocks for the three years ended December 31, 2002. Effective January 1, 2003, Standish Mellon Asset Management became the external investment manager for our portfolio.

         Each year we, along with our investment manager, have conducted extensive financial analyses of the investment portfolio using stochastic models to develop a risk appropriate investment portfolio given the business environment and risks relevant to us. DeAM supplemented stochastic modeling with the output from their independent investment research and strategy group to develop a tailored investment approach for us. Analysis of our capital structure and risk-bearing ability, valuation, peer comparisons, as well as proprietary and third party modeling, determine the optimal level of tax advantaged investments and provide strategy input.

         DeAM used Dynamic Financial Analysis (DFA) a total company tool to test our capital structure and business plan under numerous potential future economic scenarios. The results of DFA, in the form of probability distributions on key financial statistics, allow us to make risk informed decisions on the structure of our investment portfolio as it relates to our business profile. DFA output has been especially useful in setting portfolio policy regarding average duration and optimizing potential equity exposure.

         We have classified our investments as available for sale and report them at fair value, with unrealized gains and losses excluded from net income and reported, net of deferred taxes, as a component of stockholders' equity. During periods of rising interest rates, as experienced during 1999, the fair value of our investment portfolio will generally decline resulting in decreases in our stockholders' equity. Conversely, during periods of falling interest rates, as experienced during 2002, the fair value of our investment portfolio will generally increase resulting in increases in our stockholders' equity.

         The following table sets forth the fair value and the amortized cost of our investment portfolio at the dates indicated.

                                                          GROSS         GROSS
                                         AMORTIZED     UNREALIZED    UNREALIZED
                                           COST           GAINS         LOSSES       FAIR VALUE
                                       ------------   -----------    ----------     ------------
                                                             (IN THOUSANDS)
AT DECEMBER 31, 2002
U.S. Government and agencies......     $     27,664   $       292    $       (4)    $     27,952
Corporate.........................           32,680         1,567          (488)          33,759
Tax-exempt obligations............           30,416         2,309           (21)          32,704
Asset and mortgage-backed securities         19,549           882          (150)          20,281
                                       ------------   -----------    ----------     ------------
                                            110,309         5,050          (663)         114,696
Equity securities.................            5,561           150          (287)           5,424
                                       ------------   -----------    ----------     ------------
  Total...........................     $    115,870   $     5,200    $     (950)    $    120,120
                                       ============   ===========    ==========     ============
AT DECEMBER 31, 2001
U.S. Government and agencies......     $      4,600   $       161    $       --     $      4,761
Corporate.........................           43,739           977        (1,311)          43,405
Tax-exempt obligations............           19,304           634          (134)          19,804
Asset and mortgage-backed securities         28,073           695           (15)          28,753
                                       ------------   -----------    ----------     ------------
                                             95,716         2,467        (1,460)          96,723
Equity securities.................            6,691           118          (407)           6,402
                                       ------------   -----------    ----------     ------------
  Total...........................     $    102,407   $     2,585    $   (1,867)    $    103,125
                                       ============   ===========    ==========     ============
AT DECEMBER 31, 2000
U.S. Government and agencies......     $     13,037   $       490    $      (14)    $     13,513
Corporate.........................           32,301           181        (1,763)          30,719
Tax-exempt obligations............           15,379           631            --           16,010
Asset and mortgage-backed securities         31,335           208          (303)          31,240
                                       ------------   -----------    ----------     ------------
                                             92,052         1,510        (2,080)          91,482
Equity securities.................            7,121            45          (603)           6,563
                                       ------------   -----------    ----------     ------------
  Total...........................     $     99,173   $     1,555    $   (2,683)    $     98,045
                                       ============   ===========    ==========     ============

         Our investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. Our investment policy provides that all security purchases be limited to rated securities or unrated securities approved by management on the recommendation of our investment advisor. At December 31, 2002, we held 58 asset and mortgage-related securities, most of which had a quality of Agency/AAA. Collectively, our mortgage-related securities had an average yield to maturity of approximately 3.42%. Approximately 53.4% of the mortgage-related securities are pass-through securities. We do not have any interest only or principal only pass-through securities.

         The following table contains the investment quality distribution of our fixed maturity investments at December 31, 2002.

      TYPE/RATINGS OF INVESTMENT                     PERCENTAGE
      -----------------------------------------      ----------
      Treasury/Agency..........................        34.4%
      AAA......................................        29.8
      AA.......................................         9.8
      A........................................        19.7
      BBB......................................         6.1
      B........................................         0.2
                                                      -----
                                                      100.0%
                                                      =====

         The ratings set forth in the table are based on ratings assigned by Standard & Poor's Corporation and Moody's Investors Service, Inc.

         The following table sets forth information concerning the maturities of fixed maturity securities in our investment portfolio as of December 31, 2002, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                AT DECEMBER 31, 2002
                                      ----------------------------------------
                                                                    PERCENTAGE
                                        AMORTIZED                    OF FAIR
                                          COST        FAIR VALUE      VALUE
                                      ----------     -----------   -----------
                                                    (IN THOUSANDS)
Due in one year or less...........    $      742     $      750           1%
Due after one year through five
years.............................        40,685         42,283          35
Due after five years through ten
years.............................        36,707         38,825          32
Due after ten years...............        12,626         12,557          10
                                      ----------     ----------    --------
                                          90,760         94,415          78%
Equity securities.................         5,561          5,424           5
Asset and mortgage-backed securities      19,549         20,281          17
                                      ----------     ----------    --------
   Total..........................    $  115,870     $  120,120         100%
                                      ==========     ==========    ========

         Proceeds from bond maturities, sales and redemptions of available for sale investments during the years 2002, 2001, and 2000 were $39.0 million, $22.0 million and $10.5 million, respectively. Gross gains of $1,437,000, $787,000 and $16,000 and gross losses of $1,568,000, $1,065,000 and $21,000 were realized on available for sale investment redemptions during 2002, 2001, and 2000, respectively.

         The average effective maturity and the average modified duration of the securities in our fixed maturity portfolio as of December 31, 2002 and 2001, was
4.4 years and 4.7 years, respectively.

A.M. BEST COMPANY RATINGS

         A.M. Best, which rates insurance companies based on factors of concern to policyholders, rated NCRIC, Inc. and CML "A-" (Excellent). This is the fourth highest rating of the 15 ratings that A.M. Best assigns. NCRIC, Inc. received its initial rating of "B" in 1988, was upgraded to "B+" in 1989, to "B++" in 1996 and was upgraded to "A-" in 1997. A.M. Best reaffirmed the "A-" ratings of NCRIC, Inc. and CML in 2002. A.M. Best reviews its ratings periodically.

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

         o     the experience and competence of its management; and

         o     its market presence.

RISK FACTORS

OUR RESULTS MAY BE AFFECTED IF ACTUAL INSURED LOSSES DIFFER FROM OUR LOSS
RESERVES

         Significant periods of time often elapse between the occurrence of an insured loss, the reporting of the loss to us and our payment of that loss. To recognize liabilities for unpaid losses, we establish reserves as balance sheet liabilities representing estimates of amounts needed to pay reported losses and the related loss adjustment expenses. The process of estimating loss reserves is a difficult and complex exercise involving many variables and subjective judgments. We regularly review our reserving techniques and our overall level of reserves. As part of the reserving process, we review historical data and consider the impact of various factors such as:

         o     Trends in claim frequency and severity;

         o     Changes in operations;

         o     Emerging economic and social trends;

         o     Inflation; and

         o     Changes in the regulatory and litigation environments.

         This process assumes that past experience, adjusted for the effects of current developments and anticipated trends, is an appropriate, but not necessarily accurate, basis for predicting future events. There is no precise method for evaluating the impact of any specific factor on the adequacy of reserves, and actual results are likely to differ from original estimates. To the extent loss reserves prove to be inadequate in the future, we would need to increase our loss reserves and incur a charge to earnings in the period the reserves are increased, which could have a material adverse impact on our financial condition and results of operations. Although we intend to estimate conservatively our future payments relating to losses incurred, there can be no assurance that currently established reserves will prove adequate in light of subsequent actual experience. Our ultimate liability will be known only after all claims are closed, which is likely to be several years into the future.

         The loss reserves of our insurance subsidiaries also may be affected by court decisions that expand liability on our policies after they have been priced and issued. In addition, a significant jury award, or series of awards, against one or more of our insureds could require us to pay large sums of money in excess of our reserved amounts. Our policy to litigate aggressively claims against our insureds that we consider unwarranted or claims where settlement resolution cannot be achieved may increase the risk that we may be required to make such payments.

THE CHANGE IN OUR REINSURANCE PROGRAM EFFECTIVE JANUARY 1, 2003 EXPOSES US TO LARGER LOSSES

         We increased our retention of loss from $500,000 to $1,000,000 for each and every loss. As a result, we expect a higher level of losses and are subject to a higher level of loss volatility since it is more difficult to predict the number and timing of losses in excess of $500,000.

         We purchase limited reinsurance for protection against more than one insured being involved in a single incident so that we are exposed to no more than one retention of loss in a single medical incident. The limited protection may not be adequate if there are several policyholders involved in a single medical incident and a jury returns an extraordinarily high verdict against all defendants.

OUR EARNINGS MAY NOT INCREASE AS A RESULT OF GROWTH IN NEW BUSINESS IN STATES IN WHICH WE HAVE LIMITED OPERATING EXPERIENCE

         In recent years we have expanded our business in Delaware, Virginia and West Virginia. We utilize publicly available information on loss experience of our competitors when we price our products in states when we can not rely on our own experience. The use of competitor data does not provide the same level of confidence as when we can use our own historical data from territories we have been operating in for many years, i.e., the District of Columbia and Maryland. The increase in uncertainty is a result of us not knowing the effectiveness of our underwriting and claims adjudication process in the new territory.

OUR REVENUES AND INCOME MAY FLUCTUATE WITH INTEREST RATES AND INVESTMENT RESULTS

         We generally rely on the positive performance of our investment portfolio to offset insurance losses and to contribute to our profitability. As our investment portfolio is primarily comprised of interest-earning assets, prevailing economic conditions, particularly changes in market interest rates, may significantly affect our operating results. Changes in interest rates also can affect the value of our interest-earning assets, which are principally comprised of fixed rate investment securities. Generally, the value of fixed rate investment securities fluctuates inversely with changes in interest rates. Interest rate fluctuation could adversely affect our GAAP stockholders' equity, total comprehensive income and/or cash flows. As of December 31, 2002, $119 million of our $120 million investment portfolio was invested in fixed maturities. Unrealized pre-tax net investment gains on investments in fixed maturities were $4.2 million and $700,000 as of December 31, 2002, and 2001, respectively.

         In accordance with our investment policies, the duration of our investment portfolio is intended to be similar to our expectation for the duration of our loss reserves. Changes in the actual duration of our loss reserves from our expectations may affect our results. Our investment portfolio, however, is subject to prepayment risk primarily due to our investments in mortgage-backed and other asset-backed securities. An investment has prepayment risk when there is a risk that the timing of cash flows that result from the repayment of principal might occur earlier than anticipated because of declining interest rates or later than anticipated because of rising interest rates. We are subject to reinvestment risk to the extent that we are not able to reinvest prepayments at rates comparable to the rates on the maturing investments.

REGULATORY CHANGES COULD HAVE A MATERIAL IMPACT ON OUR OPERATIONS

         Our insurance businesses are subject to extensive regulation by state insurance authorities in each state in which we operate. Regulation is intended for the benefit of policyholders rather than stockholders. In addition to the amount of dividends and other payments that can be made by our insurance subsidiaries, these regulatory authorities have broad administrative and supervisory power relating to:

         o     rates charged to insurance customers;

         o     licensing requirements;

         o     trade practices;

         o     capital and surplus requirements; and

         o     investment practices.

         These regulations may impede or impose burdensome conditions on rate increases or other actions that we may want to take to enhance our operating results, and could affect our ability to pay dividends on our common stock. In addition, we may incur significant costs in the course of complying with regulatory requirements. Most states also regulate insurance holding companies like us in a variety of matters such as acquisitions, changes of control, and the terms of affiliated transactions. Future legislative or regulatory changes may adversely affect our business operations.

THE UNPREDICTABILITY OF COURT DECISIONS COULD HAVE A MATERIAL IMPACT ON OUR FINANCIAL RESULTS

         The financial position of our insurance subsidiaries may also be affected by court decisions that expand insurance coverage beyond the intention of the insurer at the time it originally issued an insurance policy or by a judiciary's decision to accelerate the resolution of claims through an expedited court calendar, thereby reducing the amount of investment income we would have earned on related reserves. In addition, a significant jury award, or series of awards, against one or more of our insureds could require us to pay large sums of money in excess of our reserve amount.

OUR REVENUES AND OPERATING PERFORMANCE MAY FLUCTUATE WITH INSURANCE BUSINESS CYCLES

         Growth in premiums written in the medical professional liability industry have fluctuated significantly over the past 10 years as a result of, among other factors, changing premium rates. The cyclical pattern of such fluctuation has been generally consistent with similar patterns for the broader property and casualty insurance industry, due in part to the participation in the medical professional liability industry of insurers and reinsurers which also participate in many other lines of property and casualty insurance and reinsurance. Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns characterized by periods of greater competition in pricing and underwriting terms and conditions, a soft insurance market, followed by period of capital shortage, lesser competition and increasing premium rates, a hard insurance market.

         For several years in the 1990s, the medical professional liability industry faced a soft insurance market that generally resulted in lower premium rates. The medical professional liability industry is currently in a hard insurance market cycle. We cannot predict whether, or the extent to which, the recent increase in premium rates will continue.

OUR GEOGRAPHIC CONCENTRATION TIES OUR PERFORMANCE TO THE ECONOMIC, REGULATORY AND DEMOGRAPHIC CONDITIONS OF THE MID-ATLANTIC REGION

         Our revenues and profitability are subject to prevailing economic, regulatory, demographic and other conditions in the region in which we write insurance. We write our medical professional liability insurance in the District of Columbia, Delaware, Maryland, Virginia and West Virginia. Because our business is concentrated in a limited number of states, we may be exposed to adverse developments that may have a greater affect on us than the risks of doing business in a broader market area.

OUR BUSINESS COULD BE ADVERSELY AFFECTED IF WE ARE NOT ABLE TO ATTRACT AND RETAIN INDEPENDENT AGENTS

         We depend in part on the services of independent agents in marketing our insurance products. We face competition from other insurance companies for the services and allegiance of our independent agents. While we believe that the commissions and services we provide to our agents are competitive with other insurers, changes in commissions, services or products offered by our competitors could make it more difficult for us to attract and retain independent agents to sell our insurance products.

IF WE ARE UNABLE TO MAINTAIN A FAVORABLE A.M. BEST COMPANY RATING, IT MAY BE MORE DIFFICULT FOR US TO WRITE NEW BUSINESS OR RENEW OUR EXISTING BUSINESS

         A.M. Best assesses and rates the financial strength and claims-paying ability of insurers based upon its criteria. The financial strength ratings assigned by A.M. Best to insurance companies represent independent opinions of financial strength and ability to meet policyholder obligations, and are not directed toward the protection of investors. A.M. Best ratings are not ratings of securities or recommendations to buy, hold or sell any security and are not applicable to the securities being offered by this prospectus.

         Our insurance subsidiaries hold a financial strength rating of "A-" (Excellent) by A.M. Best. An "A-" rating is A.M. Best's fourth highest rating out of its 15 possible rating classifications. Financial strength ratings are used by agents and customers as an important means of assessing the financial strength and quality of insurers. If our financial position deteriorates, we may not maintain our favorable rating. A downgrade or withdrawal of any such rating could severely limit or prevent us from writing desirable business or renewing our existing business.

IF MARKET CONDITIONS CAUSE REINSURANCE TO BE MORE COSTLY OR UNAVAILABLE, WE MAY BE REQUIRED TO BEAR INCREASED RISKS OR REDUCE THE LEVEL OF OUR UNDERWRITING COMMITMENTS

         As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of risk underwritten by our insurance company subsidiaries. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase, which may affect the level of our business and profitability. We may be unable to maintain our current reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates. If we are unable to renew our expiring reinsurance coverage or to obtain new reinsurance coverage, either our net exposure risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite.

WE CANNOT GUARANTEE THAT OUR REINSURERS WILL PAY IN A TIMELY FASHION, IF AT ALL, AND, AS A RESULT, WE COULD EXPERIENCE LOSSES

         We transfer some of the risk we have assumed to reinsurance companies in exchange for part of the premium we receive in connection with the risk. Although reinsurance coverage makes the reinsurer liable to us to the extent the risk is transferred, it does not relieve us of our liability to our policyholders. If our reinsurers fail to pay us or fail to pay us on a timely basis, our financial results would be adversely affected.

THE GUARANTY FUND ASSESSMENTS THAT WE ARE REQUIRED TO PAY TO STATE GUARANTY ASSOCIATIONS MAY INCREASE AND OUR RESULTS OF OPERATIONS AND FINANCIAL CONDITIONS COULD BE ADVERSELY AFFECTED

         Each jurisdiction in which we operate has separate insurance guaranty fund laws requiring property and casualty insurance companies doing business within their respective jurisdictions to be members of their guaranty associations. These associations are organized to pay covered claims (as defined and limited by the various guaranty association statutes) under insurance policies issued by insolvent insurance companies. Most guaranty association laws enable the associations to make assessments against member insurers to obtain funds to pay covered claims after a member insurer becomes insolvent. These associations levy assessments (up to prescribed limits) on all member insurers in a particular state on the basis of the proportionate share of the premiums written by member insurers in the covered lines of business in that state. Maximum assessments permitted by law in any one year generally vary between 1% and 2% of annual premiums written by a member in that state.

         Property and casualty guaranty fund assessments incurred by us totaled $355,000 and $243,000 for 2002 and 2001, respectively. Our policy is to accrue the guaranty fund assessments when notified and in accordance with GAAP. We cannot reasonably estimate liabilities for insolvency because of the lack of adequate financial data on insolvent companies.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY THE LOSS OF ONE OR MORE EMPLOYEES

         We are heavily dependent upon our senior management and the loss of services of our senior executives could adversely affect our business. Our success has been, and will continue to be, dependent on our ability to retain the services or our existing key employees and to attract and retain additional qualified personnel in the future. The loss of services of any of our senior management or any other key employee, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations. While we have employment agreements with our senior executives, we currently do not maintain key employee insurance with respect to any of our employees.

WE ARE A HOLDING COMPANY AND ARE DEPENDENT ON DIVIDENDS AND OTHER PAYMENTS FROM OUR OPERATING SUBSIDIARIES, WHICH ARE SUBJECT TO DIVIDEND RESTRICTIONS

         We are a holding company whose principal source of funds is cash dividends and other permitted payments from our operating subsidiaries, principally NCRIC, Inc. If our subsidiaries are unable to make payments to us, or are able to pay only limited amounts, we may be unable to pay dividends or make payments on our indebtedness. The payment of dividends by these operating subsidiaries is subject to restrictions set forth in the insurance laws and regulations of the District of Columbia. See "Insurance Regulatory Matters - Regulation of Dividends and Other Payments From Our Operating Subsidiaries."

OUR PROFITABILITY COULD BE ADVERSELY AFFECTED BY MARKET DRIVEN CHANGES IN THE HEALTHCARE INDUSTRY

         Managed care has negatively impacted physicians' ability to efficiently conduct a traditional medical practice. As a result, many physicians have joined or affiliated with managed care organizations, healthcare delivery systems or practice management organizations. The impact of managed care and tightened Medicare/Medicaid reimbursement may impact a physician's decision to continue purchasing consulting and practice management services, shifting a purchase decision from quality and value to price only. Larger healthcare systems generally retain more risk by accepting higher deductibles and self-insured retentions or form their own captive insurance companies. This consolidation has reduced the role of the individual physician and the small medical group, which represents a significant portion of our policyholders, in the medical professional liability insurance purchasing decision.

RISING INTEREST RATES WOULD INCREASE INTEREST COSTS ASSOCIATED WITH THE TRUST PREFERRED SECURITIES ISSUED BY US

         In December 2002 we issued $15,000,000 of trust preferred securities. The trust preferred securities bear interest at a rate of 400 basis points over the three-month London Interbank Offered Rate (LIBOR) and adjust quarterly subject to a maximum interest rate of 12.5%. Our interest expense will increase if the three-month LIBOR increases.

STATE INSURANCE REGULATORS MAY NOT BE WILLING TO APPROVE OUR CAPTIVE INSURANCE OPERATIONS

         While higher pricing and reduced availability of traditional insurance sources have created favorable market conditions for this risk financing vehicle, state insurance regulatory may not be willing to approve our captive insurance operations or market conditions may change.

A DECLINE IN REVENUE AND PROFITABILITY IN NCRIC MSO COULD RESULT IN A SFAS 142 IMPAIRMENT CHARGE

         NCRIC MSO's revenue is subject to clients facing declining reimbursement for their services. Therefore, in an effort to pare their own expenses to improve their net profitability, our clients may not order new services, or may diminish and possibly cease using our existing services. This could result in a reduction of revenue to us, thereby reducing net income and resulting in an impairment charge relative to the goodwill ascribed to NCRIC MSO.

INSURANCE COMPANY REGULATION

         GENERAL. NCRIC, Inc. is subject to supervision and regulation by the District of Columbia Department of Insurance and Securities Regulation and insurance authorities in Maryland. CML is subject to supervision and regulation by the District of Columbia Department of Insurance and Securities Regulation and insurance authorities in Delaware, Maryland, Virginia and West Virginia. This regulation is concerned primarily with the protection of policyholders' interests rather than stockholders' interests. Accordingly, decisions of insurance authorities made with a view to protecting the interests of policyholders may reduce our profitability. The extent of regulation varies by jurisdiction, but this regulation usually includes:

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

         Without the approval of the District of Columbia Commissioner of Insurance and Securities, neither NCRIC, Inc. nor CML may diversify out of the healthcare and insurance fields through an acquisition or otherwise.

         NAIC CODIFICATION. The Codification of Statutory Accounting Principles was developed by the NAIC as a comprehensive guide to statutory accounting intended to provide analysts and other users with more comparable financial statements. Much of statutory accounting is based on GAAP with modifications that emphasize the concepts of conservatism and solvency inherent in statutory accounting. The Codification was mandated by the NAIC to be effective as of January 1, 2001. Statutory accounting changes resulting from this guidance do not have an effect on the financial statements prepared in accordance with GAAP, which have been included with this document and filed with the Securities and Exchange Commission.

         GUARANTY FUND LAWS. Each of the jurisdictions in which we do business has guaranty fund laws under which insurers doing business in those jurisdictions can be assessed on the basis of premiums written by the insurer in that jurisdiction in order to fund policyholder liabilities of insolvent insurance companies. Under these laws in general, an insurer is subject to assessment, depending upon its market share of a given line of business, to assist in the payment of policyholder claims against insolvent insurers. In the District of Columbia, insurance companies are assessed in three categories: (i) automobile; (ii) workers' compensation; and (iii) all other. An insurance company licensed to do business in the District of Columbia is only liable to pay an assessment if another insurance company within its category becomes insolvent. We are in the "all other" category.

         Significant assessments could have a material adverse effect on our financial condition or results of operations. While we will not necessarily be liable to pay assessments each year, the insolvency of another insurance company within our category of insurance could result in the maximum assessment being imposed on us over several years. We cannot predict the amount of future assessments. During 2001 we received an assessment due to the insolvency of Reliance Insurance Company. Recently PHICO Insurance Company went into receivership; this resulted in guaranty fund assessments to us of $355,000 in 2002. In each of the jurisdictions in which we conduct business, the amount of the assessment cannot exceed 2% of our direct premiums written per year in that jurisdiction.

         EXAMINATION OF INSURANCE COMPANIES. Every insurance company is subject to a periodic financial examination under the authority of the insurance commissioner of its jurisdiction of domicile. Any other jurisdiction interested in participating in a periodic examination may do so. The last completed periodic financial examination of NCRIC, Inc., based on December 31, 1999 financial statements, was completed and a final report was issued on February 20, 2001. The final report positively assessed our financial stability and operating procedures. The last periodic financial examination report of CML, based on December 31, 2001 financial statements, was issued on August 30, 2002. The periodic financial examination positively assessed CML's financial stability and operating procedures.

         APPROVAL OF RATES AND POLICIES. The District of Columbia, Virginia and Delaware require us to submit rates to regulators on a file and use basis. Under a file and use system, an insurer is permitted to bring new rates and policies into effect on filing them with the appropriate regulator, subject to the right of the regulator to object within a fixed period of days. In each of the District of Columbia, Delaware and Virginia, rating plans, policies and endorsements must be submitted to the regulators 30 days prior to their effectiveness. Maryland and West Virginia are prior approval jurisdictions. The possibility exists that we may be unable to implement desired rates, policies, endorsements, forms or manuals if these items are not approved by an insurance commissioner.

         MEDICAL PROFESSIONAL LIABILITY REPORTS. We principally write medical professional liability insurance, as such, requirements are placed upon us to report detailed information with regard to settlements or judgments against our insureds. In addition, we are required to report to the D.C. Department of Insurance and Securities Regulation or state regulatory agencies or the National Practitioners Data Bank payments, claims closed without payments and actions like terminations or premiums surcharges with respect to our insureds. Penalties may attach if we fail to report to either the Department of Insurance and Securities Regulation or an applicable state insurance regulator or the National Practitioners Data Bank.

         CHANGES IN GOVERNMENT REGULATION OF THE HEALTHCARE SYSTEM. Federal and state governments recently have considered reforming the healthcare system. While some of the proposals could be beneficial to our business the adoption of others could adversely affect us. Public discussion of a broad range of healthcare reform measures will likely continue in the future. These measures that would affect our medical professional liability insurance business and our practice management products and services include, but are not limited to:

         o     spending limits;

         o     price controls;

         o     limits on increases in insurance premiums;

         o     limits on the liability of doctors and hospitals for tort claims;
               and

         o     changes in the healthcare insurance system.


         INSURANCE HOLDING COMPANY REGULATION. The Commissioner of Insurance and Securities of the District of Columbia has jurisdiction over NCRIC Group as an insurance holding company. We are required to file information periodically with the Department of Insurance and Securities Regulation, including information relating to its capital structure, ownership, financial condition and general business operations. In the District of Columbia, transactions by an insurance company with affiliates involving loans, sales, purchases, exchanges, extensions of credit, investments, guarantees or other contingent obligations, which within any 12-month period aggregate at least 3% of the insurance company's admitted assets or 25% of its surplus, whichever is greater, require prior approval. Prior approval is also required for all management agreements, service contracts and cost-sharing arrangements between an insurance company and its affiliates. Some reinsurance agreements or modifications also require prior approval.

         District of Columbia insurance laws also provide that the acquisition or change of control of a domestic insurance company or of any person or entity that controls an insurance company cannot be consummated without prior regulatory approval. A change in control is generally defined as the acquisition of 10% or more of the issued and outstanding shares of an insurance holding company.

         REGULATION OF DIVIDENDS FROM INSURANCE SUBSIDIARIES. The District of Columbia insurance laws limit the ability of NCRIC, Inc. to pay dividends. Without prior notice to and approval of the Commissioner of Insurance and Securities, NCRIC, Inc. may not declare or pay an extraordinary dividend, which is defined as any dividend or distribution of cash or other property whose fair market value, together with other dividends or distributions made, within the preceding 12 months exceeds the lesser of (1) 10% of NCRIC, Inc.'s statutory surplus as of the preceding December 31, or (2) NCRIC, Inc.'s statutory net income excluding realized capital gains, for the 12-month period ending the preceding December 31, but does not include pro rata distributions of any class of our own securities. In calculating net income under the test, NCRIC, Inc. may carry forward net income, excluding realized capital gains, from the previous two calendar years that has not been paid out as dividends. District of Columbia law gives the Commissioner of Insurance and Securities broad discretion to disapprove dividends even if the dividends are within the above-described limits. The District of Columbia permits the payment of dividends only out of unassigned statutory surplus. Using these criteria, as of December 31, 2002, because of the statutory loss from operations in 2002, NCRIC, Inc. would be able to pay approximately $1.2 million in dividends without regulatory approval. CML's dividend restrictions are identical to NCRIC, Inc.'s. Based on its 2002 operating results, CML would be able to pay approximately $500,000 in dividends without prior approval of the Commissioner of Insurance and Securities.

OUR COMPANIES

         We were organized in December 1998 in connection with the reorganization of National Capital Reciprocal Insurance Company into a mutual holding company structure. NCRIC, A Mutual Holding Company owns all of the outstanding shares of NCRIC Holdings, Inc., which prior to July 29, 1999, owned all of the outstanding shares of NCRIC Group, Inc. Effective July 29, 1999, we completed an initial public offering and issued 2,220,000 shares of the common stock to NCRIC Holdings, Inc. and 1,480,000 shares of the common stock in a subscription and community offering at a price of $7.00 per share.

         NCRIC, INC. NCRIC, Inc., a wholly owned subsidiary of NCRIC Group, Inc., is the former National Capital Reciprocal Insurance Company incorporated in 1980 and is a licensed property and casualty insurance company domiciled in the District of Columbia. NCRIC, Inc. provides professional liability insurance to physicians in the District of Columbia. Policyholders of NCRIC, Inc. are also members of NCRIC, A Mutual Holding Company.

         COMMONWEALTH MEDICAL LIABILITY INSURANCE COMPANY. Commonwealth Medical Liability Insurance Company, a wholly owned subsidiary of NCRIC, Inc. incorporated in 1989, is a licensed property and casualty insurance company domiciled in the District of Columbia. CML provides professional liability insurance to physicians in Delaware, Maryland, Virginia and West Virginia and is licensed to conduct business in Tennessee.

         NATIONAL CAPITAL INSURANCE BROKERAGE, LTD. National Capital Insurance Brokerage, Ltd., a wholly owned subsidiary of NCRIC, Inc. incorporated in 1984, is a licensed insurance brokerage that provides reinsurance brokerage services to NCRIC, Inc., CML and protected cells within American Captive Corporation.

         AMERICAN CAPTIVE CORPORATION. ACC, a wholly owned subsidiary of NCRIC, Inc. incorporated in 2001, is an organization that is authorized to form independent protected cells to accommodate affinity groups seeking to manage their own risk through an alternative risk transfer structure. In February 2002, NCRIC announced formation of a joint venture with Risk Services, LLC, to form National Capital Risk Services to offer a complete range of alternative risk transfer services to healthcare clients throughout the nation.

         NCRIC INSURANCE AGENCY, INC. NCRIC Insurance Agency, Inc., a wholly owned subsidiary of NCRIC, Inc. incorporated in 1989, is a licensed insurance agency that has strategic partnerships with experienced brokers to provide life, health, disability, and long term care coverage to our clients. These products are not underwritten by us.

         NCRIC MSO, INC. NCRIC MSO, Inc., a wholly owned subsidiary of NCRIC Group, Inc. incorporated in 1998, provides practice management services and employee benefits services to physicians and dentists in the District of Columbia, North Carolina and Virginia.

         NCRIC PHYSICIANS ORGANIZATION, INC. NCRIC PO, Inc., a wholly owned subsidiary of NCRIC MSO, Inc., was organized in 1994 to provide a network for managed care contracting with third party payers. NCRIC PO no longer contracts as a network and effective October 1, 2004 will reach the end of a settlement agreement with a former health plan partner, American Medical Services. In this settlement, AMS currently pays $6,000 per month to NCRIC PO.

         NCRIC STATUTORY TRUST I. NCRIC Statutory Trust I was formed in 2002 as a special purpose entity for the purpose of issuing trust preferred securities.

PERSONNEL

         As of December 31, 2002, we employed 108 full-time persons. None of our employees are represented by a collective bargaining unit and we consider our relationship with our employees to be good.

WEBSITE DISCLOSURE OF CERTAIN REGULATORY FILINGS

         We maintain a website at www.ncric.com and make available, free of charge, through this website our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to those reports as soon as reasonably practicable after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). These forms can be accessed within the Investor Relations portion of the website by clicking on "SEC Filing."

ITEM 2.       PROPERTIES

         Our principal business operations are conducted from our leased executive offices, which consist of approximately 18,156 square feet located at 1115 30th Street, N.W., Washington, D.C. 20007. The term of the lease is for 10 years, commencing April 15, 1998 and expiring April 30, 2008. Annual rental is $421,476 with 2% annual increases for the first five years of the term. In the sixth year of the term, the rent increases by $2.00 per rentable square foot and remains at that level for the balance of the term. We have the option to renew the lease for one additional term of five years. We also maintain office space in Lynchburg and Richmond, Virginia as well as in Greensboro, North Carolina.

         The following table sets forth the facilities leased by us at December 31, 2002, along with the applicable lease expiration date:

                                                                  LEASE
                    PROPERTY LOCATION                         EXPIRATION DATE
-----------------------------------------------------------  -----------------
OFFICES:

1115 30th Street, N.W., Washington, D.C. 20007               April 30, 2008

424 Graves Mill Road, Lynchburg, Virginia 24502              October 31, 2007

4701 Cox Road, Richmond, Virginia 23060                      April 30, 2004

600 Green Valley Road, Greensboro, North Carolina 27408      March 31, 2008

ITEM 3.       LEGAL PROCEEDINGS

         We are from time to time named as a defendant in various lawsuits incidental to our insurance business. In many of these actions, plaintiffs assert claims for exemplary and punitive damages. We vigorously defend these actions, unless a reasonable settlement appears appropriate. We believe that these legal proceedings in the aggregate are not to our consolidated financial condition.

ITEM 4.       SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.       MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
              MATTERS

         We do not currently pay cash dividends on our common stock and we do not intend to pay any cash dividends in the foreseeable future. As a holding company with no direct operations, we rely on cash dividends and other permitted payments from our insurance subsidiaries to pay any future dividends to our stockholders. State insurance laws and restrictions under our credit agreement limit the amounts that may be paid to us by our insurance subsidiaries See "Business of NCRIC Group - Insurance company regulation."

         Our common stock is traded on the Nasdaq SmallCap Market under the symbol "NCRI." The following table sets forth the high and low closing prices for shares of our common stock for the periods indicated. As of December 31, 2002, there were 1,488,399 publicly held shares of our common stock issued and outstanding held by approximately 333 shareholders of record.

YEAR ENDED DECEMBER 31, 2002                         HIGH               LOW
----------------------------                      -----------        ----------
Fourth quarter                                      $11.000            $9.870
Third quarter                                        11.200             9.940
Second quarter                                       11.625            10.350
First quarter                                        12.980            10.430

YEAR ENDED DECEMBER 31, 2001                         HIGH               LOW
----------------------------                      -----------        ----------
Fourth quarter                                      $12.000            $9.750
Third quarter                                        12.120             9.900
Second quarter                                       14.000             8.000
First quarter                                         9.750             8.250

         Set forth below is information as of December 31, 2002 as to any equity compensation plans of the Company that provides for the award of equity securities or the grant of options, warrants or rights to purchase equity securities of the Company.


====================================================================================================================
                                 NUMBER OF SECURITIES TO
                                 BE ISSUED UPON EXERCISE                                   NUMBER OF SECURITIES
   EQUITY COMPENSATION PLANS      OF OUTSTANDING OPTIONS        WEIGHTED AVERAGE         REMAINING AVAILABLE FOR
   APPROVED BY SHAREHOLDERS             AND RIGHTS               EXERCISE PRICE            ISSUANCE UNDER PLAN
--------------------------------------------------------------------------------------------------------------------
Stock Option Plan.............       74,000                    $7.00                        0
--------------------------------------------------------------------------------------------------------------------
Stock Award Plan..............       24,667(1)                 Not Applicable               0
--------------------------------------------------------------------------------------------------------------------
EQUITY COMPENSATION PLANS NOT        None                      None                         None
APPROVED BY SHAREHOLDERS
--------------------------------------------------------------------------------------------------------------------
     Total....................       98,667                    $7.00                        0
====================================================================================================================

_______________________________
(1)  Represents shares that have been granted but have not yet vested.

ITEM 6.       SELECTED FINANCIAL DATA

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

         The following tables set forth selected consolidated historical financial and other data of NCRIC Group for the years and at the dates indicated is derived in part from and should be read together with the audited consolidated financial statements and notes thereto of NCRIC Group, as well as with "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Form 10-K.


                                                          AT OR FOR THE YEAR ENDED DECEMBER 31,
                                            ----------------------------------------------------------------
                                               2002         2001          2000          1999         1998
                                            -----------  ----------    ----------    ----------   ----------
                                                                  (DOLLARS IN THOUSANDS)
STATEMENT OF OPERATIONS DATA:
Gross premiums written.................     $   51,799   $   34,459    $   22,727    $   21,353   $   19,214
                                            ==========   ==========    ==========    ==========   ==========

Net premiums written after renewal credits  $   33,804   $   23,624    $   15,610    $   16,188   $   21,014
                                            ==========   ==========    ==========    ==========   ==========

Net premiums earned....................     $   30,098   $   20,603    $   14,611    $   14,666   $   18,459
Net investment income..................          5,915        6,136         6,407         6,089        5,996
Net realized investment (losses) gains.           (131)        (278)           (5)          (71)         159
Practice management and related income.          5,800        6,156         5,317         4,576           78
Other income...........................          1,013          602           470           373          357
                                            ----------   ----------    ----------    ----------   ----------
   Total revenues......................         42,695       33,219        26,800        25,633       25,049

Losses and loss adjustment expenses....         26,829       18,858        11,946        12,867       15,677
Underwriting expenses..................          8,168        4,877         3,591         3,010        3,858
Practice management and related expenses         5,811        6,063         4,970         4,845          378
Other expenses.........................          1,467        1,245         1,237         1,439        1,510
                                            ----------   ----------    ----------    ----------   ----------
   Total expenses......................         42,275       31,043        21,744        22,161       21,423

Income before income taxes.............            420        2,176         5,056         3,472        3,626
Income tax provision (benefit).........           (322)         597         1,561           967        1,079
                                            ----------   ----------    ----------    ----------   ----------
Net income.............................     $      742   $    1,579    $    3,495    $    2,505   $    2,547
                                            ==========   ==========    ==========    ==========   ==========

BALANCE SHEET DATA:
Invested assets........................     $  120,120   $  103,125    $   98,045    $   95,092   $   96,348
Total assets...........................        202,687      161,002       145,864       140,947      134,326
Reserves for losses and loss
adjustment expenses..................          104,022       84,560        81,134        84,282       84,595
Total liabilities....................          154,870(1)   116,548       104,415       105,152      103,315
Total stockholders' equity.............         47,817       44,454        41,449        35,795       31,011

SELECTED GAAP UNDERWRITING RATIOS(2):
Losses and loss adjustment expenses ratio         89.1%        91.5%         81.7%         87.7%        84.9%
Underwriting expense ratio.............           27.2%        23.7%         24.6%         20.5%        20.9%
Combined ratio after renewal credits...          116.3%       115.2%        106.3%        108.2%       105.8%

SELECTED STATUTORY DATA:
Losses and loss adjustment expenses ratio         89.2%        90.0%         75.3%         80.8%        82.5%
Underwriting expense ratio.............           22.6%        21.8%         19.7%         15.7%        15.1%
Combined ratio.........................          111.8%       111.8%         95.0%         96.5%        97.6%
Operating ratio(3).....................           92.4%        84.3%         63.6%         66.7%        82.5%
Ratio   of   net   premiums   written
  to policyholders' surplus............            0.83         0.77          0.60          0.63         1.24
Policyholders' surplus.................     $   44,269   $   32,759    $   29,764    $   29,212   $   24,116

__________________________
(1)  Includes $15.0 million of Trust Preferred Securities.
(2) In calculating GAAP underwriting ratios, renewal credits are considered a reduction of premium income. In addition, earned premium is used to calculate the GAAP loss and underwriting expense ratios. For statutory purposes, renewal credits are not considered a reduction in premium income, and written premiums are used to calculate the statutory underwriting expense ratio. Due to these differences in treatment, GAAP combined ratios can differ significantly from statutory combined ratios. See Note 11 to the consolidated financial statements for a discussion of the differences between statutory and GAAP reporting.
(3) The operating ratio is the statutory combined ratio offset by the benefit of investment income expressed as a percentage of premiums earned.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                                     GENERAL

         The financial statements and data presented herein have been prepared in accordance with generally accepted accounting principles (GAAP) unless otherwise noted. GAAP differs from statutory accounting practices used by regulatory authorities in their oversight responsibilities of insurance companies. See Note 11 to the consolidated financial statements for a reconciliation of our net income and equity between GAAP and statutory accounting bases.

                          CRITICAL ACCOUNTING POLICIES

         Following is a discussion of key financial concepts and of those accounting policies which we believe to be the most critical. That is, these are most important to the portrayal of our financial condition and results of operations and they require management's most complex judgments, including the need to make estimates about the effect of insurance losses and other matters that are inherently uncertain.

         PREMIUM INCOME. Gross premiums written represent the amounts billed to policyholders. Gross premiums written are reduced by premiums ceded to reinsurers and renewal credits in determining net premiums written. Premiums ceded to reinsurers represent the cost to us of reducing our exposure to medical professional liability losses by transferring agreed upon insurance risks to reinsurers through a reinsurance contract or treaty. Renewal credits are reductions in premium billings to renewing policyholders. Net premiums written are adjusted by any amount which has been billed but not yet earned during the period in arriving at earned premiums. For several large groups of policyholders, we have insurance programs where the premiums are retrospectively determined based on losses during the period. Under all of the current programs, the full premium level is determined and billed at the inception of the policy term. The premium level could potentially be reduced and a premium refund made if the program loss experience is favorable. Premiums billed under retrospective programs are recorded as premiums written, while premium refunds accrued under retrospective programs are recorded as unearned premiums. Under retrospective programs, premiums earned are premiums written reduced by premium refunds accrued. Premium refunds are accrued to reflect the risk-sharing program results on a basis consistent with the underlying loss experience. The program loss experience is that which is included in the determination of our losses and loss adjustment expenses (LAE). As described more fully below, one component of the expense for losses and LAE is the estimate of future payments for claims and related expenses of adjudicating claims.

         Unearned premiums represent premiums billed but not yet fully earned at the end of the reporting period. Premiums receivable represent annual billed and unbilled premiums which have not yet been collected.

         RESERVES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES. We write one line of business, medical professional liability. Losses and LAE reserves are estimates of future payments for reported claims and related expenses of adjudicating claims with respect to insured events that have occurred in the past. The change in these reserves from year to year is reflected as an increase or decrease to our losses and LAE.

         Medical professional liability losses and LAE reserves are established based on an estimate of these future payments as reflected in our past experience with similar cases and historical trends involving claim payment patterns. Other factors that modify past experience are also considered in setting reserves, including court decisions; economic conditions; current trends in losses; and inflation. Reserving for medical professional liability claims is a complex and uncertain process, requiring the use of informed estimates and judgments. Although we intend to estimate conservatively our future payments relating to losses incurred, there can be no assurance that currently established reserves will prove adequate in light of subsequent actual experience.

         The estimation process is an extensive effort. It begins in our claims department with the initial report of a claim. For each claim reported, a case reserve is established by the claims department based on analysis of the facts of the particular case and the judgment of claims management. This estimation process is not by formula but is driven by the investigation of facts combined with the experience and insight of claims management applied to each individual case. The timing of establishing case reserves follows established protocols based on the underlying facts and circumstances on a case by case basis. Specific factors considered include: the claimants assertion of loss; the amount of documented damages asserted; an expert medical assessment; the jurisdiction where the incident occurred; our experience with any similar cases in the past; as well as any other factors pertinent to the specific case.

         Each quarter, the aggregate of case reserves by report year is compiled and subjected to extensive analysis. Semiannually, our independent actuary performs an actuarial valuation of reserves based on the data comprising our detailed claims experience since inception.

         The actuarial valuation entails application of various statistically based actuarial formulae, an analysis of trends, and a series of judgments to produce an aggregate estimate of our liability at the balance sheet date. Specific factors included in the estimation process include: the level of case reserves by jurisdiction by report year; the change in case reserves between each evaluation date; historical trends in the development of our initial case reserves to final conclusion; expected losses and LAE levels based on past experience relative to the level of premium earned; reinsurance treaty terms; and any other pertinent factors that may arise.

         In consultation with our independent actuary, we utilize several methods in order to estimate losses and LAE reserves by projecting ultimate losses. By utilizing and comparing the results of these methods, we are better able to analyze loss data and establish an appropriate reserve. Our independent actuary provides a point estimate for loss reserves rather than a range. The actuarial valuation of reserves is a critical component of the financial reporting process and provides the foundation for the determination of reserve levels. In addition to reporting under GAAP, we file financial statements with state regulatory authorities based on statutory accounting requirements. These requirements include a certification of reserves by an appointed actuary. The reserves in our statutory filings have been certified by an independent medical professional liability insurance actuary.

         Our ultimate liability will be known after all claims are closed, which is likely to be several years into the future. For example, as of December 31, 2002, the oldest report date of an open claim is 1993. Incurred losses for each report year will develop with a change in estimate in each subsequent calendar year until all claims are closed for that report year. Loss development could potentially have a significant impact on our results of operations. Developments changing the ultimate liability as little as 1% could have a material impact on our reported operating results.

         The inherent uncertainty in establishing reserves is relatively greater for companies writing long-tail medical professional liability business. Each claim reported has the potential to be significant in amount. For the three-year period ended December 31, 2002, the average indemnity payment per paid claim was $360,000 with total indemnity payments of $12.9 million, $14.0 million and $14.8 million for the years ended December 31, 2002, 2001 and 2000, respectively. The cost of individual indemnity payments over this three-year period ranged from $1,000 to $3 million. Due to the extended nature of the claim resolution process and the wide range of potential outcomes of professional liability claims, established reserve estimates may be adversely impacted by: judicial expansion of liability standards; unfavorable legislative actions; expansive interpretations of contracts; inflation associated with medical claims; lack of a legislated cap on non-economic damages; and the propensity of individuals to file claims. These risk factors are amplified given the increase in new business written in new markets because there is limited historical data available which can be used to estimate current loss levels. We refine reserve estimates as experience develops and additional claims are reported or existing claims are closed; adjustments to losses reserved in prior periods are reflected in the results of the periods in which the adjustments are made.

         Losses and LAE reserve liabilities as stated on the balance sheet are reported gross before recovery from reinsurers for the portion of the claims covered under the reinsurance program. Losses and LAE expenses as stated on the income statement are reported net of reinsurance recoveries.

         REINSURANCE. We manage our exposure to individual claim losses, annual aggregate losses, and LAE through our reinsurance program. Reinsurance is a customary practice in the industry. It allows us to obtain indemnification against a specified portion of losses associated with insurance policies we have underwritten by entering into a reinsurance agreement with other insurance enterprises or reinsurers. We pay or cede part of our policyholder premium to reinsurers. The reinsurers in return agree to reimburse us for a specified portion of any claims covered under the reinsurance contract. While reinsurance arrangements are designed to limit losses from large exposures and to permit recovery of a portion of direct losses, reinsurance does not relieve us of liability to our insureds.

         Under our current primary reinsurance contract, the premium ceded to the reinsurers is based on a fixed rate applied to policy premium for that coverage layer. During the year, estimated payments are made to the reinsurers, and a final adjustment is made at the end of the year to reflect actual premium earned in accordance with the treaty. For the years through 2002, we retained risk exposure up to $500,000 for each and every claim. Beginning January 1, 2003, the retention level has been increased to $1,000,000 for each and every claim.

         For 1999 and prior years, in accordance with one of our primary reinsurance contracts, the portion of the policyholder premium ceded to the reinsurers was swing-rated or experience-rated on a retrospective basis. This swing-rated cession program is subject to a minimum and maximum premium range to be paid to the reinsurers in the future, depending upon the extent of losses actually paid by the reinsurers. A deposit premium is paid by us during the initial policy year. An additional liability, "retrospective premiums accrued under reinsurance treaties" is recorded by us to represent an estimate of net additional payments to be made to the reinsurers under the program, based on the level of loss and LAE reserves recorded. Like loss and LAE reserves, adjustments to prior year ceded premiums payable to the reinsurers are reflected in the results of the periods in which the adjustments are made. The swing-rated reinsurance premiums are estimated in a manner consistent with the estimation of our loss reserves, and therefore contain uncertainties like those inherent in the loss reserve estimate.

         Our practice for accounting for the liability for retrospective premiums accrued under reinsurance treaties was to record the current year swing-rated reinsurance premium at management's best estimate of the ultimate liability, which was generally the maximum rate payable under terms of the treaty. Due to the long tail nature of the medical professional liability insurance business, it takes several years for the losses for any given report year to fully develop. Since the ultimate liability for reinsurance premiums depends on the ultimate losses, among other things, it is several years after the initial reinsurance premium accrual before the amount becomes known. During the intervening periods, reevaluations are made and adjustments to the accrued retrospective premiums are made as considered appropriate by management.

         Exposure to individual losses in excess of $1 million is known as excess layer coverage. Excess layer premiums are recorded as current year reinsurance ceded costs. Under the excess layer treaties, prior to 2000 we ceded to our reinsurers over 90% of our exposure. Effective since January 1, 2000, we cede 100% of our risks and premiums related to these coverage layers.

         INVESTMENT PORTFOLIO. Our investment portfolio is composed principally of fixed maturity securities classified as available-for-sale. All securities with gross unrealized losses at the balance sheet date are evaluated for evidence of other-than-temporary impairment, on a quarterly basis. We write down to fair value any security with an impairment that is deemed to be other-than-temporary in the period the determination is made. The assessment of whether such impairment has occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Factors considered in the evaluation include but are not limited to: (1) interest rates; (2) market-related factors other than interest rates; and (3) financial conditions, business prospects and other fundamental factors specific to the securities issuer. Declines attributable to issuer fundamentals are reviewed in further detail. We have a security monitoring process which includes quarterly review by an investment committee comprised of members of our Board of Directors and representatives of policyholders. Our CEO and CFO also participate in the committee meetings in which our professional investment advisors review with the committee and management the analysis prepared by our investment manager of each security that has certain characteristics including, but not limited to: deterioration of the financial condition of the issuer; the magnitude and duration of unrealized losses; and the credit rating and industry of the issuer. The primary factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; whether the issuer is current on contractually obligated interest and principal payments; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery.

         The evaluation for other-than-temporary impairments is a quantitative and qualitative process involving judgments which is subject to risks and uncertainties. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition and the effects of changes in interest rates.

         GOODWILL. In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill ceased upon adoption of SFAS 142 on January 1, 2002.

         Our goodwill asset, $7.3 million as of December 31, 2002, resulted from the 1999 acquisition of three businesses which now operate as divisions of the Practice Management Services Segment. We completed our initial goodwill impairment testing under SFAS 142 and concluded that the goodwill asset was not impaired as of the date of implementation of SFAS 142, nor was it impaired as of December 31, 2002.

         The basic steps involved in the goodwill impairment test are (1) identification of the reporting unit to be tested; and (2) calculation of the current fair value of the reporting unit and comparing it to the carrying value. If the current fair value of the reporting unit exceeds the carrying value, goodwill is not impaired. Because the acquired divisions are not publicly traded, a discounted cash value calculation is used to determine the current fair value of the unit.

         Estimates as to future performance of the divisions along with current market value indicators provide the basis for determination of the current fair value of the unit. There is no guarantee of either the accuracy of the estimate of future performance of the divisions or of the accuracy of current market value indicators, since the real test of market value is what a potential acquirer is willing to pay.

                           RECENT INDUSTRY PERFORMANCE

         Our results of operations have historically been influenced by factors affecting the medical professional liability industry in general. The operating results of the U.S. medical professional liability industry have been subject to significant variations over time due to competition, general economic conditions, judicial trends and fluctuations in interest rates. We actively monitor industry trends and consider them in relation to our circumstances when setting rates or establishing reserves.

         According to the January 2003 Best's Review, published by A.M. Best Company, Inc. (A.M. Best), in 2002, physicians across the country were faced with higher medical professional liability insurance premiums and fewer companies offering the coverage. The escalation in premium rates in recent years is a reflection of rising frequency and severity of claims at a time when premium rates were depressed thereby exacerbating insurers' poor operating performance. The medical professional liability insurance marketplace is adjusting to the departure of The St. Paul Companies, the largest medical professional liability insurer at that time, from the sector, while other companies have scaled back their market share or left some states entirely. Of the 12 states identified by A.M. Best as having a crisis in medical care stemming from the lack of availability of medical professional liability insurance, only one - West Virginia - falls into our market territory. Two of our other market jurisdictions, Virginia and Delaware, have been significantly impacted by the changes in market profile described by Best's Review. In the January 2001 issue of Best's Review, A.M. Best predicted trends to include sustained price increases and worsening claims severity. The realization of this prediction throughout 2001 and 2002 ultimately resulted in the change in the entire medical professional liability insurance market as a number of the insurance providers experienced adverse financial results and subsequently withdrew from the market.

         Medical professional liability lawsuits have been identified as a key factor in the rising cost of the U.S. tort system according to an article in the February 17, 2003, issue of BestWeek, a publication of A.M. Best. The article further states that since 1975, medical professional liability tort costs rose an average of 11.6% a year, outpacing the average overall growth in tort costs of 9.4% over the same period. The February, 2003 issue of Best's Review reports that between 1999 and 2000, median professional liability jury awards increased 43%, causing a rise in medical professional liability insurance rates. Several of the jurisdictions in which we operate have not adopted tort reform, most notably the District of Columbia which had the highest cumulative mean medical professional liability indemnity payment level for the ten year period ending December 31, 2001, according to the latest data available from the National Practitioner Data Bank.

CONSOLIDATED NET INCOME YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Net income totaled $742,000 for the year ended December 31, 2002 compared to $1.6 million for the year ended December 31, 2001. Year-to-date 2002 results were negatively impacted by the increase in allowance for uncollectible premium receivable and unfavorable development of losses on claims reported in prior years. Net realized investment losses, after tax, for the year ended December 31, 2002 totaled $86,000 compared to net realized investment losses of $183,000 for the year ended December 31, 2001.

         The operating results of our insurance segment for the year ended December 31, 2002 were primarily driven by the following factors. We continued to experience a significant increase in new business written in 2002. For the year, new business written (excluding the 100% ceded HCA program) was $12.7 million, up $0.5 million or 4%, from $12.2 million for 2001. The rise in new business written coupled with the increased premium rates resulted in a 46% increase in net premiums earned. The strain on current period earnings as a result of the large increase in new business written, combined with investment yield declines, resulted in pressure on short-term profitability. While the cost for claims reported in 2002 increased due to the rise in exposure, the development of losses for claims originally reported in 2000 and 2001 reduced pre-tax earnings for 2002.

         Our practice management segment earnings in 2002 decreased compared to 2001 primarily as a result of a decrease in client revenue combined with an increase in expenses. Client revenue decreases stem from a reduction in non-recurring consulting assignments; as medical practice income comes under increasing pressure due to reductions in the payer system, physicians have less discretionary funds available for consultant engagements. Expense decreases are due to the cessation of goodwill amortization due to the implementation of SFAS 142 beginning January 1, 2002, offset by expenses associated with the transition of client service for two of the former owners as they moved towards the expiration of their employment contracts at the end of 2002 and other transitional costs associated with the continued integration of the purchased companies.

THREE MONTHS ENDED DECEMBER 31, 2002 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2001

         Net income for the fourth quarter of 2002 was $801,000 compared to a net loss of $312,000 in the fourth quarter of 2001. The 2002 fourth quarter result includes realized investment gains, net of tax, of $312,000 compared to realized investment losses, net of tax, of $312,000 in the fourth quarter of 2001. The pre-tax operating result for the insurance segment was income of $677,000 in 2002 compared to $228,000 in 2001, respectively. For the practice management services segment, the fourth quarter result for 2002 was pre-tax income of $37,000 compared to a pre-tax loss of $159,000 for the fourth quarter of 2001.

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

         Our insurance segment experienced a substantial increase in new business written in the year ended December 31, 2001, which resulted in a rise in net premiums earned. The profitability of a medical professional liability insurance policy is designed to emerge over a period of years rather than in the year the policy is written; profits are designed to accrue through investment income on the invested premiums and through successful resolution of claims. Therefore, the large increase in new business written in the current period causes a strain on current period earnings. In addition, earnings were impacted by reduced net investment income because of lower market yields and by increased incurred losses reflecting increased frequency and severity trends.

         Our practice management segment produced a significant increase in revenue primarily as a result of its focused efforts on new business development. Higher revenue was offset by expenses related to the ongoing servicing of new business, the allocation of additional resources to new business development and additional expenses associated with the execution of the contingent purchase payouts. Similar to the insurance segment, in the start-up of new client relationships, we incur costs not covered by initial client revenue; the design of the revenue stream is to recover the initial costs through the on-going client relationship.

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

         Results for the fourth quarter of 2001 were a net loss of $312,000 compared to net income of $924,000 in the fourth quarter of 2000. The 2001 fourth quarter result includes net realized investment losses, net of tax, of $312,000. The insurance segment experienced a significant increase in new business written, with the associated impact on net earnings as described above, producing pre-tax earnings of $228,000 before realized investment losses, compared to 2000 fourth quarter pre-tax earnings of $1.6 million. Practice management segment revenues increased 25% in the fourth quarter of 2001 over 2000; the segment produced quarterly pre-tax results of a loss of $159,000 compared to pre-tax earnings of $41,000 in the fourth quarter of 2000.

                               NET PREMIUMS EARNED

         The following table is a summary of our net premiums earned:

                                                               YEAR ENDED DECEMBER 31,
                                                    -------------------------------------------
                                                         2002           2001            2000
                                                    -----------     -----------   -------------
                                                                   (IN THOUSANDS)

Gross premiums written............................  $    51,799     $    34,459    $    22,727
Change in unearned premiums.......................       (7,686)         (6,267)        (2,762)
                                                    -----------     -----------    -----------
Gross premiums earned before renewal credits......       44,113          28,192         19,965
Reinsurance premiums ceded related to:
   Current year...................................      (14,429)         (8,992)        (5,982)
   Prior years....................................          406           1,696          1,872
                                                    -----------     -----------    -----------
     Total reinsurance premiums ceded.............      (14,023)         (7,296)        (4,110)
                                                    -----------     -----------    -----------
Net premiums earned before renewal credits........       30,090          20,896         15,855
Renewal credits...................................            8            (293)        (1,244)
                                                    -----------     -----------    -----------
Net premiums earned...............................  $    30,098     $    20,603    $    14,611
                                                    ===========     ===========    ===========

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Gross premiums written increased by $17.3 million, or 50%, to $51.8 million for the year ended December 31, 2002 from $34.5 million for the year ended December 31, 2001 due to net new business written combined with the premium rate increases, which averaged 14%. The gross premiums written include premiums for retrospectively rated programs of $2.2 million for the year ended December 31, 2002 and $1.4 million for the year ended December 31, 2001. Written premium in 2002 included $0.4 million for the billing of previously accrued premium for one of the retrospectively rated risk sharing programs discussed in the "Premium Collection Litigation" section below. Gross premiums written on excess layer coverage increased $2.1 million to $6.6 million for the year ended December 31, 2002 from $4.5 million for the year ended December 31, 2001.

         The change in unearned premiums for the period increased by $1.4 million to $7.7 million for the year ended December 31, 2002 from $6.3 million for the year ended December 31, 2001. This increase resulted from net new business written throughout the year combined with premium rate increases.

         Gross premiums earned before renewal credits increased $15.9 million, or 56%, to $44.1 million for the year ended December 31, 2002 from $28.2 million for the year ended December 31, 2001. The increase was primarily due to $13.2 million of additional premiums earned under basic medical professional liability insurance and $2.0 million of additional gross premiums earned for excess limits coverage.

         Reinsurance premiums ceded increased by $6.7 million to $14.0 million for the year ended December 31, 2002 from $7.3 million for the year ended December 31, 2001. The increase was primarily the result of the increase in gross premiums earned. Reinsurance premiums are affected by current year premiums payable to the reinsurers, as well as the retrospective adjustments to accruals for prior year premiums.

         Current year reinsurance premiums ceded increased by $5.4 million, or 60%, to $14.4 million for the year ended December 31, 2002 from $9.0 million for the year ended December 31, 2001. This increase was due to the increased gross premium reinsured, including an increase of $2.0 for excess limit coverage which was 100% ceded to unaffiliated reinsurers. The reinsurance premium rates in 2002 were unchanged from the 2001 level.

         Reinsurance premiums related to prior years under the swing-rated treaty were reduced by $0.4 million in 2002 and $1.7 million in 2001 due to favorable loss development of reinsured losses compared to our prior estimates. Generally, losses covered by the swing-rated treaty are in the range excess of $500,000 to $1 million. Loss development results from the re-estimation and settlement of individual losses. The 2002 change is primarily reflective of the favorable loss development in the 1995, 1997 and 1998 coverage years. The 2001 change is primarily reflective of the favorable loss development in the 1992 and 1996 coverage years. As claims are brought to conclusion, each year there are fewer outstanding claims in the years covered by this reinsurance treaty. The potential for loss development impacting this reinsurance coverage is reduced each year as the inventory of open claims is reduced. While loss development on an aggregate basis has been favorable, there is no guarantee that development for the remainder of the unresolved claims will follow the same pattern. The liability "retrospective premiums accrued under reinsurance treaties" decreased to $0.6 million at December 31, 2002 from $2.4 million at December 31, 2001.

         Renewal credits for the year ended December 31, 2002, reflect our decision to not provide a renewal premium credit for 2003 renewals.

         Net premiums earned increased by $9.5 million, or 46%, to $30.1 million for the year ended December 31, 2002 from $20.6 million for the year ended December 31, 2001. The increase reflects the $15.9 million growth in gross earned premiums and the lower renewal credits partially offset by the $6.7 million higher reinsurance premiums in 2002 compared to 2001.

         In 2002 we initiated a program to provide insurance coverage to physicians at four HCA hospitals in West Virginia. Under this arrangement, we cede 100% of the insurance exposure to a captive insurance company affiliated with the sponsoring hospitals. We receive a ceding commission for providing complete policy underwriting, claims and administrative services for these policies. While accounting standards require the premium written to be included as a part of our direct written premium, we have no net written nor net earned premium from this program.

         American Captive Corporation (ACC), our subsidiary, developed its first protected-cell captive, the Princeton Community Hospital Cell (West Virginia), in 2002. In anticipation of the initiation of the Princeton Cell within ACC, some insurance was underwritten by us during the first nine months of 2002 for policies that will be 100% reinsured by the Princeton Cell when it becomes active. The premium amounts for these policies are separately identified in the following table to aid comparisons.

         The mix of business produced directly by us versus by agents has changed between years as shown on the following chart of new gross written premium:

                                              YEAR ENDED DECEMBER 31,
                                        -------------------------------
                                              2002              2001
                                        -------------     -------------
                                                  (IN THOUSANDS)

          Direct....................    $       2,309     $       1,206
          Agent.....................            9,988            10,964
          HCA.......................              793                --
          Princeton Cell............              403                --
                                        -------------     -------------
                                        $      13,493     $      12,170
                                        =============     =============

         The distribution of premium written shows notable growth in our market areas outside of the District of Columbia. We continue to maintain strict underwriting standards as we expand our business.

         The following chart illustrates the components of gross premium written by state as follows:


                                                        YEAR ENDED DECEMBER 31,
                                         -----------------------------------------------------
                                                   2002                          2001
                                         -----------------------       -----------------------
                                                        (DOLLARS IN THOUSANDS)
                                           AMOUNT           %            AMOUNT           %
                                         ----------       ------       ----------       ------
District of Columbia................     $   21,796          42%       $   17,486          51%
Virginia............................         14,863          29             7,853          23
Maryland............................          5,663          11             5,236          15
West Virginia.......................          6,292          13             2,886           8
West Virginia, HCA..................            993           1                --          --
West Virginia, Princeton Cell.......            403           1                --          --
Delaware............................          1,789           3               998           3
                                         ----------       -----        ----------       -----
     Total..........................     $   51,799         100%       $   34,459         100%
                                         ==========       =====        ==========       =====

         PREMIUM COLLECTION LITIGATION. During 2000, it was determined that one of our hospital-sponsored retrospective programs would not be renewed. This is the only retrospective program in which the full policy premium was not billed at the beginning of the policy period. Rather, and in accordance with the terms of the contract, in 2000 we billed the hospital sponsor $1.3 million, and an additional $700,000 was billed during 2002 based on the actual accumulated loss experience of the terminated program. As a result of the amount billed in 2002, written premium for the year 2002 increased by a net amount of $372,000 over the same period in 2001 while net earned premium was unaffected by the billing.

         Because the original 2000 bill was not paid when due, we initiated legal proceedings to collect. We have filed a motion for summary judgment, which has not yet been decided. The hospital sponsor stopped admitting patients in May 2002 and sold its principal assets during the third quarter of 2002.

         Although we continue to pursue the claim, based on information received during the third quarter of 2002 and consultation with legal counsel, it appears that the hospital assets may not be sufficient to cover its liabilities, including our claim. Accordingly, we increased our allowance for uncollectibility by $1.2 million to cover 100% of the amount receivable. The charge for the allowance is included in underwriting expense. Since the amount due to us is significant, we will continue to pursue collection of the amount due. Legal fees incurred through the year ended December 31, 2002 for this action were approximately $180,000 higher than in 2001.

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

         During 2000, it was determined that one of our retrospective programs would not be renewed at the September 1, 2000 renewal date. Under this type of risk sharing program, physicians are underwritten directly by us and pay lower individual premiums than if not part of the risk-sharing program. At the end of the policy year covered by the premium, a review of the actual loss experience of the physician group is completed. Should the group's loss experience be unfavorable, we will require additional premium payments from the sponsoring hospital to offset the unfavorable losses.

         Under terms of the contract based on the actual accumulated loss experience of the terminated program, we billed the hospital sponsor $1.3 million in 2000 and an additional $800,000 in January 2002. Based on the continuing development of loss experience, during the year ended December 31, 2001, $500,000 of gross premium earned has been accrued related to additional amounts due to us from the hospital sponsor.

         Because the September 2000 bill was not paid when due, we initiated legal proceedings to collect. We will use all means legally available to collect the amount due. Although we believe that we will prevail, since the premium amount is disputed, an allowance for uncollectibility has been established and is included in underwriting expenses. Pursuit of this litigation requires an expense for legal fees, which is reported as an underwriting expense, and reduces our net earnings.

         The change in unearned premiums for the period increased by $3.5 million to $6.3 million for the year ended December 31, 2001 from $2.8 million for the year ended December 31, 2000. This increase resulted from net new business written throughout the year.

         Gross premiums earned before renewal credits increased $8.2 million, or 41%, to $28.2 million for the year ended December 31, 2001 from $20.0 million for the year ended December 31, 2000. The increase was primarily due to $6.8 million of additional premiums earned under basic medical professional liability insurance and $1.6 million of additional gross premiums earned for excess limits coverage.

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

         Reinsurance premiums related to prior years under the swing-rated treaty were reduced by $1.7 million in 2001 and $1.9 million in 2000 due to favorable loss development of reinsured losses compared to prior estimates by us. Generally, losses covered by the swing-rated treaty are in the range excess of $500,000 to $1 million. The 2001 change is primarily reflective of the favorable loss development in the 1992 and 1996 coverage years. The 2000 change is primarily reflective of the favorable loss development in the 1993 through 1996 years. The liability "retrospective premiums accrued under reinsurance treaties" decreased to $2.4 million at December 31, 2001 from $5.5 million at December 31, 2000.

         Renewal credits decreased to $293,000 for the year ended December 31, 2001 from $1.2 million for the year ended December 31, 2000, reflecting our decision to not provide a renewal premium credit for 2002 renewals. In general, renewal credits apply to policies written in the District of Columbia. A growing proportion of our business is written in other jurisdictions where renewal credits are not issued.

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

         The mix of business produced directly by us versus by agents has changed between years as shown on the following chart of new gross written premium. The proportion of business produced by our independent agency force has increased to 90% of total new business written in 2001 from 59% during in 2000.

                                               YEAR ENDED DECEMBER 31,
                                          ---------------------------------
                                              2001                  2000
                                          -------------          ----------
                                                    (IN MILLIONS)

Direct..........................           $     1.2             $     1.8
Agent...........................                11.0                   2.6

         While insurance in force continues to follow the historic pattern of insuring risks concentrated in the District of Columbia, there has been notable growth in premium written in our other market areas. Of the increase in written premium in 2001 over 2000, 26% comes from business written in Maryland, 39% from Virginia, 24% from West Virginia, and 8% from Delaware.

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

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

         Gross premiums written increased to $5.6 million for the quarter ended December 31, 2001 from $943,000 for the quarter ended December 31, 2000. In addition to the premium rate increase effective for 2001 renewal dates, new business written in the fourth quarter of 2001 significantly exceeded the prior fourth quarter, as shown in the following chart:

                                          THREE MONTHS ENDED DECEMBER 31,
                                         ---------------------------------
                                            2001                   2000
                                         -----------            ----------
                                                   (IN MILLIONS)

Direct..........................         $     0.2              $     0.5
Agent...........................               3.9                    0.3

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

                              NET INVESTMENT INCOME

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Net investment income decreased by $221,000, or 4%, for the year ended December 31, 2002 compared to the prior year reflecting a decrease in yields partially offset by a higher base of average invested assets. Net investment income for the year ended December 31, 2002 was $5.9 million compared to $6.1 million for the year ended December 31, 2001. Average invested assets, which include cash equivalents, increased by $5.7 million, or 4%, to $111.4 million for the year ended December 31, 2002. New investments were primarily directed to corporate bonds, and tax-exempt securities with the strategy of maximizing after-tax returns with investment grade securities. The average effective yield was approximately 5.33% for the year ended December 31, 2002 and 5.80% for the year ended December 31, 2001. The tax equivalent yield was approximately 5.94% at December 31, 2002 and 6.30% at December 31, 2001. The change in investment yields is reflective of the market change in interest rates in 2002 compared to 2001.

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

                         NET REALIZED INVESTMENT LOSSES

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Net realized investment losses were $131,000 for the year ended December 31, 2002 compared to $278,000 for the year ended December 31, 2001. During the fourth quarter of 2002, we repositioned our portfolio to replace weak credits with stronger rated bonds, realizing a net gain of $473,000. This partially offset the losses realized in prior quarters of 2002. In 2002, we determined that one fixed maturity security, issued by WorldCom, had experienced an other-than-temporary impairment, and recorded a pre-tax investment loss of $557,000, reducing the carrying value to fair value during the second quarter when the determination was made. Additionally, in 2001, we determined that an equity security consisting of common stock experienced an other-than-temporary impairment. Accordingly, we recorded a pre-tax impairment loss of $300,000 in 2001 relating to that investment.

         For securities sold during 2002 at a loss, the following is a summary of facts and circumstances related to the securities: Five securities, all corporate fixed maturities, were sold for consideration totaling $2.5 million resulting in realized pre-tax losses totaling $1.0 million. In 2002, prior to the sale, these securities experienced a decline in fair value of $1.1 million from December 31, 2001. Three additional securities, all corporate fixed maturities, were sold for consideration totaling $1 million, resulting in pre-tax realized losses of approximately $430,000. The fair value of these securities had not changed significantly in 2002 compared to December 31, 2001. All of these securities were sold upon the recommendation of the outside investment manager, based upon the desire to maintain the overall credit quality of the portfolio or in response to the underlying business fundamentals relating to the securities. Finally, upon exercise of an issuer call option, one preferred stock produced consideration of $1.1 million and a pre-tax realized loss of $113,000.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Net realized investment losses were $278,000 for the year ended December 31, 2001 compared to $5,000 for the year ended December 31, 2000. Through September 30, 2001, the net realized investment gains were comprised of gains on sales of equity securities and corporate and agency bonds. The net realized losses in the fourth quarter of 2001 were comprised of:

                  Osprey bond                        $    (738,000)
                  E-Health Solutions Group                (300,000)
                  Treasury securities                      536,000
                  Miscellaneous gains                       30,000
                                                     -------------
                           Total                     $    (472,000)
                                                     =============

         The loss realized on the Osprey bond (an Enron partnership) represents our entire exposure to Enron securities. In addition, we realized a loss from a start-up equity investment in E-Health Solutions Group, a medical information technology company that is developing software products to be used by healthcare companies. While the investment in E-Health Solutions Group may produce value in future periods, an evaluation conducted during the fourth quarter concluded that under GAAP, we needed to write off the carrying value of the investment.

         The realized investment losses in 2000 were from the sale of U.S. government and agencies securities partially offset by realized gains from the sale of asset and mortgage-backed securities.

                     PRACTICE MANAGEMENT AND RELATED INCOME

         Revenue for practice management and related services is comprised of fees for the following categories of services provided in 2002: practice management (38%); accounting (31%); tax and personal financial planning (12%); retirement plan accounting and administration (13%); and all other services (6%).

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Practice management and related revenues decreased by $356,000, or 6%, to $5.8 million for the year ended December 31, 2002, from $6.2 million for the year ended December 31, 2001. This revenue consists of fees generated by NCRIC MSO through its HealthCare Consulting and Employee Benefits Services divisions. The decreased revenue was a result of a reduced level of non-recurring consulting assignments in the HealthCare Consulting division compared to 2001.

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

                                  OTHER INCOME

         Other income includes revenues from insurance brokerage, insurance agency and physician services, as well as service charge income from installment payments for our insurance premium billings.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Other income increased $411,000, or 68%, to $1,013,000 for the year ended December 31, 2002 from $602,000 for the year ended December 31, 2001. The increased revenue resulted primarily from increased brokerage reinsurance treaty commission income generated by the increased current year reinsurance ceded premiums and from services fees generated by premium installment payments. In late 2001 we began offering an installment payment option to our insureds. As a result, the revenue generated by service fees on installment payments grew throughout 2002 compared to 2001.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Other income increased $132,000, or 28%, to $602,000 for the year ended December 31, 2001 from $470,000 for the year ended December 31, 2000. The increased revenue resulted primarily from increased brokerage reinsurance treaty commission income generated by the increased current year reinsurance ceded premiums.

     LOSSES AND LOSS ADJUSTMENT EXPENSES INCURRED AND COMBINED RATIO RESULTS

         The expense for incurred losses and LAE for each year is summarized as follows. All loss expense amounts incurred are reported net of reinsurance amounts recoverable.

                                                 YEAR ENDED DECEMBER 31,
                                          ------------------------------------
                                             2002         2001          2000
                                          ----------   ----------   ----------
                                                      (IN THOUSANDS)
Incurred losses and LAE related to:
  Current year losses...................   $  24,063    $  23,056    $  17,829
  Prior years loss development..........       2,766       (4,198)      (5,883)
                                          ----------   ----------   ----------
   Total incurred for the year .........   $  26,829    $  18,858    $  11,946
                                           =========    =========    =========

         Traditionally, property and casualty insurer results are judged using ratios of losses and underwriting expenses compared to net premiums earned. Following is a summary of these ratios for each period.

                                                 YEAR ENDED DECEMBER 31,
                                          -----------------------------------
                                             2002         2001         2000
                                          -----------  -----------  ---------

Losses and LAE ratio:
 Current year losses....................        79.9%       111.9%      122.0%
 Prior years loss development...........         9.2        (20.4)      (40.3)
                                          ----------   ----------   ---------
Total losses and LAE ratio .............        89.1         91.5        81.7
Underwriting expense ratio..............        27.2         23.7        24.6
                                          ----------   ----------   ---------
Combined ratio..........................       116.3%       115.2%      106.3%
                                          ==========   ==========   =========

         The combined ratio and its component loss and underwriting expense ratios are profitability measures used throughout the insurance industry as a relative measure of underwriting performance. Insurance premium rates are designed to cover the costs of providing insurance coverage. These costs include loss expenses arising from indemnity claims, costs required to adjudicate claims, and costs to issue and service insurance policies. The calculations show the cost of each expense component as a percentage of earned premium income. A general guide for interpreting the combined ratio is a lower ratio indicates greater profitability than does a higher ratio.

         The resolution of many of the claims reported to us is determined through a trial. Following is a summary of the trial results for each period.

                                                 YEAR ENDED DECEMBER 31,
                                           -----------------------------------
                                             2002         2001          2000
                                           ---------   -----------   ---------
Plaintiff verdicts...................           5            5            5
Defense verdicts.....................          13           13            7
Mistrials or hung juries.............           4            2            2
                                           ---------   -----------   ---------
Total trials.........................          22           20           14
                                           =========   ===========   =========

         Of the five plaintiff verdicts in 2002, three verdicts were awarded in excess of our $500,000 retention. Of the five plaintiff verdicts in 2001, one verdict was awarded in excess of our $500,000 retention. No verdicts exceeded our $500,000 retention in 2000.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Total incurred losses and LAE expense of $26.8 million for year ended December 31, 2002 represented an increase of $8.0 million, or 42%, compared to $18.9 million incurred for the year ended December 31, 2001.

         The total incurred losses are broken into two components - incurred losses related to the current coverage year and development on prior coverage year losses. Current year incurred losses increased by $1.0 million, or 4%, to $24.1 million for the year ended December 31, 2002 from $23.1 million for the year ended December 31, 2001, reflecting the rise in the level of liability exposure as a result of expanding business, combined with a moderation of claims frequency.

         Prior year development results from the re-estimation and resolution of individual losses not covered by reinsurance, which are generally losses under $500,000. In 2002 we experienced unfavorable development of $2.8 million on estimated losses for prior years' claims. The re-estimation of loss cost takes into consideration a variety of factors including recent claims settlement experience, new information on open claims, and changes in the judicial environment. The primary factors driving our 2002 development, which is comprised of favorable development in the 1999 report year offset by adverse development in the 1998, 2000 and 2001 report years, include additional information on claims originally reported in prior years and interpretation of emerging settlement trends in our expansion market areas.

         An increase in severity was first noted in 1996 and continued through 2002 for claims reported in the District of Columbia. The increase in severity reflects the growing size of plaintiff verdicts and settlements. Our escalation in this adverse claims trend is similar to the conditions faced by many medical professional liability insurance carriers across the nation. While an increase in severity would tend to cause loss ratios to deteriorate, our reinsurance program for losses in excess of $500,000 provides a layer of protection against the increase in severity of losses.

         In the market territories outside of the District of Columbia, or our expansion market areas, our experience covers a time-period insufficient to make a determination on severity trends. In these new market areas, we carefully evaluate developing data to identify and recognize emerging trends as soon as possible.

         The total losses and LAE ratio was increased by 9 points for the year ended December 31, 2002 and was decreased by 20 points for the year ended December 31, 2001 as a result of prior years loss development. The 2002 change is primarily reflective of favorable loss development for the 1996 and 1999 loss years, more than offset by adverse development in the 1998, 2000 and 2001 loss years; whereas, the 2001 change is primarily reflective of the favorable loss development for the 1992, 1996, 1997 and 1998 loss years, partially offset by adverse development in the 1995 loss year.

         The underwriting expense ratio increased to 27.2% for the year ended December 31, 2002 from 23.7% for the year ended December 31, 2001. This increase is reflective of the reserve against the hospital-sponsored program receivable of $1.2 million, as previously discussed. Underwriting expenses increased $3.3 million to $8.2 million for the year ended December 31, 2002 from $4.9 million for the year ended December 31, 2001. Of the 67% increase in underwriting expenses, 25% was attributed to the receivable allowance; this translates into an addition of 4.1% to the underwriting expense ratio. See "Underwriting Expenses."

         The combined ratio increased to 116.3% for the year ended December 31, 2002 from 115.2% for the year ended December 31, 2001. The primary factor driving the increased combined ratio was the increase in underwriting expenses offset by a lower incurred loss ratio.

         The statutory combined ratio was 111.8% for the year ended December 31, 2002, and the same for the year ended December 31, 2001. This includes a slight decrease in the loss ratio offset by a slight increase in the expense ratio, reflecting the same premium, loss and expense factors noted previously.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Total incurred losses and LAE expense of $18.9 million for year ended December 31, 2001 represented an increase of $7.0 million, or 59%, compared to $11.9 million incurred for the year ended December 31, 2000.

         The total incurred losses are broken into two components; incurred losses related to the current coverage year and development on prior coverage year losses. Current year incurred losses increased by $5.3 million, or 30%, to $23.1 million for the year ended December 31, 2001 from $17.8 million for the year ended December 31, 2000 reflecting the rise in the level of liability exposure as a result of expanding business, an increase in the frequency of reported claims, and a rise in the cost of adjudicating and settling claims. An increase in severity was first noted in 1996 and continued through 2001. The increase in severity reflects the growing size of plaintiff verdicts and settlements. Our escalation in this adverse claims trend is similar to the conditions faced by many medical professional liability insurance carriers across the nation. While an increase in severity would tend to cause loss ratios to deteriorate, our reinsurance program for losses in excess of $500,000 provides protection against the increase in severity of losses.

         We experienced favorable development on estimated losses for prior year's claims for both years. Prior year development results from the re-estimation and settlement of individual losses not covered by reinsurance, which are generally losses under $500,000. The favorable loss development related to prior years' claims was $4.2 million for the year ended December 31, 2001, and $5.9 million for the year ended December 31, 2000. The total losses and LAE ratio was reduced by 20 points for the year ended December 31, 2001 and 40 points for the year ended December 31, 2000, as a result of this favorable development. The 2001 change is primarily reflective of the favorable loss development for the 1992, 1996, 1997 and 1998 loss years, partially offset by adverse development in the 1995 loss year; whereas, the 2000 change is primarily reflective of the favorable loss development for the 1994, 1996, 1998 and 1999 loss years, partially offset by adverse development in the 1995 loss year. The reduced level of favorable development in 2001 compared to 2000 reflects claims closed as well as the continuing upward pressure of severity of losses noted above.

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

THREE MONTHS ENDED DECEMBER 31, 2001 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2000

         The fourth quarter expense for incurred losses and LAE net of reinsurance is summarized as follows:

                                                      YEAR ENDED DECEMBER 31,
                                                      -----------------------
                                                        2001            2000
                                                     ----------     ----------
                                                           (IN THOUSANDS)
Incurred losses and LAE related to:
 Current year-losses..............................   $   6,358      $   4,541
 Prior years-development..........................        (405)        (1,520)
                                                     ---------      ---------
Total incurred for the quarter....................   $   5,953      $   3,021
                                                     =========      =========

         Total incurred losses and LAE expense of $6.0 million for the fourth quarter of 2001 increased by $3.0 million over the fourth quarter of 2000. The increase in current year losses to $6.4 million for the fourth quarter of 2001 reflects the increase in the level of liability exposure as a result of our expanding business and a rise in the cost of settling claims. The lower level of favorable development of losses reported in prior years reflects the experience on the claims closed during the quarter as well as the continuing upward pressure of severity of losses as reported previously.

                  LOSSES AND LOSS ADJUSTMENT EXPENSES LIABILITY

         The losses and LAE reserve liabilities for unpaid claims as of each period are as follows:

                                                        AT DECEMBER 31,
                                                -----------------------------
                                                     2002             2001
                                                ------------     ------------
                                                        (IN THOUSANDS)
Liability for:
 Loss.........................................  $     70,314     $     56,802
 Loss adjustment expense......................        33,708           27,758
                                                ------------     ------------
Total liability...............................  $    104,022     $     84,560
                                                ============     ============

Reinsurance recoverable on losses.............  $     43,231     $     30,077
                                                ============     ============

Number of cases pending.......................           517              430

         Each case represents claims against one or more policyholders relating to a single incident. Losses in the medical professional liability industry can take up to eight to ten years, or occasionally more, to fully resolve. Amounts are not due from the reinsurers until we pay a claim. We believe that all of our reinsurance recoverables are collectible. "See Business - Reinsurance" for a discussion on the reinsurance program.

                              UNDERWRITING EXPENSES

         For 2002, salaries and benefits accounted for approximately 24% of other underwriting expenses, bad debt expense 16%, with professional fees, including legal, auditing and director's fees, accounting for approximately another 14% of the underwriting expenditures. The amortization of premium taxes and commissions related to the change in unearned premiums reflects the balance. Guaranty fund assessments are based on industry loss experience in the jurisdictions where we do business, which loss experience is not entirely predictable.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Underwriting expenses increased $3.3 million, or 67%, to $8.2 million for the year ended December 31, 2002 from $4.9 million for the year ended December 31, 2001. The increase in expenses primarily stems from the increase in new business, particularly agent produced business, through increases in commissions, travel, and other underwriting costs. These expenses were partially offset by an increase in ceding allowances as a result of the increase in premiums earned. Underwriting expenses also increased due to legal fees incurred for the collection litigation initiated by us and for the $1.2 million addition to the allowance for uncollectible premiums, as more fully discussed in the section "Net Premiums Earned." In addition, we received guaranty fund assessments totaling $355,000 stemming from the insolvency of PHICO Insurance Company. There is the possibility we could be assessed additional amounts in the future. However, since the amount of any potential future assessment is not reasonably estimable at this time, no additional expense accrual has been recorded.

YEAR ENDED DECEMBER 31, 2001 COMPARED TO YEAR ENDED DECEMBER 31, 2000

         Underwriting expenses increased $1.3 million, or 36%, to $4.9 million for the year ended December 31, 2001 from $3.6 million for the year ended December 31, 2000. The increase in expenses primarily stems from the increase in new business, particularly agent produced business, through increases in commissions, travel, and other underwriting costs. These expenses were partially offset by an increase in ceding allowances as a result of the increase in premiums earned. Underwriting expenses also increased due to legal fees incurred for the collection litigation initiated by us, as discussed in "Net Premiums Earned," and for the allowance for potential uncollectible premiums. In addition, we received a guaranty fund assessment from the D.C. Guaranty Fund of $243,000 stemming from the insolvency of Reliance Insurance Company. There is the possibility we could be assessed additional amounts in the future. However, since the amount of any potential future assessment is not reasonably estimable at this time, no additional expense accrual has been recorded. No similar assessment was received in 2000.

                    PRACTICE MANAGEMENT AND RELATED EXPENSES

         Practice management and related expenses consist primarily of expenses, such as salaries, general office expenses and interest on debt, related to NCRIC MSO operations of the businesses acquired January 4, 1999. The management services organization was established in 1997 to provide physicians with a variety of administrative support and other services but did not have substantive operations until 1998.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Practice management and related expenses decreased $252,000 million, or 4%, to $5.8 million for the year ended December 31, 2002 compared to $6.1 million for the year ended December 31, 2001. Expense decreased due to the cessation of goodwill amortization with the implementation of SFAS 142 effective January 1, 2002 partially offset by additional expenses associated with the transition of client service for two of the former owners as they moved towards the expiration of their employment contracts at the end of 2002 and other transitional costs associated with the continued integration of the purchased companies.

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

                                 OTHER EXPENSES

         Other expenses include expenditures for holding company and subsidiary operations which are not directly related to the issuance of medical professional liability insurance or practice management and related operations, including insurance brokerage, insurance agency, and captive development.

         In April 2001, we announced the formation of ACC, a wholly owned subsidiary and the first captive insurance company to be licensed in the District of Columbia under the Captive Insurance Act of 2000. As a captive insurance company, ACC was established to provide an alternative risk-financing vehicle for affinity groups. The captive program is marketed to organizations and groups wishing to finance and manage their own risk. During 2002, ACC incurred $247,000 in expenses. While one sponsored-cell contract has been signed, the captive cell has not yet begun operations due to delays in regulatory approval in West Virginia.

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         Other expenses of $1.5 million for the year ended December 31, 2002 increased $222,000, or 18% compared to the year ended December 31, 2001. Expense increases are for captive business development costs and holding company operations.

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

                                  INCOME TAXES

         Our effective tax rate is lower than the federal statutory rate principally due to nontaxable investment income.

                                                    YEAR ENDED DECEMBER 31,
                                               -------------------------------
                                                 2002        2001        2000
                                               --------    --------    -------

Federal income tax at statutory rates........      34%         34%         34%
Tax exempt income............................     (89)        (12)         (4)
Dividends received...........................     (21)         (4)         (1)
Goodwill amortization........................       0           5           1
Other, net...................................      (1)          4           1
                                               ------      ------      ------
Income tax at effective rates................     (77)%        27%         31%
                                               ======      ======      ======

         Our net deferred tax assets are created by temporary differences that will result in tax benefits in future years due to the differing treatment of items for tax and financial statement purposes. The primary difference is the requirement to discount or reduce loss reserves for tax purposes because of their long-term nature.

                                                       AT DECEMBER 31,
                                              ----------------------------------
                                                 2002                 2001
                                              -----------------    -------------

Deferred income tax asset.............        $   3,789,000        $   2,482,000

YEAR ENDED DECEMBER 31, 2002 COMPARED TO YEAR ENDED DECEMBER 31, 2001

         The tax benefit for the year ended December 31, 2002 was $322,000 compared to tax expense of $597,000 for the year ended December 31, 2001. The Federal corporate income tax rate of 34% was adjusted to an effective tax rate of (77%) for the year ended December 31, 2002 due to tax-exempt income and nontaxable dividends.

         The increase in the deferred income tax asset to a balance of $3.8 million as of December 31, 2002 resulted primarily from the growth of the insurance business, particularly in unearned premiums and loss reserves where the timing of recognition for financial statement and tax return reporting differ, in addition to completion of the amortization of the deferred tax liability that had arisen from a change in tax accounting method four years ago. The increase in the deferred income tax asset was partially reduced by the deferred tax liability on unrealized investment gains.

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

              FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

NCRIC GROUP, PARENT COMPANY

         FINANCIAL CONDITION AND CAPITAL RESOURCES. We are a stock holding company whose operations and assets primarily consist of its ownership of NCRIC, Inc. and NCRIC MSO, Inc. We assist our subsidiaries in their efforts to compete effectively and create long-term growth. As a part of this strategy, we may seek to take advantage of acquisition opportunities and alternative financing.

         In December 2002, we completed the private placement sale of $15 million of 30-year floating rate trust preferred securities. The securities are callable at par five years from the date of issuance. The interest rate on the securities is floating at the 3-month London Interbank Offered Rate (LIBOR) plus 400 basis points. The initial rate is 5.42%. We contributed $13.5 million of the funds raised to the statutory surplus of our insurance subsidiaries.

         LIQUIDITY. Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs. Our cash flow from operations consists of dividends from our subsidiaries, if declared and paid, and other permissible payments from our subsidiaries, offset by holding company expenses, which consist of costs for corporate management and interest on the trust preferred securities. The amount of the future cash flow available to us may be influenced by a variety of factors, including NCRIC, Inc.'s financial results and regulation by the District of Columbia Department of Insurance and Securities Regulation.

         The payment of dividends to us by NCRIC, Inc. is subject to limitations imposed by the District of Columbia Holding Company System Act of 1993. Under the DC Holding Company Act, NCRIC, Inc. must seek prior approval from the Commissioner to pay any dividend which, combined with other dividends made within the preceding 12 months, exceeds the lesser of (A) 10% of the surplus at the end of the prior year or (B) the prior year's net income excluding realized capital gains. Net income, excluding realized capital gains, for the 2 years preceding the current year is carried forward for purposes of the calculation to the extent not paid in dividends. The law also requires that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to the insurer's outstanding liabilities and adequate to meet its financial needs. The District of Columbia permits the payment of dividends only out of unassigned statutory surplus. Using these criteria, as of December 31, 2002, NCRIC, Inc. had approximately $1.2 million of unassigned statutory surplus available for dividends.

NCRIC GROUP AND SUBSIDIARIES, CONSOLIDATED

         LIQUIDITY. The primary sources of our liquidity are insurance premiums, net investment income, practice management and financial services fees, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses and LAE, operating expenses, reinsurance premiums, taxes, and to purchase investments.

         We had cash flows provided by (used in) operations for the years ended December 31, as follows:

                     2002.............$   3.4 million
                     2001.............$   8.3 million
                     2000.............$  (0.8) million

         The $4.9 million of decreased cash flow provided by operations in 2002 compared to 2001 results primarily from an increase in net claims and claims settlement cost payments and a change in the timing of the receipt of premiums. Prior to 2002, a majority of insureds financed their annual premium through an outside financing company, which then remitted the full annual premium to us at the beginning of the policy year. For policies with 2002 effective dates, we provide the option to policyholders to pay their premiums in installments throughout the policy year. This has the impact of spreading the cash receipts from premiums over the policy year. Because of the long-term nature of both the payments of claims and the settlement of swing-rated reinsurance premiums due to reinsurers, cash from operations for a medical professional liability insurer like us can vary substantially from year to year.

         Comprehensive income was a gain of $3.1 million for the year ended December 31, 2002 compared to $2.8 million for the year ended December 31, 2001. The increase in comprehensive income results from the $1.1 million increase in net unrealized investment gains, combined with the $0.8 million lower net income.

         FINANCIAL CONDITION AND CAPITAL RESOURCES. We invest our positive cash flow from operations primarily in investment grade, fixed maturity securities. As of December 31, 2002, the carrying value of the securities portfolio was $120.1 million, compared to a carrying value of $103.1 million at December 31, 2001. The portfolios were invested as follows:

                                                        AT DECEMBER 31,
                                                  -------------------------
                                                      2002            2001
                                                  ----------      ---------

U.S. Government and agencies....................       23%              4%
Asset and mortgage-backed securities............       28              29
Tax exempt securities ..........................       27              19
Corporate bonds.................................       17              42
Equity securities...............................        5               6
                                                  -------         -------
                                                      100%            100%
                                                  =======         =======

         Over 64% of the bond portfolio at December 31, 2002 was invested in U.S. Government and agency securities or has a rating of AAA or AA. Over 99% of the bond portfolio as of December 31, 2002 was held in investment grade (BBB or better) securities as rated by Standard & Poor's. For regulatory purposes, as of December 31, 2002, 94% of the portfolio is rated Class 1, which is the highest quality rated group as classified by the NAIC. The accumulated other comprehensive income totaled $2.8 million at December 31, 2002 compared to $474,000 at December 31, 2001. This improvement in asset values resulted primarily from the reduction in market interest rates.

         At December 31, 2002, our portfolio included total gross unrealized gains of $5.2 million, or 4.3% of the $120.1 million carrying value of the portfolio, and total unrealized losses of $950,000, or less than 1% of the carrying value of the portfolio. The total unrealized losses are comprised of seventeen different securities, including eight Treasury Note issues, six corporate debt fixed maturity securities (five of which are investment grade), with lengths of time to maturity ranging from nine to twenty-eight years, two preferred stock issues, and one equity issue.

All of the fixed maturity securities are meeting and are expected to continue to meet all contractual obligations for interest payments.

         At December 31, 2002, the aggregate fair value of the securities with unrealized losses was $12.6 million, or 93% of the aggregate carrying value of those securities of $13.6 million. The largest single security with an unrealized loss at December 31, 2002 relates to a bond issued by Xerox Capital Trust, which matures in 2027 and carries a coupon rate of 8%. The unrealized pre-tax loss relating to this security is approximately $241,000 based on the fair value of $280,000 at December 31, 2002. We will continue to actively monitor the financial position and outlook for this investment and take any action determined to be appropriate. Unrealized losses related to other securities are not individually significant, nor is there any concentration of unrealized losses with respect to the type of security or industry.

         The following table displays characteristics of the securities with an unrealized loss in value as of December 31, 2002. No concentrations of industries exist in these securities.


                                      Total securities                    Below investment grade and equity securities
                           -------------------------------------         ---------------------------------------------
Length of time in                                      Unrealized                                       Unrealized
unrealized loss position   Amortized Cost Fair Value      Loss           Amortized Cost   Fair Value       Loss
------------------------   -------------- ----------  -----------        --------------   ----------   -----------
                                                               (in thousands)

Less than 1 year......     $    4,060    $    3,957  $       103         $        135    $       90    $        46
Over 1 year...........          9,539         8,692          847                3,947         3,464            483
                           ----------    ----------  -----------         ------------    ----------    -----------
Total.................     $   13,599    $   12,649  $       950         $      4,082    $    3,554    $       529
                           ==========    ==========  ===========         ============    ==========    ===========

         The following table displays the maturity distribution of those fixed maturity securities with an unrealized loss in value as of December 31, 2002:


                                                         Fixed maturity securities
                                               -------------------------------------------
                                                                               Unrealized
                                               Amortized Cost    Fair Value       Loss
                                               -------------   ------------    -----------
                                                               (in thousands)

During one year or less..................      $        153    $        152    $         1
Due after one year through five years....             1,347           1,345              2
Due after five years through ten years...             1,000             967             33
Due after twenty years...................             7,538           6,911            627
                                               ------------    ------------    -----------
         Total...........................      $     10,038    $      9,375    $       663
                                               ============    ============    ===========

         We believe that all of our fixed maturity securities are readily marketable. Investment duration is closely monitored to provide adequate cash flow to meet operational and maturing liability needs. Asset and liability modeling, including sensitivity analyses and cash flow testing, are performed on a regular basis.

         We are required to pay aggregate annual salaries in the amount of $945,000 to four persons under employment agreements.

         Under terms of the purchase agreement between the previous owners of HealthCare Consulting, Inc., HCI Ventures, LLC, Employee Benefits Services, Inc. and us, contingency payments totaling $3.1 million could be paid in cash if the acquired companies achieved earnings targets in 2000, 2001, and 2002. During 2000, the earnings target was met and we paid the prior owners $1.55 million on March 31, 2001. After analyzing the acquired companies' operations since the acquisition, terms were negotiated and agreed upon for an early payment of the second contingent payment originally scheduled to be paid in 2002. As a result, on June 23, 2001, we paid $1.46 million, the present value of the remaining payments to the prior owners. During June 2001, NCRIC MSO, Inc. borrowed $1,971,000 from SunTrust Bank to finance these payments. The term of the loan is 3 years at a floating rate of LIBOR plus one and one-half percent. The interest rate was 2.93% and 4.83% at December 31, 2002 and December 31, 2001, respectively. Principal and interest payments are due on a monthly basis.

         Our stockholders' equity totaled $47.8 million at December 31, 2002 and $44.5 million at December 31, 2001. The $3.3 million increase for the year ended December 31, 2002 was due primarily to $742,000 of net income plus $2.3 million of net unrealized investment gains. The $3.0 million increase for the year ended December 31, 2001 was primarily due to $1.6 million of net income plus $1.2 million of net unrealized investment gains.

EFFECTS OF INFLATION AND INTEREST RATE CHANGES

         The primary effect of inflation on us is in estimating reserves for unpaid losses and LAE for medical professional liability claims in which there is a long period between reporting and settlement. The rate of inflation for malpractice claim settlements can substantially exceed the general rate of inflation. The actual effect of inflation on our results cannot be conclusively known until claims are ultimately settled. Based on actual results to date, we believe that loss and LAE reserve levels and our ratemaking process adequately incorporate the effects of inflation.

         Interest rate changes expose us to market risk on our investment portfolio. This market risk is the potential for financial losses due to the decrease in the value or price of an asset resulting from broad movements in prices, such as interest rates. In general, the market value of our fixed maturity portfolio increases or decreases in an inverse relationship with fluctuation in interest rates. In addition, our net investment income increases or decreases in a direct relationship with interest rate changes on monies re-invested from maturing securities and investments of positive cash flow from operating activities.

FEDERAL INCOME TAX MATTERS

         For tax years prior to the stock offering, we filed a consolidated United States Federal income tax return with our parent and subsidiaries. For tax years after the stock offering, we do not file as part of a consolidated United States Federal income tax return with NCRIC, A Mutual Holding Company or NCRIC Holdings because NCRIC, A Mutual Holding Company and NCRIC Holdings own directly and indirectly less than 80% of the outstanding shares of NCRIC Group. Tax years 1999, 2000 and 2001 are open but not currently under audit. In 2000 the Internal Revenue Service approved a change in accounting method for us relative to the timing of revenue recognition for tax purposes.

REGULATORY MATTERS

         NAIC STATUTORY ACCOUNTING CODIFICATION. The National Association of Insurance Commissioners (NAIC) is an association of the insurance regulators of all 50 states and the District of Columbia. The NAIC has codified the statutory accounting practices, which are the accounting rules and guidelines prescribed by the state insurance regulators. The project was intended to re-examine current statutory accounting practices and to ensure uniform accounting treatment from a regulatory standpoint. Many of the changes to statutory accounting are based on generally accepted accounting principles with modifications that emphasize the concept of conservatism and solvency inherent in statutory accounting. The accounting mandated by the codification applied commencing January 1, 2001. Statutory accounting changes resulting from this codification do not have an effect on the financial statements prepared in accordance with GAAP, which have been included in this document and filed with the Securities and Exchange Commission. The effect on our statutory surplus on January 1, 2001 was an increase of $1.6 million. This increase is mainly due to the effect of accounting changes related to the implementation of deferred taxes and the removal of the excess of statutory reserves over statement reserves penalty, offset by charges to surplus for overdue receivables.

         NAIC IRIS RATIOS. The NAIC Insurance Regulatory Information System
(IRIS) is an early warning system that is primarily intended to be utilized by state and District of Columbia insurance department regulators to assist in their review and oversight of the financial condition and results of operations of insurance companies operating in their respective jurisdictions. IRIS is a ratio analysis system that is administered by the NAIC. The NAIC provides state and District of Columbia insurance department regulators with ratio reports for each insurer within their jurisdiction based on standardized annual financial statements submitted by the insurers. IRIS identifies 12 ratios to be analyzed for a property-casualty insurer, and specifies a range of values for each of these ratios. The ratios address various aspects of each insurer's financial condition and stability including profitability, liquidity, reserve adequacy and overall analytical ratios. Departure from the usual range of a ratio may require the submission of an explanation to the state or District of Columbia insurance regulator. Departure from the usual range on four or more ratios may lead to increased regulatory oversight.

         For 2002 and 2001, our subsidiary CML was outside the usual range on three ratios. The ratio results were impacted by two primary factors: the rapid increase in new premium written in CML and the increase in severity of losses, particularly the adverse development in losses of one prior year. In the opinion of management, because of the reasons for the ratio results for the current year, the ratio results are not indicative of operational problems in this subsidiary. For 2002 and 2001, another subsidiary, NCRIC, Inc., was outside the usual range for two ratios as the result of the rapid increase in premiums and the increase in severity of losses, particularly the adverse development of prior year losses.

         NAIC RISK-BASED CAPITAL. The NAIC has established a methodology for assessing the adequacy of each insurer's capital position based on the level of statutory surplus and an evaluation of the risks in the insurer's product mix and investment portfolio profile. This risk-based capital (RBC) formula is designed to allow state and District of Columbia insurance regulators to identify potentially under-capitalized companies. For property-casualty insurers, the formula takes into account risks related to the insurer's assets including risks related to its investment portfolio, and the insurer's liabilities, including risks related to the adverse development of coverages underwritten. The RBC rules provide for different levels of regulatory attention depending on the ratio of the insurer's total adjusted capital to the authorized control level of RBC. The first level of regulatory action, a review by the domiciliary insurance commissioner of a company prepared RBC plan, is instituted at the point a company's total adjusted capital is at a level equal to or less than two times greater than the authorized control level risk-based capital. For all periods presented, the total adjusted capital levels for NCRIC, Inc. and CML were significantly in excess of the authorized control level of RBC. As a result, the RBC requirements are not expected to have an impact on our operations. Following is a presentation of the total adjusted capital for NCRIC, Inc. and CML compared to the authorized control level of RBC:


                                            AUTHORIZED CONTROL LEVEL
                                               RISK-BASED CAPITAL        TOTAL ADJUSTED CAPITAL
                                            -------------------------  ------------------------
                                            NCRIC, INC.       CML      NCRIC, INC.       CML
                                            ------------   --------    ------------     -------
                                                                (in millions)
December 31, 2002.........................     $  6.7        $0.49        $ 44.3        $ 4.7
December 31, 2001.........................     $  4.7        $0.17        $ 32.8        $ 4.3
December 31, 2000.........................     $  3.7        $0.19        $ 29.8        $ 4.5

ITEM 7A.      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET PRICE

         Our investment portfolio is exposed to various market risks, including interest rate and equity price risk. Market risk is the potential for financial losses due to the decrease in the value or price of an asset resulting from broad movements in prices. At December 31, 2002, fixed maturity securities comprised 95% of total investments at fair value. U.S. government and tax-exempt bonds represent 50% of the fixed maturity securities. Equity securities, consisting primarily preferred stock, account for the remainder of the investment portfolio. We have classified our investments as available for sale.

         Because of the high percentage of fixed maturity securities, interest rate risk represents the greatest exposure we have on our investment portfolio. In general, the market value of our fixed maturity portfolio increases or decreases in an inverse relationship with fluctuation in interest rates. During periods of rising interest rates, the fair value of our investment portfolio will generally decline resulting in decreases in our stockholders' equity. Conversely, during periods of falling interest rates, the fair value of our investment portfolio will generally increase resulting in increases in our stockholders' equity. In addition, our net investment income increases or decreases in a direct relationship with interest rate changes on monies reinvested from maturing securities and investments of positive cash flow from operating activities.

         Generally, the longer the duration of the security, the more sensitive the asset is to market interest rate fluctuations. To control the adverse effects of the changes in interest rates, our investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. Our fixed income portfolio at December 31, 2002 reflected an average effective maturity of 4.4 years and an average modified duration of 4.7 years. Our investment policy also provides that all security purchases be limited to rated securities or unrated securities approved by management on the recommendation of our investment advisor. Over 99% of our bond portfolio as of December 31, 2002 was held in investment grade securities.

         During the early part of 2002, there was a change in the allocation of our portfolio which increased the proportion of tax-exempt securities in the portfolio for the purpose of maximizing after-tax yields while minimizing portfolio credit risk. In December 2002, the funds provided through issuance of the Trust Preferred Securities were invested in U.S. Treasury securities, decreasing the percentage of tax-exempt and corporate bonds to 58% of the total fixed maturity securities compared to 65% at December 31, 2001.

         One common measure of the interest sensitivity of fixed maturity securities is effective duration. Effective duration utilizes maturities, yields, and call terms to calculate an average age of expected cash flows. The following table shows the estimated fair value of our fixed maturity portfolio based on fluctuations in the market interest rates.

                                                PROJECTED MARKET
        YIELD CHANGE                                  VALUE
           (BP)               MARKET YIELD         (IN MILLIONS)
        ------------          ------------      ----------------
            -300                 0.86%                $136.0
            -200                 1.86                  130.7
            -100                 2.86                  125.4
      Current Yield**            3.86                  120.1
             100                 4.86                  114.8
             200                 5.86                  109.5
             300                 6.86                  104.2

      **Current yield is as of December 31, 2002.

         The actual impact of the market interest rate changes on the securities may differ from those shown in the sensitivity analysis above.

ITEM 8.

                          INDEX TO FINANCIAL STATEMENTS
                                                                            PAGE
NCRIC GROUP, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT                                                  52

Consolidated Balance Sheets as of December 31, 2002 and 2001                  53

Consolidated Statements of Operations for the Years Ended
      December 31, 2002, 2001, and 2000                                       54

Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 2002, 2001, and 2000                                       55

Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2002, 2001, and 2000                                       56

Notes to Consolidated Financial Statements for the Years Ended
      December 31, 2002, 2001, and 2000                                       57


Schedule I - Summary of Investments - Other Than Investments in
      Related Parties                                                         77

Schedule II - Condensed Financial Information of Registrant                   78

Schedule III - Supplementary Insurance Information                            82

Schedule IV - Reinsurance                                                     83

Schedule V - Valuation and Qualifying Accounts                                84

Schedule VI - Supplemental Information Concerning Property-Casualty
      Insurance Companies                                                     85

INDEPENDENT AUDITORS' REPORT

To The Board of Directors of
   NCRIC Group, Inc. and Subsidiaries
   Washington, D.C.

We have audited the accompanying consolidated balance sheets of NCRIC Group, Inc. and Subsidiaries (the Company) as of December 31, 2002 and 2001, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ending December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NCRIC Group, Inc. and Subsidiaries as of December 31, 2002 and 2001, and the results of their operations, and their cash flows for each of the three years in the period ending December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the consolidated financial statements, in 2002 the Company changed its method of accounting for goodwill to conform with Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets".

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

Deloitte & Touche LLP

February 15, 2003
McLean, Virginia


NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2002 AND 2001 (IN THOUSANDS, EXCEPT FOR SHARE DATA)
---------------------------------------------------------------------------------------------------------
                                                                                   2002            2001
ASSETS

INVESTMENTS:
       Securities available for sale, at fair value:
            Bonds and U.S.Treasury Notes (Amortized cost $110,309
              and $95,716)                                                       $ 114,696      $  96,723
            Equity securities (Cost $5,561 and $6,691)                               5,424          6,402
                                                                                 ---------      ---------
                  Total securities available for sale                              120,120        103,125

OTHER ASSETS:
       Cash and cash equivalents                                                    10,550          7,565
       Reinsurance recoverable                                                      43,231         30,077
       Goodwill, net                                                                 7,291          7,291
       Premiums and accounts receivable, net                                         9,477          4,802
       Deferred income taxes                                                         3,789          2,482
       Other assets                                                                  8,229          5,660
                                                                                 ---------      ---------
TOTAL ASSETS                                                                     $ 202,687      $ 161,002
                                                                                 =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
       Losses and loss adjustment expenses:
            Losses                                                                $ 70,314       $ 56,802
            Loss adjustment expenses                                                33,708         27,758
                                                                                 ---------      ---------
                  Total losses and loss adjustment expenses                        104,022         84,560
       Other liabilities:
            Retrospective premiums accrued under
                  reinsurance treaties                                                 607          2,408
            Unearned premiums                                                       24,211         17,237
            Advance premium                                                          2,971          4,138
            Reinsurance premium payable                                              5,045          2,452
            Bank debt                                                                  995          1,662
            Trust preferred securities                                              15,000              -
            Other liabilities                                                        2,019          4,091
                                                                                 ---------      ---------
TOTAL LIABILITIES                                                                  154,870        116,548
                                                                                 ---------      ---------

COMMITMENTS AND CONTINGENCIES (Notes 4, 6, and 9)

STOCKHOLDERS' EQUITY:
       Common stock $0.01 par value - 10,000,000 shares authorized;
            as of December 31, 2002, 3,708,399 shares issued and outstanding
            (net of 34,456 treasury shares); as of December 31, 2001, 3,711,427
            shares issued and outstanding (net of 31,428 treasury shares)               37             37
       Additional paid in capital                                                    9,630          9,552
       Unallocated common stock held by the ESOP                                      (682)          (786)
       Common stock held by the stock award plan                                      (202)          (339)
       Accumulated other comprehensive income                                        2,806            474
       Retained earnings                                                            36,518         35,776
       Treasury stock, at cost                                                        (290)          (260)
                                                                                 ---------      ---------
TOTAL STOCKHOLDERS' EQUITY                                                          47,817         44,454
                                                                                 ---------      ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                       $ 202,687      $ 161,002
                                                                                 =========      =========

See notes to consolidated financial statements.


NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------------------------------------------------
                                                                                     2002            2001           2000
REVENUES:
       Net premiums earned                                                        $ 30,098       $ 20,603       $ 14,611
       Net investment income                                                         5,915          6,136          6,407
       Net realized investment losses                                                 (131)          (278)            (5)
       Practice management and related income                                        5,800          6,156          5,317
       Other income                                                                  1,013            602            470
                                                                                  --------       --------       --------
                  Total revenues                                                    42,695         33,219         26,800
                                                                                  --------       --------       --------

EXPENSES:
       Losses and loss adjustment expenses                                          26,829         18,858         11,946
       Underwriting expenses                                                         8,168          4,877          3,591
       Practice management and related expenses                                      5,811          6,063          4,970
       Other expenses                                                                1,467          1,245          1,237
                                                                                  --------       --------       --------

                  Total expenses                                                    42,275         31,043         21,744
                                                                                  --------       --------       --------

INCOME BEFORE INCOME TAXES                                                             420          2,176          5,056
                                                                                  --------       --------       --------

INCOME TAX PROVISION (BENEFIT)                                                        (322)           597          1,561
                                                                                  --------       --------       --------

NET INCOME                                                                        $    742       $  1,579       $  3,495
                                                                                  ========       ========       ========

OTHER COMPREHENSIVE INCOME, NET OF TAX:
       Unrealized holding gains on securities                                     $  2,478       $  1,567       $  2,119
       Reclassification adjustment for gains (losses) included in net income          (146)          (349)             3
                                                                                  --------       --------       --------
OTHER COMPREHENSIVE INCOME                                                           2,332          1,218          2,122
                                                                                  --------       --------       --------

COMPREHENSIVE INCOME                                                              $  3,074       $  2,797       $  5,617
                                                                                  ========       ========       ========
Net income per common share:
Basic:
       Average shares outstanding                                                    3,557          3,529          3,526
                                                                                  --------       --------       --------
       Earnings Per Share                                                         $   0.21       $   0.45       $   0.99
                                                                                  ========       ========       ========
Diluted:
       Weighted average shares outstanding                                           3,557          3,529          3,526
       Dilutive effect of stock options                                                 75             86             33
                                                                                  --------       --------       --------
       Weighted average shares outstanding -diluted                                  3,632          3,615          3,559
                                                                                  --------       --------       --------
       Earnings Per Share                                                         $   0.20       $   0.44       $   0.98
                                                                                  ========       ========       ========

See notes to consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(IN THOUSANDS)
-------------------------------------------------------------------------------------------------------------------------------
                                                                                            Accumulated
                                              Additional Unallocated    Stock                  Other                   Total
                                    Common     Paid In      ESOP        Award      Treasury Comprehensive  Retained Stockholders'
                                    Stock      Capital     Shares       Shares      Stock     Income(Loss) Earnings    Equity
                                    -------   ---------- -----------    -------    -------- -------------- -------- -------------
BALANCE, JANUARY 1, 2000             $   37     $ 9,433      $ (993)    $ (518)    $    -    $(2,866)       $30,702     $35,795

Net income                                -           -           -          -          -          -          3,495       3,495

Other comprehensive income                -           -           -          -          -      2,122              -       2,122

Acquistion of treasury stock              -           -           -          -       (131)         -              -        (131)

Shares released                           -          22         104         42          -          -              -         168
                                     ------     -------      -------    -------    -------   -------        -------     --------
BALANCE, DECEMBER 31, 2000               37       9,455        (889)      (476)      (131)      (744)        34,197      41,449

Net income                                -           -           -          -          -          -          1,579       1,579

Other comprehensive income                -           -           -          -          -      1,218              -       1,218

Acquistion of treasury stock              -           -           -          -       (129)         -              -        (129)

Shares released                           -          97         103        137          -          -              -         337
                                     ------     -------      -------    -------    -------   -------        -------     --------
BALANCE, DECEMBER 31, 2001               37       9,552        (786)      (339)      (260)       474         35,776      44,454

Net income                                -           -           -          -          -          -            742         742

Other comprehensive income                -           -           -          -          -      2,332              -       2,332

Acquistion of treasury stock              -           -           -          -        (30)         -              -         (30)

Shares released                           -          78         104        137          -          -              -         319
                                     ------     -------      -------    -------    -------   -------        -------     --------
BALANCE, DECEMBER 31, 2002           $   37     $ 9,630      $ (682)    $ (202)    $ (290)   $ 2,806        $36,518     $47,817
                                     ======     =======      =======    =======    =======   =======        =======     ========

See notes to consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000 (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------------
                                                                                    2002            2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                                 $    742       $  1,579       $  3,495
       Adjustments to reconcile net income
            to net cash flows from operating activities:
                  Net realized investment losses                                       131            278              5
                  Amortization and depreciation                                        661            748            656
                  Provision for uncollectable receivables                            1,362            212            238
                  Deferred income taxes                                             (2,508)          (914)           287
                  Stock released for coverage of benefit plans                         319            337            168
                  Changes in assets and liabilities:
                        Reinsurance recoverable                                    (13,154)        (2,528)          (922)
                        Premiums and accounts receivable                            (6,037)        (1,576)        (1,298)
                        Other assets                                                (2,132)           658         (1,176)
                        Losses and loss adjustment expenses                         19,462          3,426         (3,148)
                        Retrospective premiums accrued under
                             reinsurance treaties                                   (1,801)        (3,070)        (1,686)
                        Unearned premiums                                            6,974          5,765          2,574
                        Advance premium                                             (1,167)         3,372            151
                        Reinsurance premium payable                                  2,593          1,649             70
                        Other liabilities                                           (2,071)        (1,682)          (248)
                                                                                  --------       --------       --------
                        Net cash flows provided by (used in) operating
                             activities                                              3,374          8,254           (834)
                                                                                  --------       --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investments                                                    (52,824)       (24,736)       (10,286)
       Sales, maturities and redemptions of investments                             39,027         21,956         10,543
       Investment in purchased business, net of cash acquired                            -         (3,014)             -
       Purchases of property and equipment                                            (895)          (400)          (727)
                                                                                  --------       --------       --------

                        Net cash flows used in investing activities                (14,692)        (6,194)          (470)
                                                                                  --------       --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Proceeds from the issuance  of trust preferred securities                    15,000              -              -
       Payments to acquire treasury stock                                              (30)          (129)          (131)
       Proceeds from bank debt                                                           -          1,971              -
       Repayment of bank debt                                                         (667)          (309)             -
                                                                                  --------       --------       --------
                        Net cash flows provided by (used in) financing
                             activities                                             14,303          1,533           (131)
                                                                                  --------       --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              2,985          3,593         (1,435)
                                                                                  --------       --------       --------
CASH AND CASH EQUIVALENTS,
       BEGINNING OF YEAR                                                             7,565          3,972          5,407
                                                                                  --------       --------       --------
CASH AND CASH EQUIVALENTS,
       END OF YEAR                                                                $ 10,550       $  7,565       $  3,972
                                                                                  ========       ========       ========
SUPPLEMENTARY INFORMATION:
       Cash paid for income taxes                                                 $  2,200       $  2,172       $  1,375
                                                                                  ========       ========       ========
       Interest paid                                                              $     61       $     72       $      -
                                                                                  ========       ========       ========

See notes to consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000
____________________________________________________

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

         Through a series of stock transfers effected in connection with the reorganization, Mutual Holding Company owns all of the outstanding shares of NCRIC Holdings, Inc., which owns all of the outstanding shares of NCRIC Group, Inc. (Company) which owns all of the outstanding shares of NCRIC. District of Columbia law provides that the Mutual Holding Company must at all times own, directly or indirectly, a majority of the outstanding voting stock of NCRIC. In 1999 the Company completed an initial public offering of 1,480,000 shares, which represented approximately 40% of its outstanding shares. NCRIC Holdings continues to own approximately 60% of the outstanding shares of the Company.

         On December 4, 2002, the Company formed NCRIC Statutory Trust I for the purpose of issuing $15,000,000 in trust preferred securities in a pooled transaction to unrelated investors. (See Note 5)

         The Company provides comprehensive professional liability and office premises liability insurance under nonassessable policies to physicians having their principal practice in the District of Columbia, Maryland, Virginia, West Virginia, or Delaware.

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

         PRINCIPLES OF CONSOLIDATION - The accompanying financial statements present the consolidated financial position and results of operations of the Company and its subsidiaries. All significant intercompany transactions have been eliminated in the consolidation.

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

         Investment securities are exposed to various risks such as interest rate, market and credit risk. Fair values of securities fluctuate based on the magnitude of changing market conditions; significant changed market conditions could materially affect the portfolio value in the near term. When a security has a decline in fair value which is other than temporary, the Company reduces the carrying value of the security to its current fair value.

         The Company evaluates investments for other-than-temporary impairment whenever events or changes in circumstances, such as business environment, legal issues and other relevant data, indicate that the carrying amount of an investment may not be recoverable. Any resulting impairment loss is reported as a realized investment loss. During the year ended December 31, 2002 the Company recorded an impairment loss on securities in the second quarter. These securities were subsequently sold during 2002. Additionally, in 2001 the Company determined that an equity security consisting of common stock experienced an other-than-temporary impairment. Accordingly, the Company recorded a pre-tax impairment loss of $300,000 in 2001 relating to that investment. During the year ended December 31,2000, the Company did not find it necessary to recognize an impairment loss.

         GOODWILL - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill ceased upon adoption of SFAS 142 on January 1, 2002. For each of the years ended December 31, 2001 and 2000, goodwill amortization was $384,000.

         NCRIC's goodwill asset resulted from the 1999 acquisition of three businesses which now operate as divisions of the Practice Management Services Segment. NCRIC completed its initial goodwill impairment testing under SFAS 142 and concluded that the goodwill asset was not impaired as of the date of implementation of SFAS 142, nor was it impaired as of December 31, 2002. Goodwill is reported net of accumulated amortization of $909,000 as of December 31, 2002 and 2001.

         DEFERRED POLICY ACQUISITION COSTS - Commissions and premium taxes associated with acquiring insurance that vary with and are directly related to the production of new and renewal business are deferred and amortized over the terms of the policies to which they relate. Deferred policy acquisition costs totaled approximately $1.5 million and $850,000 as of December 31, 2002 and 2001, respectively, and are reported as a component of other assets. Since NCRIC's insurance policies are generally written for a term of one year, the entire year-end balance is amortized in the following year. NCRIC amortized $2.9 million, $1.4 million and $645,000 in the years ended December 31, 2002, 2001 and 2000, respectively. Amortization is reported as a component of underwriting expense.

         PROPERTY AND EQUIPMENT - Fixed assets are recorded at cost and reported as a component of other assets. Depreciation is recorded using the straight-line method over estimated useful lives ranging from three to five years for computer software and equipment and furniture and fixtures and ten years for leasehold improvements. The balances of fixed assets of $2.0 million and $1.6 million as of December 31, 2002 and 2001, respectively, are net of accumulated depreciation of $1.9 million and $1.8 million.

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

         REINSURANCE - The Company protects itself from excessive losses by reinsuring certain levels of risk in various areas of exposure. Amounts recoverable from reinsurance are estimated in a manner consistent with the loss and loss adjustment expense reserve associated with the reinsured loss.

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

         IMPAIRMENT OF LONG-LIVED ASSETS - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the years ended December 31, 2002 and 2001, the Company did not find it necessary to record a provision for impairment of assets.

         USE OF ESTIMATES - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounts subject to management estimates are reinsurance recoverable, liabilities for losses and loss adjustment expenses, retrospective premiums accrued under reinsurance treaties, retrospective premiums accrued under risk-sharing programs, and impairment of goodwill.

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

         GEOGRAPHIC CONCENTRATION - NCRIC's market territory for its medical professional liability insurance is limited to the District of Columbia, Delaware, Maryland, Virginia and West Virginia. Because our business is concentrated in a limited number of states, we may be exposed to adverse developments that may have a greater affect on us than the risks of doing business in a broader market area. In particular, the lack of tort reform in the District of Columbia and some of our other market areas exposes NCRIC to the potential for extremely high jury awards. NCRIC's reinsurance program is designed to provide protection against such a loss.

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

         The Company writes policies under certain retrospectively rated programs. Premium revenue related to these contracts is earned based on the contractual terms and estimated losses under those contracts. Earned premiums are premiums written reduced by premium refunds accrued. Premium refunds are accrued to reflect the risk-sharing program results on a basis consistent with the underlying loss experience.

         Practice management revenue is recognized as services are performed under terms of management and other contracts. Revenue is generally billed in the month following the performance of related services.

         STOCK-BASED COMPENSATION - As of December 31, 2002 and 2001 the company has one stock option plan, which is described more fully in Note 10. NCRIC Group accounts for compensation cost using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees". Accordingly, no compensation expense was recognized since the stock options granted were at an exercise price equal to the fair market value of the common stock on the date the options were granted.

         The Company's pro forma information using the Black-Scholes valuation model follows:

                                                                         2002            2001          2000
                                                                       ------          -------        -----
         Net income as reported                                        $  742          $1,579        $3,495
             Less: Total stock based employee compensation,
                   net of related tax effect                               37              64            64
                                                                       ------          ------        ------

         Pro forma net income (in thousands)                           $  705          $1,515        $3,431
                                                                       ======          ======        ======

         Earnings per share - Basic as reported                        $ 0.21          $ 0.45        $ 0.99
                              Basic pro forma                          $ 0.20          $ 0.43        $ 0.97

                              Diluted as reported                      $ 0.20          $ 0.44        $ 0.98
                              Diluted pro forma                        $ 0.19          $ 0.42        $ 0.96

         RECLASSIFICATION - Certain prior year amounts have been reclassified to conform with the current year presentation.

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

         The acquisition has been accounted for using the purchase method. Goodwill was being amortized over 20 years on a straight-line basis. With the adoption of SFAS 142 on January 1, 2002, the amortization of goodwill ceased.

         The acquired companies achieved the earnings target for 2000, and NCRIC paid the prior owners $1.55 million on March 31, 2001. After analyzing the acquired companies' operations since the acquisition, terms were negotiated and agreed upon for an early payment of the second contingent payment originally scheduled to be paid in 2002. As a result, on June 23, 2001, NCRIC paid $1.46 million, the present value of the remaining payments, to the prior owners. These payments were added to the balance of goodwill.

         In June 2001, NCRIC MSO, Inc. borrowed $1,971,000 from SunTrust Bank to finance payments made in accordance with the purchase of HealthCare Consulting, Inc., HCI Ventures, LLC, and Employee Benefits Services, Inc. In September, 2002, the Company pledged securities to collateralize this loan lowering the interest rate from a floating rate of LIBOR plus two and three-quarter percent to plus one and one-half percent. The term of the loan is 3 years. At December 31, 2002, the interest rate was 2.93%. Principal and interest payments are due on a monthly basis.

3.       INVESTMENTS

         The following tables show the amortized cost and fair value of investments (in thousands):

                                                                      GROSS             GROSS
                                                     AMORTIZED        UNREALIZED        UNREALIZED    FAIR
                                                     COST             GAINS             LOSSES        VALUE
         As of December 31, 2002

         U.S. Government and agencies             $  27,664          $   292           $   (4)        $  27,952
         Corporate                                   32,680            1,567             (488)           33,759
         Tax-exempt obligations                      30,416            2,309              (21)           32,704
         Asset and mortgage-backed
           securities                                19,549              882             (150)           20,281
                                                  ---------          -------           -------        ---------
                                                    110,309            5,050             (663)          114,696
         Equity securities                            5,561              150             (287)            5,424
                                                  ---------          -------           -------        ---------
         Total                                    $ 115,870          $ 5,200           $ (950)        $ 120,120
                                                  =========          =======           =======        =========


         As of December 31, 2001

         U.S. Government and agencies             $   4,600          $   161           $     -        $   4,761
         Corporate                                   43,739              977            (1,311)          43,405
         Tax-exempt obligations                      19,304              634              (134)          19,804
         Asset and mortgage-backed
           securities                                28,073              695               (15)          28,753
                                                  ---------          -------           -------        ---------
                                                     95,716            2,467            (1,460)          96,723
         Equity securities                            6,691              118              (407)           6,402
                                                  ---------          -------           -------        ---------
         Total                                    $ 102,407          $ 2,585           $(1,867)       $ 103,125
                                                  =========          =======           =======        =========

         The amortized cost and fair value of debt securities at December 31, 2002 and 2001 are shown by maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.


                                                       DECEMBER 31, 2002              DECEMBER 31, 2001
                                                  ---------------------------     ------------------------

                                                     AMORTIZED         FAIR         AMORTIZED      FAIR
                                                       COST            VALUE           COST        VALUE
                                                                           (IN THOUSANDS)

         Due in one year or less                    $      742      $     750      $     757     $     778
         Due after one year through five years          40,685         42,283         14,645        15,152
         Due after five years through ten years         36,707         38,825         22,778        23,486
         Due after ten years                            12,626         12,557         29,463        28,554
                                                     ---------      ---------      ---------     ---------
                                                        90,760         94,415         67,643        67,970
         Equity securities                               5,561          5,424          6,691         6,402
         Asset and mortgage-backed securities           19,549         20,281         28,073        28,753
                                                     ---------      ---------      ---------     ---------
         Total                                       $ 115,870      $ 120,120      $ 102,407     $ 103,125
                                                     =========      =========      =========     =========

         Proceeds from bond maturities and redemptions of available for sale investments during the years ended December 31, 2002, 2001, and 2000, were $39.0 million, $22.0 million, and $10.5 million, respectively. Gross gains of $1,437,000, $787,000, and $16,000, and gross losses of $1,568,000, $1,065,000, and $21,000, were realized on bond redemptions and available for sale investments during years ended December 31, 2002, 2001, and 2000, respectively.

         For the years ended December 31, 2002, 2001, and 2000 net investment income earned was as follows (in thousands):


                                                                        2002              2001          2000
                                                                     --------         --------        -------
                U. S Government and agencies                         $    255          $   470         $   811
                Corporate                                               3,038            3,144           2,252
                Tax-exempt obligations                                  1,290              895             727
                Asset and mortgage-backed securities                    1,178            1,266           2,167
                Equity securities                                         431              433             360
                Short term investments                                    103              241             381
                                                                     --------          -------         -------

                Total investment income earned                          6,295            6,449           6,698
                Investment expenses                                      (380)            (313)           (291)
                                                                     --------          -------         -------
                Net investment income                                $  5,915          $ 6,136         $ 6,407
                                                                     ========          =======         =======

4.       LIABILITIES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

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

         Activity in the liabilities for losses and loss adjustment expenses is summarized as follows (in thousands):


                                                                 YEAR ENDED DECEMBER 31,
                                                         ---------------------------------------
                                                            2002          2001           2000
                                                         ---------     ----------     ----------

         BALANCE, Beginning of year                      $  84,560     $   81,134     $   84,282

             Less reinsurance recoverable on
             unpaid claims                                  29,624         27,312         25,815
                                                         ---------     ----------     ----------
         NET BALANCE                                        54,936         53,822         58,467
                                                         ---------     ----------     ----------
             Incurred related to:
               Current year                                 24,063         23,056         17,829
               Prior years                                   2,766         (4,198)        (5,883)
                                                         ---------     ----------     ----------
                 Total incurred                             26,829         18,858         11,946
                                                         ---------     ----------     ----------
             Paid related to:
               Current year                                  1,491          1,599            917
               Prior years                                  18,664         16,145         15,674
                                                         ---------     ----------     ----------
                 Total paid                                 20,155         17,744         16,591
                                                         ---------     ----------     ----------

         NET BALANCE                                        61,610         54,936         53,822

             Plus reinsurance recoverable on
             unpaid claims                                  42,412         29,624         27,312
                                                         ---------     ----------     ----------
         BALANCE, End of year                            $ 104,022     $   84,560     $   81,134
                                                         =========     ==========     ==========

         The net change in incurred losses related to prior years represents development of net losses incurred in prior years. This development results from the re-estimation and settlement of individual losses not covered by reinsurance, which are generally losses under $500,000. The 2002 change is primarily reflective of adverse loss development for the 2001 and 2000 loss years, partially offset by favorable development in the 1999 and 1996 loss years; whereas, the 2000 change is primarily reflective of the favorable loss development for the 1994, 1996, 1998 and 1999 loss years, partially offset by adverse development in the 1995 loss year. The 1999 change is primarily reflective of the favorable loss development for the 1992 through 1996 loss years. The change in development over the three-year period ended December 31, 2002, reflects the increase in severity, which reflects the growing size of plaintiff verdicts and settlements.

5.       TRUST PREFERRED SECURITIES

         On December 4, 2002, the Company issued trust preferred securities
         (TPS) in the amount of $15,000,000 in a pooled transaction to unrelated investors. The Company estimates that the fair value of the TPS issued approximates the proceeds of cash received at the time of issuance. The Company contributed $13,500,000 of the funds raised to the statutory surplus of its insurance subsidiaries.

         The TPS have a maturity of thirty years, and bear interest at an annual rate equal to three-month LIBOR plus 4.00%, payable quarterly beginning March 4, 2003. Interest is adjusted on a quarterly basis provided that prior to December 4, 2007, this interest rate shall not exceed 12.50%. The Company may defer payment of interest on the TPS for up to twenty consecutive quarters. The TPS are callable by the Company at par beginning December 4, 2007.

         The initial interest rate is 5.42% and $62,000 in interest was accrued for the year ended December 31, 2002. Issuance costs of $451,000 were incurred related to the TPS and included in other assets. Issuance costs will be amortized over thirty years as a component of other expense.

         The Company formed NCRIC Statutory Trust I for the purpose of issuing the TPS. The gross proceeds from issuance were used to purchase Junior Subordinated Deferrable Interest Debentures, the Debentures, from the Company. The Debentures are the sole assets of the NCRIC Statutory Trust I. The Debentures have a maturity of thirty years, and bear interest at an annual rate equal to three-month LIBOR plus 4.00%, payable quarterly beginning March 4, 2003. Interest is adjusted on a quarterly basis provided that prior to December 4, 2007, the interest rate shall not exceed 12.50%. The Debentures are callable by the Company at par beginning December 4, 2007. The Debentures are unsecured obligations of the Company and are junior in the right of payment to all future senior indebtedness of the Company. The Debentures and related investment in NCRIC Statutory Trust I have been eliminated in consolidation.

6.       REINSURANCE AGREEMENTS

         The Company has reinsurance agreements that allow the Company to write policies with higher coverage limits than it is individually capable or desirous of retaining by reinsuring the amount in excess of its retention. The Company has both excess of loss treaties and quota share treaties.

         The Company would sustain the loss in the event the reinsurers are unable to meet their obligations under these contracts. There were unused letters of credit executed by reinsurers in favor of the Company of $128,000 at December 31, 2002 and 2001. Such letters of credit are issued as security against ceded losses recoverable in the future.

         The effect of reinsurance on premiums written and earned for the years ended are as follows (in thousands):

                                                                     DECEMBER 31
                             --------------------------- --- --------------------------- -- ----------------------------
                                        2002                            2001                           2000
                             ---------------------------     ---------------------------    ----------------------------
                               WRITTEN        EARNED           WRITTEN        EARNED           WRITTEN       EARNED
         Direct               $ 51,799      $ 44,113          $ 34,459      $ 28,192        $ 22,727       $ 19,965
         Ceded
           Current year        (18,409)      (14,429)          (12,238)       (8,992)         (7,746)        (5,982)
           Prior Year              406           406             1,696         1,696           1,872          1,872
                              --------      --------          --------      --------        --------       --------
         Total Ceded           (18,003)      (14,023)          (10,542)       (7,296)         (5,874)        (4,110)
                              --------      --------          --------      --------        --------       --------
         Net before renewal
         credits              $ 33,796      $ 30,090          $ 23,917      $ 20,896        $ 16,853       $ 15,855
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

         The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):


                                                                     AS OF DECEMBER 31,
                                                           ----------------------------------------
                                                                2002                    2001
                                                           ----------------        ----------------
         Deferred tax assets:
             Unearned premiums                                 $   1,670               $     903
             Discounted loss reserves                              3,034                   2,709
             Depreciation and amortization                           117                      71
             Capital loss carry-forwards                             150                     107
             Allowance for doubtful accounts                         608                     165
             Other                                                   163                     156
                                                               ---------               ---------
                                                                   5,742                   4,111

         Deferred tax liabilities
             Change in tax accounting method                           -                  (1,084)
             Fair valuation of investments                        (1,446)                   (244)
             Deferred policy acquisition costs                      (503)                   (289)
             Other                                                    (4)                    (12)
                                                               ---------               ---------
                                                                  (1,953)                 (1,629)
                                                               ---------               ---------

         Net Deferred tax assets                               $   3,789               $   2,482
                                                               =========               =========

         The capital losses can be carried forward for five years. Management expects to utilize the current capital loss carry-forwards within that period.


         The income tax provision (benefit) consists of the following:


                                                               FOR THE YEAR ENDED DECEMBER 31,
                                                      ----------------------------------------------
                                                        2002               2001             2000
                                                      -----------        ----------       ----------
         Federal:
             Current                                   $   2,214          $   1,734       $    1,220
             Deferred                                     (2,501)            (1,206)             298
                                                       ---------          ---------       ----------
                                                            (287)               528            1,518
         State:
             Current                                         (28)                83               53
             Deferred                                         (7)               (14)             (10)
                                                       ---------          ---------       ----------
                                                             (35)                69               43
                                                       ---------          ---------       ----------
                     Total provision (benefit)         $    (322)         $     597       $    1,561
                                                       =========          =========       ==========


         Federal income tax expense differs from that calculated using the established corporate rate primarily due to nontaxable investment income, as follows (in thousands):


                                                                FOR THE YEAR ENDED DECEMBER 31,
                                      ------------------------------------------------------------------------------------
                                               2002                         2001                          2000
                                      -------------------------    -------------------------     -------------------------
                                       AMOUNT        % OF           AMOUNT        % OF            AMOUNT        % OF
                                                    PRETAX                       PRETAX                        PRETAX
                                                    INCOME                       INCOME                        INCOME
         Federal income tax
          at statutory rates          $   142           34%        $   740           34%         $ 1,719           34%
         Tax-exempt income               (374)         (89)           (259)         (12)            (209)          (4)
         Dividends received               (87)         (21)            (88)          (4)             (73)          (1)
         Goodwill                           -            -             115            5               74            1
         Other                             (3)          (1)             89            4               50            1
                                      -------      -------         -------       ------          -------        -----
         Income tax
          at effective rates          $  (322)         (77)%       $   597           27%         $ 1,561           31%
                                      =======      =======         =======       ======          =======        =====


8.       EARNINGS PER SHARE

         The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):


                                                                             FOR THE YEAR ENDED DECEMBER 31,
                                                                      ----------------------------------------
                                                                         2002            2001          2000
                                                                      ---------       ----------      --------


         Net income                                                   $     742       $    1,579      $  3,495
                                                                      =========       ==========      ========

         Weighted average common shares outstanding - basic               3,557            3,529         3,526
         Dilutive effect of stock options                                    75               86            33
                                                                      ---------       ----------      --------
         Weighted average common shares outstanding - diluted             3,632            3,615         3,559
                                                                      ---------       ----------      --------

         Net income per common share:

         Basic                                                        $    0.21       $     0.45      $   0.99
                                                                      =========       ==========      ========
         Diluted                                                      $    0.20       $     0.44      $   0.98
                                                                      =========       ==========      ========

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

         As of December 31, 2002, the future minimum annual commitments under noncancellable leases are as follows:


                  2003                                        $   628,000
                  2004                                            624,000
                  2005                                            638,000
                  2006                                            652,000
                  2007                                            643,000
                  Thereafter                                      177,000
                                                              -----------

                  Total                                       $ 3,362,000
                                                              ===========

         Rent expense during the years ended December 31, 2002, 2001, and 2000 was $634,000, $662,000, and $678,000, respectively.

         NCRIC has established 3 letters of credit to secure specified amounts of appellate bonds for cases, which are in the District of Columbia appellate process. As of December 31, 2002, these letters of credit totaled $3.2 million.

         The Company and its subsidiaries have entered into four employment agreements with certain key employees. These agreements include covenants not to compete and provide for aggregate annual compensation of $945,000.

         In June 2001, NCRIC MSO, Inc. borrowed $1,971,000 from SunTrust Bank to finance payments made in accordance with the purchase of HealthCare Consulting, Inc., HCI Ventures, LLC, and Employee Benefits Services, Inc. In September, 2002, the Company pledged securities held in our investment portfolio with a fair value of $1.5 million at December 31, 2002, to collateralize this loan lowering the interest rate from a floating rate of LIBOR plus two and three-quarter percent to plus one and one-half percent. The term of the loan is 3 years. At December 31, 2002, the interest rate was 2.93%. At December 31, 2001, the interest rate was 4.83%. Principal and interest payments are due on a monthly basis.

10.      BENEFIT PLANS

         DEFINED CONTRIBUTION PLANS - NCRIC sponsors a defined contribution 401(k) profit-sharing plan. Employees who are 21 years or older and have completed 30 days of service are eligible for participation in the plan. Employees may elect to contribute up to 15% of total compensation, and all contributions are 100% vested. Effective January 1, 2002 both NCRIC MSO plans were merged into NCRIC's plan. NCRIC is not required to make matching contributions to the plan, but may make discretionary contributions. Total contributions to the plan by NCRIC for the years ended December 31, 2002, 2001, and 2000, were $328,000, $145,000, and $177,000, respectively.

         NCRIC MSO sponsored two plans for its employees. The first plan was a defined contribution money purchase plan in which employees who are 21 years or older and have two years of service are eligible to participate. Under the plan, NCRIC MSO contributed 3% of each participant's total annual compensation. All contributions are 100% vested. The contributions from NCRIC MSO for the years ended December 31, 2001, and 2000 were $67,000, and $57,000.

         The second plan was a defined contribution 401(k) profit-sharing plan. Employees who were 21 years or older and had one year of service were eligible for participation in the plan. Employees could elect to contribute up to 15% of total compensation. All contributions were 100% vested. NCRIC MSO was not required to make matching contributions to the plan, but could make discretionary contributions. Total contributions to the plan by NCRIC MSO for year ended December 31, 2000 were $76,000. No contribution was made for the year ended December 31, 2001.

         STOCK OPTION PLAN - NCRIC Group has a stock option plan for directors and officers of Mutual Holding Company and its subsidiaries. Options for common stock in an aggregate amount of 74,000 shares were granted at July 29, 1999. The options have terms of ten years and an exercise price of $7 per share, the fair market value of the common stock at the date of grant. The options became exercisable at a rate of 33-1/3% at the end of each 12 months of service with NCRIC Group or its subsidiaries after the date of grant. As of December 31, 2002, all options are exercisable.

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

         The exercise price per share for the 74,000 options outstanding at December 31, 2002 is $7.00. The weighted average remaining contractual life of those options is 6.6 years, 7.6 years, and 8.6 years at December 31, 2002, 2001, 2000, respectively. There was no change in the number of options outstanding or the exercise price since December 31, 1999.

         For pro forma disclosure purposes, the fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions: risk free rate of return of 3.50%; no dividends granted during the life of the option; volatility factors of the expected market price of the Company's common stock ranging from .489 to .843; and an expected life of the option of 10 years.

         EMPLOYEE STOCK OWNERSHIP PLAN - NCRIC Group has an ESOP for employees who have attained age 21 and completed one year of service. As part of the stock offering, the ESOP borrowed $1.0 million from NCRIC Group to purchase 148,000 shares, which are held in a trust account for allocation among participants as the loan is repaid. For shares allocated to the accounts of the ESOP participants as the result of payments made to reduce the ESOP loan, the compensation charge is based upon the average fair value of the shares over the service period. Scheduled loan repayments on December 31, 2002, 2001, and 2000 have been made. During the years ended December 31, 2002, 2001, and 2000 contributions were made to the plan of $162,800, $162,800 and $120,000, respectively. During 2002, 2001 and 2000, 14,800 shares were allocated to the plan.

         STOCK AWARD PLAN - NCRIC Group has a stock award plan under which directors, officers and employees of Mutual Holding Company and its subsidiaries would be awarded common stock. As a part of the stock offering, the stock award plan borrowed $518,000 from NCRIC Group to purchase 74,000 shares, which are held in a trust account for allocation among participants. Scheduled loan repayments on December 31, 2002, 2001, and 2000 have been made. On September 10, 2000, NCRIC Group granted 74,000 shares of common stock to directors and officers under its stock award plan. The compensation expense is measured at the fair value of the stock on the grant date, $7.875 per share, over the vesting period. For the years ended December 31, 2002, 2001 and 2000, the expense was $153,800, $153,800 and $47,200, respectively.

11.      STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

         The effects on these GAAP financial statements of the differences between the statutory basis of accounting prescribed or permitted by the District of Columbia Department of Insurance and Securities Regulation (DISR) and GAAP are summarized below (in thousands):


                                                                  DECEMBER 31,
                                                   ----------------------------------------
                                                      2002           2001            2000
                                                   ---------       --------       ---------
         POLICYHOLDERS' SURPLUS -
           STATUTORY BASIS                         $  44,269       $ 32,759       $  29,764
           Fair valuation of investments               2,806            474            (744)
           Deferred taxes                              3,012          2,726           1,535
           Group stock issuance                        7,642          7,353           7,145
           Capital contribution                      (13,500)            -               -
           Nonadmitted assets and other                3,588          1,142           3,749
                                                   ---------       --------       ---------
         STOCKHOLDERS' EQUITY - GAAP BASIS         $  47,817       $ 44,454       $  41,449
                                                   =========       ========       =========

         NET INCOME - STATUTORY BASIS              $  (1,510)      $    593       $   4,409
           Deferred taxes                              2,508          1,220            (287)
         GAAP consolidation and other                   (256)          (234)           (627)
                                                   ---------       --------       ---------
         NET INCOME - GAAP BASIS                   $     742       $  1,579       $   3,495
                                                   =========       ========       =========

         As of December 31, 2002, 2001, and 2000, statutory capital and surplus for NCRIC was sufficient to satisfy regulatory requirements. Each insurance company is restricted under the applicable Insurance Code as to the amount of dividends it may pay without regulatory consent.


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

         The District of Columbia has adopted the National Association of Insurance Commissioners' statutory accounting practices as the basis of its prescribed statutory accounting practices. In addition the Commissioner of the DISR has the right to permit other specific practices that may deviate from prescribed practices.

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

         The Company's reportable segments are strategic business units that offer different products and services and therefore are managed separately. Selected financial data is presented below for each business segment for the year ended December 31 (in thousands):


                                                              2002              2001            2000
                                                              ----              ----            ----
         INSURANCE
         Revenues from external customers                  $ 31,023         $ 21,118         $ 14,990
         Net investment income                                5,877            6,087            6,317
         Depreciation and amortization                          524              193              208
         Segment profit before taxes                          1,323            2,834            5,394
         Segment assets                                     190,522          152,130          137,618
         Segment liabilities                                138,297          114,424          102,542
         Expenditures for segment assets                        637              153              677






         PRACTICE MANAGEMENT SERVICES

         Revenues from external customers                  $  5,886         $  6,239         $  5,396
         Net investment income                                   27               55               84
         Depreciation and amortization                          137              555              448
         Segment profit before taxes                             83              205              456
         Segment assets                                       8,290            9,188            8,114
         Segment liabilities                                  2,800            3,762            2,541
         Expenditures for segment assets                         82              247               50

         TOTAL

         Revenues from external customers                  $ 36,909         $ 27,357         $ 20,386
         Net investment income                                5,904            6,142            6,401
         Depreciation and amortization                          661              748              656
         Segment profit before taxes                          1,406            3,039            5,850
         Segment assets                                     198,812          161,318          145,732
         Segment liabilities                                141,097          118,186          105,083
         Expenditures for segment assets                        719              400              727

         The following are reconciliations of reportable segment revenues, net investment income, assets, liabilities, and profit to the Company's consolidated totals (in thousands):


                                                                  2002             2001             2000
                                                                  ----             ----             ----
         REVENUES:
         Total revenues for reportable segments                  $  36,909         $  27,357         $ 20,386
          Other Income                                                   8                12               23
          Elimination of intersegment revenues                          (6)               (8)             (11)
                                                                  --------         ---------          -------
          Consolidated total                                     $  36,911         $  27,361         $ 20,398
                                                                  ========         =========          =======

         Net Investment Income:
          Total investment income for reportable segments        $   5,904         $   6,142          $ 6,401
          Elimination of intersegment income                            (4)               (6)               -
          Other Unallocated amounts                                     15                 -                6
                                                                   -------         ---------          -------
          Consolidated total                                     $   5,915         $   6,136         $  6,407
                                                                   =======         =========          =======

         Assets:
          Total assets for reportable segments                   $ 198,812         $ 161,318         $145,732
          Elimination of intersegment receivables                   (1,324)           (1,675)            (740)
          Elimination of affiliate receivables                         120             1,139              487
          Other unallocated amounts                                  5,079               220              385
                                                                  --------          --------          -------
          Consolidated total                                     $ 202,687         $ 161,002         $145,864
                                                                  ========          ========          =======




         Liabilities:
          Total liabilities for reportable segments              $ 141,097        $118,186         $105,083
          Elimination of intersegment payables                      (1,324)         (1,675)            (740)
          Other liabilities                                         15,097              37               72
                                                                 ---------        ---------        --------
          Consolidated total                                     $ 154,870        $116,548         $104,415
                                                                 =========        =========        ========

         Profit before taxes:
          Total profit  for reportable segments                  $   1,406         $ 3,039          $ 5,850
          Other unallocated amounts                                   (986)           (863)            (794)
                                                                 ---------        --------          -------
          Consolidated total                                     $     420         $ 2,176          $ 5,056
                                                                 =========        ========          =======


13.      TRANSACTIONS WITH AFFILIATES

         NCRIC MSO rented an office building for one of its divisions from a partnership whose partners are HealthCare Consulting senior executives. The lease terminated October 31, 2002. For this property, NCRIC MSO paid approximately $57,000 in rent for the year ended December 31, 2002 and $62,000 for the years ended December 31, 2001 and 2000.

         During 2002, 2001, and 2000, members of the Company's Board of Directors paid NCRIC MSO approximately $163,000, $183,000 and $157,000, respectively, for practice management related services.

14.      SUBSEQUENT EVENTS

         January 28, 2003, the Mutual Holding Company and the Company announced that their respective boards of directors approved a plan of conversion and reorganization for NCRIC MHC which will complete the transition of the Company to full public stock ownership.

         As part of the conversion, the Mutual Holding Company will terminate its existence, and the ownership interest of the Mutual Holding Company in the Company will be offered for sale to members and others on a priority basis in a subscription offering. The Mutual Holding Company currently owns approximately 60% of the outstanding shares of the Company.

         To complete the conversion, approval is needed from the members of Mutual Holding Company, the Commissioner of the District of Columbia Department of Insurance and Securities Regulation, and shareholders of the Company. It is expected that members of the Mutual Holding Company and shareholders of the Company will be asked to approve the proposed conversion and reorganization plan in June 2003.

         The Mutual Holding Company members will receive priority subscription rights to purchase shares issued in the conversion offering. Any shares of the Company that are not purchased by members, the Company's employee stock ownership plan, and officers, directors, and employees will be offered for sale to the public in a community offering.

         As part of the conversion, shareholders of the Company will have their existing shares exchanged for new shares of NCRIC Group, Inc., a Delaware corporation, based on an exchange ratio that assures that they receive the same proportionate ownership interest in the new corporation as their existing ownership interest in the Company immediately prior to the conversion and reorganization.

15.      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

         The following is a summary of unaudited quarterly results of operations for 2002, 2001 and 2000:


         Year Ended December 31, 2002
                                                   FIRST       SECOND      THIRD        FOURTH
                                                   -----       ------      -----        ------
         Premiums earned and other revenues        $8,339      $8,702      $9,478      $ 10,392
         Net investment income                      1,550       1,524       1,444         1,397
         Realized investment gains (losses)           (36)       (574)          6           473
         Net income (loss)                            534         198        (791)          801

         Basic earnings per share of common
         stock                                     $ 0.15      $ 0.06      $(0.22)       $ 0.22
         Diluted earnings per share of
         common stock                              $ 0.15      $ 0.05      $(0.22)       $ 0.22


         Year Ended December 31, 2001
                                                   FIRST       SECOND      THIRD        FOURTH
                                                   -----       ------      -----        ------
         Premiums earned and other revenues        $6,494      $6,397      $6,909       $ 7,561
         Net investment income                      1,558       1,538       1,521         1,519
         Realized investment gains (losses)            95           2          97          (472)
         Net income (loss)                            930         315         646          (312)

         Basic earnings per share of common
         stock                                     $ 0.26      $ 0.09      $ 0.18       ($ 0.09)
         Diluted earnings per share of
         common stock                              $ 0.26      $ 0.09        0.18       ($ 0.09)


        Year Ended December 31, 2000
                                                   FIRST        SECOND      THIRD       FOURTH
                                                   -----        ------      -----       ------
         Premiums earned and other revenues        $5,106      $5,094      $5,224       $4,974
         Net investment income                      1,594       1,588       1,632        1,593
         Realized investment gains (losses)             -           -           -           (5)
         Net income (loss)                            878         851         842          924

         Basic earnings per share of common
         stock                                     $ 0.25      $ 0.24      $ 0.24       $ 0.26
         Diluted earnings per share of
         common stock                              $ 0.25      $ 0.24      $ 0.24       $ 0.26

                                       76


NCRIC GROUP, INC. AND SUBSIDIARIES                                    SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2002 (IN THOUSANDS)
------------------------------------------------------------------------------------------------------------------
                                                                                                      AMOUNT AT
                                                                                                    WHICH SHOWN IN
TYPE OF INVESTMENT                                            COST (1)            VALUE              BALANCE SHEET
Fixed Maturities:
United States Government and government
   agencies and authorities                                  $  27,664          $  27,952           $  27,952
States, municipalities, and political subdivisions              30,416             32,704              32,704
All other corporate bonds                                       32,680             33,759              33,759
Asset and mortgage-backed securities                            19,549             20,281              20,281
Redeemable preferred stocks                                      4,561              4,330               4,330
                                                             ---------          ---------            --------
     Total fixed maturities                                    114,870            119,026             119,026

Equity securities:
Industrial, miscellaneous, and all other                             -                  -                   -
Nonredeemable preferred stocks                                   1,000              1,094               1,094
                                                             ---------          ---------           ---------
     Total equity securities                                     1,000              1,094               1,094

     Total investments                                       $ 115,870          $ 120,120           $ 120,120
                                                             =========          =========           =========

(1) Original cost of equity securities, and, as to fixed maturities, original costs reduced by repayments and adjusted for amortization of premiums or accrual of discounts.


NCRIC GROUP, INC. AND SUBSIDIARIES (PARENT ONLY)                     SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEET
AS OF DECEMBER 31, 2002 AND 2001 (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------
                                                                            2002                   2001

ASSETS

INVESTMENTS:
          Investments in subsidiaries*                                    $ 58,179               $ 42,248
          Bonds                                                              3,392                      -
                                                                          --------               --------
              Total investments                                             61,571                 42,248

OTHER ASSETS:
      Cash and cash equivalents                                                 99                     25
      Receivables                                                               60                    133
      Property and equipment, net                                              973                    904
      Due from subsidiaries*                                                   120                  1,162
      Other assets                                                             555                     18
                                                                          --------               --------
TOTAL ASSETS                                                              $ 63,378               $ 44,490
                                                                          ========               ========
                                                                               -
LIABILITIES AND STOCKHOLDERS' EQUITY

      Junior Subordinated Deferrable Interest Debentures                  $ 15,464                    $ -
      Other liabilities                                                         97                     36
                                                                          --------               --------
TOTAL LIABILITIES                                                           15,561                     36
                                                                          --------               --------
STOCKHOLDERS' EQUITY:
      Common stock                                                              37                     37
      Other stockholders' equity, including unrealized gains
           or losses on securities of subsidiaries                          47,780                 44,417
                                                                          --------               --------
TOTAL STOCKHOLDERS' EQUITY                                                  47,817                 44,454
                                                                          --------               --------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                $ 63,378               $ 44,490
                                                                          ========               ========

* Eliminated in consolidation. See notes to condensed financial statements.


NCRIC GROUP, INC. AND SUBSIDIARIES (PARENT ONLY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000 (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------
                                                                          2002              2001              2000
REVENUES:
      Net investment income                                             $    16          $      -        $      7
      Dividends from subsidiaries*                                        1,750             1,500           1,500
      Other income                                                            7                12              22
                                                                        -------          --------        --------
              Total revenues                                              1,773             1,512           1,529
                                                                        -------          --------        --------

EXPENSES:
      Other operating expenses                                              670               875             824
                                                                        -------          --------        --------
              Total expenses                                                670               875             824
                                                                        -------          --------        --------

INCOME BEFORE EQUITY IN UNDISTRIBUTED
      EARNINGS OF SUBSIDIARIES                                            1,103               637             705

Equity in undistributed earnings of subsidiaries                           (361)              942           2,790
                                                                        -------          --------        --------

NET INCOME                                                              $   742          $  1,579        $  3,495
                                                                        =======          ========        ========

* Eliminated in consolidation. See notes to condensed financial statements.


NCRIC GROUP, INC. AND SUBSIDIARIES (PARENT ONLY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2002 AND 2001 (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------

                                                                                 2002              2001

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                              $    742          $   1,579
      Adjustments to reconcile net income
          to net cash flows from operating activities:
      Equity in undistributed earnings of subsidiaries                             361              (942)
      Amortization and depreciation                                                106                51
      Stock released for coverage of benefit plans                                 319               337
      Other changes in assets and liabilities:                                     639              (604)
                                                                              ---------         ---------
                    Net cash flows from operating activities                     2,167               421
                                                                              ---------         ---------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments                                                  (3,392)                -
      Investment in purchased business                                         (13,960)             (300)
      Purchases of property and equipment                                         (175)              (73)
                                                                              ---------         ---------
                    Net cash flows from investing activities                   (17,527)             (373)
                                                                              ---------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from Junior Subordinated Deferrable Interest
        Debentures                                                              15,464                 -
      Payments to acquire treasury stock                                           (30)             (129)
                                                                              ---------         ---------

                    Net cash flows from financing activities                    15,434              (129)

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             74               (81)
                                                                              ---------         ---------

CASH AND CASH EQUIVALENTS,
      BEGINNING OF YEAR                                                             25               106
                                                                              ---------         ---------
CASH AND CASH EQUIVALENTS,
      END OF YEAR                                                             $     99          $     25
                                                                              =========         =========
SUPPLEMENTARY INFORMATION:
      Interest paid                                                           $      -          $       -
                                                                              =========         =========

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
NCRIC GROUP, INC. AND SUBSIDIARIES (PARENT ONLY)
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001 AND 2000

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

II.  BASIS OF PRESENTATION

In Group's financial statements, investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of reorganization plus unrealized gains and losses of subisidiaries' investments.

III. ACQUISITION

On January 4, 1999, Group acquired all of the outstanding shares of HealthCare Consulting, Inc., all of the outstanding interests of HCI Ventures, LLC, and all the assets of Employee Benefit Services. See Note 2 of the Notes to the Consolidated Financial Statements.

IV.   INVESTMENTS

See Investments in the Consolidated Financial Statements and in Note 3 of the Notes to the Consolidated Financial Statements.

V. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES
See Note 5 of the Notes to the Consolidated Financial Statements

VI. COMPREHENSIVE INCOME

See Comprehensive Income in the Consolidated Financial Statements.

VII.  INCOME TAXES

Group and its eligible subsidiaries file a consolidated U.S Federal Income tax return. Income tax liabilities or benefits are recorded by each subsidiary based upon separate return calculations.

For further information on income taxes, see Income Taxes in Note 7 of the Notes to the Consolidated Financial Statements.

VIII. ACCOUNTING CHANGES

For information concerning new accounting standards adopted in 2002 and 2001, see Note 1 of the Notes to the Consolidated Financial Statements.


NCRIC GROUP, INC. AND SUBSIDIARIES                                  SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
DECEMBER 31, 2002, 2001, AND 2000 (IN THOUSANDS)
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                 AMORTIZATION
                DEFERRED    FUTURE POLICY             OTHER POLICY                     BENEFITS, OF DEFERRED
                 POLICY    BENEFITS, LOSSES,           CLAIMS AND             NET     LOSSES AND   POLICY      OTHER
              ACQUISITION    CLAIMS, AND     UNEARNED   BENEFITS   PREMIUM INVESTMENT    LOSS    ACQUISITION  OPERATING  PREMIUMS
SEGMENT          COSTS      LOSS EXPENSES    PREMIUMS    PAYABLE   REVENUE   INCOME    EXPENSES     COSTS      EXPENSES  WRITTEN
-------          -----      -------------    --------    -------   -------   ------    --------     -----      --------  -------
Insurance:
2002          $ 1,480         $ 104,022      $ 24,211       $ -    $ 30,098  $ 5,915   $ 26,829     $ 2,890    $ 5,728    $ 51,799

2001          $   851         $  84,560      $ 17,237       $ -    $ 20,603  $ 6,136   $ 18,858     $ 1,337    $ 3,890    $ 34,459

2000          $   252         $  81,134      $ 11,472       $ -    $ 14,611  $ 6,407   $ 11,946     $   645    $ 3,310    $ 22,727



NCRIC GROUP, INC. AND SUBSIDIARIES                                   SCHEDULE IV
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                   CEDED               ASSUMED                      PERCENTAGE
PROPERTY AND                        GROSS         TO OTHER          FROM OTHER          NET         OF ASSUMED
LIABILITY INSURANCE                 AMOUNT        COMPANIES          COMPANIES         AMOUNT         TO NET
-------------------                 ------        ---------          ---------         ------         ------

2002                                $ 44,113       $ (14,023)              $ -       $ 30,090              0%

2001                                $ 28,192       $  (7,296)              $ -       $ 20,896              0%

2000                                $ 19,965       $  (4,110)              $ -       $ 15,855              0%


NCRIC GROUP, INC. AND SUBSIDIARIES                                    SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2002 AND 2001 (IN THOUSANDS)
-------------------------------------------------------------------------------------------------
                              BALANCE AT       CHARGED TO                            BALANCE
                              BEGINNING         COSTS AND                            AT END
       DESCRIPTION             OF YEAR          EXPENSES         DEDUCTIONS          OF YEAR
       -----------             -------          --------         ----------          -------
2002
Allowance for Doubtful
   Accounts                 $      562           $ 1,367           $   (5)          $ 1,924

2001
Allowance for Doubtful
   Accounts                 $      350           $   415           $ (203)          $   562

NCRIC GROUP, INC. AND SUBSIDIARIES                                                      SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE COMPANIES
FOR THE YEARS ENDED DECEMBER 31, 2002, 2001, AND 2000
(IN THOUSANDS)
----------------------------------------------------------------------------------------------------------------------------------
                                                                                              AMORTIZATION
        DEFERRED      RESERVE FOR                                          LOSS AND LOSS       OF DEFERRED    PAID LOSS
         POLICY      UNPAID CLAIMS                 NET      NET         ADJUSTMENT EXPENSES       POLICY      AND LOSS
      ACQUISITION      AND CLAIM      UNEARNED  PREMIUMS INVESTMENT      RELATED TO : (1)      ACQUISITION   ADJUSTMENT   PREMIUMS
         COSTS    ADJUSTMENT EXPENSES PREMIUMS   EARNED    INCOME   CURRENT YEAR    PRIOR YEAR    COSTS     EXPENSES (1)  WRITTEN
         -----    ------------------- --------   ------    ------   -------------   ----------    -----     ------------  -------

2002    $ 1,480       $ 104,022       $ 24,211  $ 30,098    $ 5,915     $ 24,063     $  2,766      $ 2,890     $ 20,155  $ 51,799

2001    $   851       $  84,560       $ 17,237  $ 20,603    $ 6,136     $ 23,056     $ (4,198)     $ 1,337     $ 17,744  $ 34,459

2000    $   252       $  81,134       $ 11,472  $ 14,611    $ 6,407     $ 17,829     $ (5,883)     $   645     $ 16,591  $ 22,727



(1) Loss and loss adjustment expenses shown net of reinsurance

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         None.

                                    PART III

ITEM 10.      DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

         The table below lists certain information regarding our Board of Directors, including the terms of office of the members of the Board of Directors.

                                                                                           Shares of
                                      Positions                                          Common Stock
                                     Held in the          Director        Term to        Beneficially      Percent
       Name           Age(1)           Company            Since(2)        Expire           Owned (3)      of Class
       -----          ------           -------            --------        ------           ---------      --------

                                                     DIRECTORS

Nelson P. Trujillo      65      Chairman of the Board       1980           2004             46,330          1.3%
R. Ray Pate, Jr.        43        President, Chief          1996           2003             60,365          1.6%
                                Executive Officer and
                             Vice Chairman of the Board
Vincent C. Burke, III   51            Director              1998           2005              4,370            *
Pamela W. Coleman       46            Director              1989           2005             10,821            *
Martin W. Dukes, Jr.    57            Director              1997           2004              2,620            *
Leonard M. Glassman     56            Director              1993           2003             22,770            *
Luther W. Gray, Jr.     62            Director              1984           2004              7,641            *
Prudence P. Kline       51            Director              1995           2005              3,720            *
Edward G. Koch          60            Director              1996           2004              3,020            *
J. Paul McNamara        53            Director              1998           2005             20,095            *
Leonard M. Parver       58            Director              1998           2004             14,912            *
Raymond Scalettar       73            Director              1980           2003              7,642            *
David M. Seitzman       73            Director              1980           2003              7,645            *
Robert L. Simmons       70            Director              1984           2003              9,220            *


                    EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

Stephen S. Fargis       43      Senior Vice President and    n/a            n/a             34,640            *
                                Chief Operating Officer
Rebecca B. Crunk        51      Senior Vice President and    n/a            n/a             31,943            *
                                Chief Financial Officer
William E. Burgess      47      Senior Vice President and    n/a            n/a             18,235            *
                                Secretary
All Directors and Executive
Officers as a Group (17 persons)                                                           305,989          8.2%

_______________________
*    Less than 1%.
(1)  As of March 1, 2003.
(2) With respect to years prior to 1998, as a governor of National Capital Reciprocal Insurance Company, or a director of its attorney-in-fact, or its subsidiary, Commonwealth Medical Liability Insurance Company.
(3) Includes shares of common stock held directly and by spouses or minor children and in trust and other indirect ownership, as well as shares owned under NCRIC, Inc.'s 401(k) Plan, ESOP, and Stock Award Plan and vested stock options.

DIRECTORS

         The principal occupation during the past five years of each director and executive officer of NCRIC Group is set forth below. All directors have held their present positions for five years unless otherwise stated.

         NELSON P. TRUJILLO, M.D. is Chairman of the Board of Directors of NCRIC Group and its subsidiaries. He was a governor and Chairman of the Board of National Capital Reciprocal Insurance Company from 1980 until its mutual holding company reorganization on December 31, 1998. Dr. Trujillo is currently President of Metropolitan Gastroenterology Group where he is a physician.

         R. RAY PATE, JR. is President and Chief Executive Officer of NCRIC Group and NCRIC, Inc. and Chief Executive Officer of NCRIC MSO. He was the Treasurer of National Capital Reciprocal Insurance Company and President, Chief Executive Officer and Director of National Capital Underwriters, Inc., attorney-in-fact for National Capital Reciprocal Insurance Company, from 1996 until the mutual holding company reorganization in 1998. Since June 2000 he has served as Vice Chairman of the Board of Directors.

         VINCENT C. BURKE, III has been a director of NCRIC Group and subsidiaries since the reorganization in 1998. He is a partner with the firm of Furey, Doolan & Abell, LLP. From April 1992 to May 1998, he was counsel to the law firm of Reed Smith Shaw & McClay. Mr. Burke's practice is in the areas of corporate, business, real estate and closely-held businesses. He practices in the District of Columbia and Maryland.

         PAMELA W. COLEMAN, M.D. was a governor of National Capital Reciprocal Insurance Company from 1989 until the mutual holding company reorganization in 1998, and has been a Director of NCRIC Group and subsidiaries since the reorganization. Dr. Coleman is a urologist in private practice.

         MARTIN W. DUKES, JR., M.D. was a Director of National Capital Underwriters from 1997 until the mutual holding company reorganization in 1998, a Director of NCRIC, Inc. since the reorganization, and a Director of NCRIC Group and subsidiaries since May 2001. Dr. Dukes is a physician in private practice in the District of Columbia.

         LUTHER W. GRAY, JR., M.D. was a governor of National Capital Reciprocal Insurance Company from 1984 until the mutual holding company reorganization in 1998 and has been a Director of NCRIC Group and subsidiaries since the mutual holding company reorganization. He is currently the Chairman of the Underwriting Committee for NCRIC, Inc. Dr. Gray is a physician and general surgeon with Luther W. Gray, Jr., M.D., PC and is Chair of the Department of Surgery at Sibley Memorial Hospital.

         LEONARD M. GLASSMAN, M.D. was a Director of National Capital Underwriters, Inc. from 1993 until the mutual holding company reorganization in 1998 and has been a director of NCRIC Group and subsidiaries since the reorganization. He is currently the Chairman of the Investment Committee of NCRIC, Inc. and served as Chairman of the Board of NCRIC, Inc. from 1998 until 2000. Dr. Glassman is a physician with Washington Radiology Associates, P.C. He is a past member of the Finance Committee of the Medical Society of the District of Columbia and was Chief of Radiology of Columbia Hospital for Women Medical Center from 1984 to 1999.

         PRUDENCE P. KLINE, M.D. was a Director of National Capital Underwriters, Inc. from 1995 until the mutual holding company reorganization in 1998 and has been a director of NCRIC Group and subsidiaries since the reorganization. Dr. Kline has been a physician in private practice in the District of Columbia since 1986.

         EDWARD G. KOCH, M.D. has served as a Director of Commonwealth Medical Liability Insurance Company since 1996 and a director of NCRIC Group and subsidiaries since the reorganization in 1998. Dr. Koch is a gynecological physician in private practice in Arlington, Virginia and the District of Columbia. Since 1997 he has been President of the Arlington County Medical Society Foundation. Sponsored by the Medical Society of Virginia, he is an alternate delegate to the AMA from Virginia.

         J. PAUL MCNAMARA has been a director of NCRIC Group and subsidiaries since the reorganization in 1998. He is President and Chief Operating Officer of SequoiaBank

         LEONARD M. PARVER, M.D. has been a Director of NCRIC Group and subsidiaries since the reorganization in 1998. He was Chairman of the Board of Directors of NCRIC MSO, Inc. from 1998 until 2000. He has practiced medicine in the District of Columbia for the past 22 years.

         RAYMOND SCALETTAR, M.D., D.SC., was Vice Chairman of the Board of Directors of National Capital Underwriters, Inc. from 1980 until the mutual holding company reorganization in 1998 and has been a director of NCRIC Group and subsidiaries since the reorganization. He is a founder of the Washington Internal Medicine Group, a health policy consultant, a past trustee and Chair of the Board of Trustees of the AMA, and a past Commissioner and Senior Consultant to the Joint Commission on Accreditation of HealthCare Organizations. As President of the Medical Society of the District of Columbia in 1977, he commissioned the study that led to the formation of NCRIC in 1980.

         DAVID M. SEITZMAN, M.D. was a member of the Board of Directors of National Capital Underwriters, Inc. from 1980 until the mutual holding company reorganization in 1998 and has been a Director of NCRIC Group and subsidiaries since the reorganization. Dr. Seitzman is now retired from the practice of medicine. He served on the boards of Blue Cross and Blue Shield of the National Capital Area and the Medical Society of the District of Columbia and served as President and co-founder of the Center for Ambulatory Surgery, Inc. Since 1993, Dr. Seitzman was a trustee of portfolios of The 59 Wall Street Fund, Inc., which is advised by Brown Brothers Harriman & Co., one of NCRIC, Inc.'s investment advisors until January 1, 2000.

         ROBERT L. SIMMONS, M.D. was a member of the Board of Directors of National Capital Underwriters, Inc. from 1984 until the mutual holding company reorganization in 1998, a Director of NCRIC, Inc. since the reorganization, and a Director of NCRIC Group and subsidiaries since May 2001. Dr. Simmons is Vice President of Medical Affairs at Providence Hospital in the District of Columbia and is a thoracic and cardiovascular surgeon.

EXECUTIVE OFFICERS WHO ARE NOT DIRECTORS

         STEPHEN S. FARGIS was Senior Vice President - Business Development of National Capital Underwriters, Inc. from 1995 until the mutual holding company reorganization in 1998. Since the reorganization he has also been Senior Vice President and Chief Operating Officer of NCRIC, Inc. and in 2001 was named President of NCRIC MSO, Inc.

         REBECCA B. CRUNK was the Chief Financial Officer of National Capital Underwriters, Inc. from April 1998 until the mutual holding company reorganization in 1998. Since the reorganization she has also been Senior Vice President, Chief Financial Officer and Treasurer of NCRIC, Inc. Ms. Crunk is a certified public accountant and is a member of the American Institute of Certified Public Accountants. From 1995 to 1998, she was Vice President, Treasurer and Controller of ReliaStar United Services Life Insurance Company.

         WILLIAM E. BURGESS was Senior Vice President - Claims and Risk Management of National Capital Underwriters, Inc. from August 1997 until the mutual holding company reorganization in 1998. From 1993 to August 1997, he was a Vice President of National Capital Underwriters, Inc. Since the reorganization he has also been Senior Vice President and Secretary of NCRIC, Inc.

OWNERSHIP REPORTS BY OFFICERS AND DIRECTORS

         The Common Stock of NCRIC Group is registered pursuant to Section 12(g) of the Securities Exchange Act of 1934. The officers and directors of the Company and beneficial owners of greater than 10% of the Company's common stock ("10% beneficial owners") are required to file reports on Forms 3, 4 and 5 with the SEC disclosing changes in beneficial ownership of the Common Stock. SEC rules require disclosure in the Company's Proxy Statement and Annual Report on Form 10-K of the failure of an officer, director or 10% beneficial owner of the Company's Common Stock to file a Form 3, 4 or 5 on a timely basis. All of the Company's directors and officers filed these reports on a timely basis.

ITEM 11.      EXECUTIVE COMPENSATION

DIRECTOR COMPENSATION

         FEES. Each non-employee director of NCRIC Group (other than the Chairman) receives annual cash compensation of $45,000. The Chairman of the Board receives annual cash compensation of $80,000. Directors who are also officers or employees of NCRIC Group do not receive any cash compensation for serving as directors. Directors who serve on the nominating or the compensation committee receive a fee of $400 for each committee meeting attended ($500 for the Chairman of the committee). Directors who serve on the nominating committee receive a fee of $300 for each committee meeting attended ($350 for the Chairman of the committee). All directors are reimbursed for out-of-pocket expenses in connection with attendance at any meeting of the Board of Directors or any committee.

         STOCK BENEFIT PLANS. Directors of NCRIC Group are eligible to participate in and have received awards of stock options and restricted stock.

EXECUTIVE COMPENSATION

         The following table sets forth information for the years ended December 31, 2002, 2001 and 2000 as to compensation paid to the President and Chief Executive Officer and the other executive officers (collectively referred to as "Named Executive Officers") who earned over $100,000 in salary and bonuses during 2002.


========================================================================================================================
                                              SUMMARY COMPENSATION TABLE
------------------------------------------------------------------------------------------------------------------------
                            ANNUAL COMPENSATION(1)                              LONG-TERM COMPENSATION
                                                                                        AWARDS
--------------------------------------------------------------------------------------------------------
NAME AND PRINCIPAL POSITION   FISCAL     SALARY       BONUS         OTHER       RESTRICTED    OPTIONS/     ALL OTHER
                                                                   ANNUAL          STOCK        SARS
                             YEAR(1)                            COMPENSATION     AWARD(2)       (#)      COMPENSATION
------------------------------------------------------------------------------------------------------------------------
R. Ray Pate, Jr.,              2002      $290,000     $  -0-          -             -            -         $26,208
President and Chief            2001       290,000        -0-          -             -            -          22,346
Executive Officer              2000       240,000     60,000          -           $104,895       -          22,528
------------------------------------------------------------------------------------------------------------------------
Stephen S. Fargis,             2002      $170,000     $  -0-          -             -            -         $24,339
Senior Vice President &        2001       170,000        -0-          -             -            -          22,130
Chief Operating Officer        2000       151,667     30,308          -           $ 69,930       -          22,312
------------------------------------------------------------------------------------------------------------------------
Rebecca B. Crunk,              2002      $170,000     $  -0-          -             -            -         $26,500
Senior Vice President &        2001       170,000        -0-          -             -            -          22,453
Chief Financial Officer        2000       135,000     27,000          -           $ 69,930       -          22,414
------------------------------------------------------------------------------------------------------------------------
William E. Burgess,            2002      $128,398     $  -0-          -             -            -         $18,739
Senior Vice President and      2001       120,000        -0-          -             -            -          20,690
Secretary                      2000       120,000     24,000          -           $ 58,275       -          20,249
========================================================================================================================

_____________________
(1)  For the fiscal years ended December 31.
(2) Equals the market value of the stock award on the date of the grant, which was $7.875 per share. The total number and dollar value of unvested shares of stock awarded to Mr. Pate, Mr. Fargis, Ms. Crunk and Mr. Burgess as of December 31, 2002, based on the market value of the common stock on December 31, 2002 ($11.00 per share), was 7,992, 5,328, 5,328 and 4,400 shares, and $87,912, $58,608, $58,608 and $48,400, respectively.

         EMPLOYMENT AGREEMENTS. R. Ray Pate, Jr. serves as the President and Chief Executive Officer of NCRIC Group under an employment agreement between NCRIC Group and Mr. Pate dated January 1, 2001. Under the terms of his employment agreement, Mr. Pate is entitled to basic compensation of $350,000 for 2003 and is reimbursed for all reasonable and proper business expenses incurred by him in the performance of his duties. The terms of the employment agreement also provide that Mr. Pate is entitled to participate in any retirement and/or pension plans or health and medical insurance plans offered to NCRIC Group's senior executives; receive use of an automobile; and be covered by both term life insurance and disability insurance.

         The term of the employment agreement is five years commencing January 1, 2001. NCRIC Group may terminate the employment agreement for cause or without cause, at any time. Any dispute as to whether NCRIC Group had cause will be determined by arbitration. If NCRIC Group terminates Mr. Pate's employment agreement without cause, Mr. Pate is entitled to receive, as severance pay, an amount equal to three years' base compensation at the level in effect on the date of the termination. Mr. Pate may voluntarily terminate his employment provided that he gives 60 days prior notice of his voluntary termination or pays liquidated damages equal to the amount of his base compensation for two months.

         NCRIC Group entered into an employment agreement commencing December 1, 2000 with Stephen S. Fargis on substantially similar terms to Mr. Pate's except that Mr. Fargis' employment agreement terminates November 30, 2003, and provides for base compensation of $200,000 for 2003.

         NCRIC Group entered into an employment agreement commencing January 1, 2001 with Rebecca B. Crunk on substantially similar terms to Mr. Pate's, except Ms. Crunk's agreement terminates December 31, 2003, and provides for base compensation of $220,000 for 2003.

         NCRIC Group entered into an employment agreement commencing January 1, 2002 with William E. Burgess on substantially similar terms to Mr. Pate's, except Mr. Burgess' employment agreement terminates December 31, 2004, and provides for base compensation of $175,000 for 2003.

         STOCK OPTION PLAN. The Company has established a stock option plan for its directors, officers and key employees. No options were granted to or exercised by the named executive officers during 2002.

         Set forth below is information relative to options outstanding at December 31, 2002.

======================================================================================================
                         AGGREGATED OPTION EXERCISES IN LAST FISCAL YEAR AND
                                    FISCAL YEAR-END OPTION VALUES
======================================================================================================
          NAME             SHARES ACQUIRED       VALUE           NUMBER OF             VALUE OF
                                   SECURITIES
                                                                UNDERLYING           UNEXERCISED
                                                                UNEXERCISED          IN-THE-MONEY
                                                             OPTIONS AT FISCAL    OPTIONS AT FISCAL
                            UPON EXERCISE      REALIZED          YEAR-END            YEAR-END(1)
                                                            -------------------- ---------------------
                                                               EXERCISABLE/          EXERCISABLE/
                                                               UNEXERCISABLE        UNEXERCISABLE
-------------------------- ----------------- -------------- -------------------- ---------------------
R. Ray Pate, Jr.                  0          $      -          13,320/0               $53,280/0
-------------------------- ----------------- -------------- -------------------- ---------------------
Stephen S. Fargis                 0          $      -          9,250/0                $37,000/0
-------------------------- ----------------- -------------- -------------------- ---------------------
William E. Burgess                0          $      -          7,400/0                $29,600/0
-------------------------- ----------------- -------------- -------------------- ---------------------
Rebecca B. Crunk                  0          $      -          7,400/0                $29,600/0
========================== ================= ============== ==================== =====================

______________________
(1) Equals the difference between the aggregate exercise price of the options and the aggregate fair market value of the shares of common stock that would be received upon exercise, assuming such exercise occurred on December 31, 2002, at which date the closing price of the common stock as quoted on the Nasdaq SmallCap Market was at $11.00.

         DEFERRED COMPENSATION PLAN. Effective January 1, 2003, we established a compensation deferral plan for officers and board members. The compensation deferral plan is an unfunded plan and is matched by us in an amount equal to 5% of total annual compensation. Contributions credited for an officer's deferral account and the earnings attributable to these contributions shall be one hundred percent vested or nonforfeitable when the officer has five years of service in his or her position. Under the compensation deferral plan, officers may defer up to 15% of total compensation and board members may defer up to 100% of fees. Contributions are credited with a 6% guaranteed rate of return.

         Pursuant to the terms of the plan, a participant's account balance will be paid in cash by (a) lump sum, or (b) annual installments over a 5, 10 or 15 year period. The deferred compensation liability is recorded at the full accumulation value of the accumulated contributions and interest and is included in accrued expenses.

COMPENSATION COMMITTEE REPORT ON EXECUTIVE COMPENSATION

         The Compensation Committee has adopted a compensation strategy that seeks to provide competitive compensation that is strongly aligned with our business objectives and financial and stock performance. The compensation program has three key elements: base salary, annual incentives and long-term incentives. The Compensation Committee periodically reviews salary levels and other aspects of executive compensation to ensure that our overall executive compensation program remains competitive and that executive pay reflects both the individual's performance and our company's performance.

         We have an annual incentive plan based on a combination of our Company's and the individual executive's performance in relation to established objectives. Plan pay-outs vary based on our performance in relation to the targeted objectives. Individual payments are then increased or decreased based on the performance of the individual executive during the year. The target level of incentive pay opportunities is 20% - 25% of base pay, with actual payments in a range of zero to 150% of the target percentage based on performance levels. No incentive pay-outs were made to the four executives in 2002 due to our 2002 financial results.

         The Committee believes that long-term incentives are an effective way of aligning executive compensation with the creation of value for the shareholders through stock appreciation. The Stock Option Plan and the Stock Award Plan were established in connection with the Initial Public Offering. The stock options were allocated in 1999 and the restricted stock awards were allocated in 2000.

         In January 2001, we entered into a five-year employment agreement with Mr. Pate. This employment agreement, with an annual base salary of $290,000 for the Chief Executive Officer, was effective for the year 2002.

           This report has been provided by the Compensation Committee

                       Vincent C. Burke, III, Esq., Chair
                             Prudence P. Kline, M.D.
                             David M. Seitzman, M.D.
                            Nelson P. Trujillo, M.D.

COMPENSATION COMMITTEE INTERLOCKS AND INSIDERS PARTICIPATION

         No member of our Compensation Committee has ever been an officer or employee of NCRIC Group or of any of our subsidiaries. None of our executive officers has served on the board of directors or on the compensation committee of any other entity, for which any officers of that entity served either on our Board or our Compensation Committee.

                                STOCK PERFORMANCE

         The following graph compares the cumulative total return for our common stock, the S&P 500 index, and a peer group of medical professional liability insurance companies, for the period July 29, 1999, the first day of public trading of our common stock on the Nasdaq SmallCap Market, through December 31, 2002. The graph assumes an investment on July 29, 1999 of $100 in each of NCRIC Group's common stock, the stocks comprising the S&P 500 index, and the common stocks of the peer group companies. The graph further assumes that all paid dividends were reinvested. The peer group and the S&P 500 index are weighted by market capitalization. The calculations for the information below were prepared by SNL Securities, LC of Charlottesville, Virginia.

CUMULATIVE TOTAL RETURN

                                  NCRIC GROUP, INC.

                   [TOTAL RETURN PERFORMANCE GRAPH GOES HERE]

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         Persons and groups who beneficially own in excess of 5% of our common stock are required to file certain reports with us and with the Securities and Exchange Commission (SEC), regarding such ownership pursuant to the Securities Exchange Act of 1934. The following table sets forth information regarding each person known to be the beneficial owner of more than 5% of the issued and outstanding shares of Common Stock of NCRIC Group on the Record Date. For information regarding stock ownership by our directors and officers refer to the information provided in Item 10 of this report.


                                         AMOUNT OF SHARES
      NAME AND ADDRESS                   OWNED AND NATURE          PERCENT OF SHARES OF
    OF BENEFICIAL OWNER               OF BENEFICIAL OWNERSHIP    COMMON STOCK OUTSTANDING
-------------------------------       -----------------------    ------------------------
NCRIC, A Mutual Holding Company           2,220,000(1)                    59.9%
1115 30th Street, N.W.
Washington, D.C. 20007

_______________
(1) Represents shares of common stock that are held by NCRIC Holdings, Inc., a wholly owned subsidiary of NCRIC, A Mutual Holding Company.

ITEM 13.      CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

ITEM 14.      CONTROLS AND PROCEDURES

         Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) and 15d-14(c) under the Exchange Act) as of a date (the Evaluation Date) within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that NCRIC Group, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. There have been no significant changes in NCRIC Group, Inc.'s internal controls or in other factors that could significantly affect these controls subsequent to the Evaluation Date.

                                     PART IV

ITEM 15.      EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K:

(a)(1) FINANCIAL STATEMENTS. The following consolidated financial statements of NCRIC Group, Inc. and subsidiaries are included herein in accordance with
Item 8 of Part II of this report.

Independent Auditors' Report
Consolidated Balance Sheets as of December 31, 2002 and 2001
Consolidated Statements of Operations for the Years Ended December 31, 2002,
  2001 and 2000
Consolidated Statements of Stockholders' Equity for the Years Ended December
  31, 2002, 2001 and 2000
Consolidated Statements of Cash Flows for the Years Ended December 31, 2002,
  2001 and 2000
Notes to Consolidated Financial Statements for the Years Ended December 31,
  2002, 2001 and 2000

(a)(2) FINANCIAL STATEMENT SCHEDULES. The following consolidated financial statement schedules of NCRIC Group, Inc. and subsidiaries are included herein in accordance with Item 8 of Part II of this report.

      I.   Summary of  Investments - Other Than  Investments in Related Parties
      II.  Condensed Financial Information of Registrant
      III. Supplementary Insurance Information

      IV.  Reinsurance
      V.   Valuation and Qualifying Accounts
      VI. Supplemental Information Concerning Property-Casualty Insurance Companies

(a)(3)  EXHIBITS.  The following exhibits are filed as part of this report.

3.1     Articles of Incorporation of NCRIC Group, Inc.*
3.2     Bylaws of NCRIC Group, Inc.*
10.1    Stock Option Plan*
10.2    Stock Award Plan*
10.3 Employment Agreement between NCRIC Group, Inc., NCRIC Inc., and R. Ray Pate, Jr.**
10.4    Employment  Agreement  between NCRIC Group, Inc, NCRIC, Inc. and Rebecca
          B. Crunk**
10.5    Employment Agreement between NCRIC Group, Inc. and Stephen S. Fargis***
10.6    Employment Agreement with William E. Burgess****
10.7    Lease*
10.8    Amendment to Lease*
10.9 Termination Agreement and Release between NCRIC Group, Inc., NCRIC MSO, Inc., HCI Ventures, LLC, and L.E. Shepherd Jr.,
        William A. Hunter, Jr. and Barry S. Pillow**
10.10   Administrative Services Agreement*
10.11   Tax Sharing Agreement*
21      Subsidiaries
23.2    Consent of Deloitte & Touche LLP
99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated herein by reference into this document from the Exhibits to Form SB-2 Registration Statement, initially filed on December 23, 1998 and subsequently amended on April 15, 1999, March 12, 1999 and May 7, 1999, Registration No. 333-69537.
** Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-25505), originally filed with the Commission on March 27, 2002.
*** Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-25505), originally filed with the Commission on March 23, 2001.
**** Incorporated by reference into this document from the Exhibits to Form S-1 Registration Statement, originally filed with the Commission on March 25, 2003, Registration No. 333-104023.

(b)  REPORTS ON FORM 8-K:

         On December 4, 2002, NCRIC Group, Inc. filed a report on Form 8-K relating to the issuance of $15 million of trust preferred securities.

(c)  The exhibits listed under (a)(3) above are filed herewith.

(d)  Not applicable.

                    CERTIFICATION OF CHIEF EXECUTIVE OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, R. Ray Pate, Jr., President and Chief Executive Officer, certify that:

1.       I have reviewed this annual report on Form 10-K of NCRIC Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 31, 2003                       /s/ R. Ray Pate, Jr.
__________________                   _____________________________________
Date                                 R. Ray Pate, Jr.
                                     President and Chief Executive Officer

                    CERTIFICATION OF CHIEF FINANCIAL OFFICER
            PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I, Rebecca B. Crunk, Senior Vice President and Chief Financial Officer, certify that:

1.       I have reviewed this annual report on Form 10-K of NCRIC Group, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

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

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):


         (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and


6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


March 31, 2003                 /s/ Rebecca B. Crunk
_______________                _________________________________________________
Date                           Rebecca B. Crunk
                               Senior Vice President and Chief Financial Officer

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           NCRIC GROUP, INC.


Date: March 31, 2003                   By: /s/ R. Ray Pate, Jr.
                                           _____________________________________
                                           R. Ray Pate, Jr.
                                           Vice Chairman, President and Chief
                                           Executive Officer
                                           (Duly Authorized Representative)


         Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.


           SIGNATURES                         TITLE                    DATE

 /s/ Nelson P. Trujillo         Chairman of the Board of          March 31, 2003
_____________________________   Directors
Nelson P. Trujillo, M.D.

/s/ R. Pate, Jr.                Vice Chairman of the Board of     March 31, 2003
_____________________________   Directors, President and Chief
R. Ray Pate, Jr.                Executive Officer (Principal
                                Executive Officer)


/s/ Rebecca B. Crunk            Senior Vice President and Chief   March 31, 2003
_____________________________   Financial Officer (Principal
Rebecca B. Crunk                Financial and Accounting Officer)


/s/ Vincent C. Burke, III       Director                          March 31, 2003
_____________________________
Vincent C. Burke, III

/s/ Pamela W. Coleman           Director                          March 31, 2003
_____________________________
Pamela W. Coleman, M.D.


/s/ Martin W. Dukes, Jr.        Director                          March 31, 2003
_____________________________
Martin W. Dukes, Jr., M.D.


/s/ Leonard M. Glassman         Director                          March 31, 2003
_____________________________
Leonard M. Glassman, M.D.


/s/ Luther W. Gray, Jr.         Director                          March 31, 2003
_____________________________
Luther W. Gray, Jr., M.D.


/s/ Prudence Pl Kline           Director                          March 31, 2003
_____________________________
Prudence P. Kline, M.D.

/s/ Edward G. Koch              Director                          March 31, 2003
_____________________________
Edward G. Koch, M.D.


/s/ J. Paul McNamara            Director                          March 31, 2003
_____________________________
J. Paul McNamara


/s/ Leonard M. Parver           Director                          March 31, 2003
_____________________________
Leonard M. Parver, M.D.


/s/ Raymond Scalettar           Director                          March 31, 2003
_____________________________
Raymond Scalettar, M.D.


/s/ David M. Seitzman           Director                          March 31, 2003
_____________________________
David M. Seitzman, M.D.


/s/ Robert L. Simmons           Director                          March 31, 2003
_____________________________
Robert L. Simmons, M.D.

                                  EXHIBIT INDEX

3.1     Articles of Incorporation of NCRIC Group, Inc.*
3.2     Bylaws of NCRIC Group, Inc.*
10.1    Stock Option Plan*
10.2    Stock Award Plan*
10.3 Employment Agreement between NCRIC Group, Inc., NCRIC Inc., and R. Ray Pate, Jr.**
10.4    Employment  Agreement  between NCRIC Group, Inc, NCRIC, Inc. and Rebecca
          B. Crunk**
10.5    Employment Agreement between NCRIC Group, Inc. and Stephen S. Fargis***
10.6    Employment Agreement with William E. Burgess****
10.7    Lease*
10.8    Amendment to Lease*
10.9 Termination Agreement and Release between NCRIC Group, Inc., NCRIC MSO, Inc., HCI Ventures, LLC, and L.E. Shepherd Jr.,
        William A. Hunter, Jr. and Barry S. Pillow**
10.10   Administrative Services Agreement*
10.11   Tax Sharing Agreement*
21      Subsidiaries
23.2    Consent of Deloitte & Touche LLP
99.1 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

* Incorporated herein by reference into this document from the Exhibits to Form SB-2 Registration Statement, initially filed on December 23, 1998 and subsequently amended on April 15, 1999, March 12, 1999 and May 7, 1999, Registration No. 333-69537.
** Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-25505), originally filed with the Commission on March 27, 2002.
*** Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-25505), originally filed with the Commission on March 23, 2001.
**** Incorporated by reference into this document from the Exhibits to Form S-1 Registration Statement, originally filed with the Commission on March 25, 2003, Registration No. 333-104023.