Form 10-Q
period 2003-05-15
NCRIC GROUP INC
filed 2003-05-15
CIK 1075343

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

               Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2003
                         Commission File Number: 0-25505

[GRAPHIC OMITTED]              NCRIC Group, Inc.

         District of Columbia                      52-2134774
         --------------------                      ----------
    (State or other jurisdiction of            (I.R.S. Employer
    incorporation or organization)             Identification No.)

                1115 30th Street, NW, Washington, D.C.    20007
                -------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

     Indicate by check mark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act.
Yes         No  X

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 1, 2003, there were 3,708,399 shares of NCRIC Group, Inc. common stock outstanding.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
------------------------------------------------------------------------------------------------------------------------


                                                                                     March 31, 2003    December 31, 2002
ASSETS                                                                                 (unaudited)

INVESTMENTS:
       Securities available for sale, at fair value:
            Bonds and U.S.Treasury Notes (Amortized cost $128,002 and $110,309)         $ 132,011          $ 114,696
            Equity securities (Book value $0 and $5,561)                                       35              5,424
                                                                                        ---------          ---------
                 Total securities available for sale                                      132,046            120,120

OTHER ASSETS:
       Cash and cash equivalents                                                           18,829             10,550
       Reinsurance recoverable                                                             43,433             43,231
       Goodwill, net                                                                        7,291              7,291
       Premiums and accounts receivable, net                                               16,740              9,477
       Deferred income taxes                                                                4,426              3,789
       Other assets                                                                         8,820              8,229
                                                                                        ---------          ---------

TOTAL ASSETS                                                                            $ 231,585          $ 202,687
                                                                                        =========          =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
       Losses and loss adjustment expenses:
            Losses                                                                      $  73,370          $  70,314
            Loss adjustment expenses                                                       35,014             33,708
                                                                                        ---------          ---------
                 Total losses and loss adjustment expenses                                108,384            104,022
       Other liabilities:
            Retrospective premiums accrued under
                 reinsurance treaties                                                         607                607
            Unearned premiums                                                              38,739             24,211
            Advance premium                                                                   171              2,971
            Reinsurance premium payable                                                     4,481              5,045
            Bank debt                                                                         823                995
            Trust Preferred Securities                                                     15,000             15,000
            Investment purchase obligations                                                 9,752               --
            Other liabilities                                                               5,342              2,019
                                                                                        ---------          ---------
TOTAL LIABILITIES                                                                         183,299            154,870
                                                                                        ---------          ---------

STOCKHOLDERS' EQUITY:
       Common stock $0.01 par value - 10,000,000 shares authorized; 3,708,399 shares issued and outstanding (net of 34,456 treasury
            shares)                                                                            37                 37
       Additional paid in capital                                                           9,663              9,630
       Unallocated common stock held by the ESOP                                             (656)              (682)
       Common stock held by the stock award plan                                             (169)              (202)
       Accumulated other comprehensive income                                               2,669              2,806
       Retained earnings                                                                   37,032             36,518
       Treasury stock, at cost                                                               (290)              (290)
                                                                                        ---------          ---------

TOTAL STOCKHOLDERS' EQUITY                                                                 48,286             47,817
                                                                                        ---------          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                              $ 231,585          $ 202,687
                                                                                        =========          =========

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE DATA)
-----------------------------------------------------------------------------------------



                                                             Three Months Ended March 31,
                                                                 2003              2002
REVENUES:
       Net premiums earned                                    $ 11,449          $  6,566
       Net investment income                                     1,322             1,550
       Net realized investment gains (losses)                      199               (36)
       Practice management and related income                    1,375             1,561
       Other income                                                353               212
                                                              --------          --------

                 Total revenues                                 14,698             9,853
                                                              --------          --------

EXPENSES:
       Losses and loss adjustment expenses                       9,583             5,720
       Underwriting expenses                                     2,471             1,568
       Practice management and related expenses                  1,403             1,522
       Interest expense on Trust Preferred Securities              201              --
       Other expenses                                              442               365
                                                              --------          --------

                 Total expenses                                 14,100             9,175
                                                              --------          --------

INCOME BEFORE INCOME TAXES                                         598               678
                                                              --------          --------

INCOME TAX PROVISION                                                84               144
                                                              --------          --------

NET INCOME                                                    $    514          $    534
                                                              ========          ========

OTHER COMPREHENSIVE LOSS                                          (137)           (1,161)
                                                              --------          --------

COMPREHENSIVE INCOME (LOSS)                                   $    377          $   (627)
                                                              ========          ========

Net income per common share:

Basic:
       Average shares outstanding                                3,578             3,547
                                                              --------          --------
       Earnings Per Share                                     $   0.14          $   0.15
                                                              ========          ========
Diluted:
       Weighted average shares outstanding                       3,578             3,547
       Dilutive effect of stock options                             72                83
                                                              --------          --------
       Weighted average shares outstanding -diluted              3,650             3,630
                                                              --------          --------
       Earnings Per Share                                     $   0.14          $   0.15
                                                              ========          ========

See notes to condensed consolidated financial statements.


NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)
-----------------------------------------------------------------------------------------------------------

                                                                               Three Months Ended March 31,
                                                                                 2003              2002

CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                             $    514          $    534
       Adjustments to reconcile net income
            to net cash flows from operating activities:
                 Net realized investment losses  (gains)                          (199)               36
                 Amortization and depreciation                                     234                99
                 Deferred income taxes                                            (569)             (854)
                 Stock released for coverage of benefit plans                       92                85
                 Changes in assets and liabilities:
                      Reinsurance recoverable                                     (202)           (1,383)
                      Premiums and accounts receivable                          (7,263)           (9,672)
                      Other assets                                                (630)              348
                      Losses and loss adjustment expenses                        4,362             3,932
                      Retrospective premiums accrued under
                           reinsurance treaties                                   --                (150)
                      Unearned premiums                                         14,528            13,375
                      Advance premium                                           (2,800)           (3,472)
                      Reinsurance premium payable                                 (564)           (1,193)
                      Other liabilities                                          2,907                89
                                                                              --------          --------

                      Net cash flows provided by operating activities           10,410             1,774
                                                                              --------          --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investments                                                (44,757)           (6,280)
       Sales, maturities and redemptions of investments                         42,882             5,734
       Purchases of property and equipment                                         (83)             (179)
                                                                              --------          --------

                      Net cash flows used in investing activities               (1,958)             (725)
                                                                              --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of long-term debt                                                (173)             (163)
                                                                              --------          --------

                      Net cash flows used in financing activities                 (173)             (163)
                                                                              --------          --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                          8,279               886
                                                                              --------          --------

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                                                      10,550             7,565
                                                                              --------          --------

CASH AND CASH EQUIVALENTS,
       END OF PERIOD                                                          $ 18,829          $  8,451
                                                                              ========          ========

SUPPLEMENTARY INFORMATION:
       Cash paid for income taxes                                             $   --            $   --
                                                                              ========          ========
       Interest paid                                                          $    211          $     18
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

     Operating results for the three-month period ended March 31, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of NCRIC Group, Inc. (NCRIC Group) for the year ended December 31, 2002, which were filed with the Securities and Exchange Commission on Form 10-K.

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

     Selected financial data is presented below for each business segment at or for the three-month period ended March 31, 2003 and 2002 (in thousands):

                                                  At or For the Three Months
                                                         Ended March 31,
                                                         ---------------

                                                      2003             2002
                                                      ----             ----

     Insurance

     Revenues from external customers               $11,729           $6,760
     Net investment income                            1,287            1,545
     Depreciation and amortization                      204               62
     Segment profit before taxes                      1,056              851
     Segment assets                                 219,575          165,043
     Segment liabilities                            166,674          127,801
     Expenditures for segment assets                     49              174

                                                  At or For the Three Months
                                                         Ended March 31,
                                                         ---------------
                                                      2003           2002
                                                      ----           ----
     Practice Management Services

     Revenues from external customers                $1,397          $1,581
     Net investment income                                3               6
     Depreciation and amortization                      301              37
     Segment profit (loss)  before taxes                 (5)             58
     Segment assets                                   8,403           9,645
     Segment liabilities                              2,915           4,175
     Expenditures for segment assets                      5               5


     Total

     Revenues from external customers              $ 13,126          $8,341
     Net investment income                            1,290           1,551
     Depreciation and amortization                      234              99
     Segment profit before taxes                      1,051             909
     Segment assets                                 227,978         174,688
     Segment liabilities                            169,589         131,976
     Expenditures for segment assets                     54             179


     The following are reconciliations of reportable segment assets, liabilities, revenues, net investment income, and profit before taxes to NCRIC Group's consolidated totals (in thousands):



                                                  At or For the Three Months
                                                         Ended March 31,
                                                         ---------------
                                                     2003            2002
                                                     ----            ----
Assets:
 Total assets for reportable segments             $ 227,978        $174,688
 Elimination of intersegment receivables             (1,653)         (1,998)
 Elimination of affiliate receivables                   698           1,052
 Other unallocated amounts                            4,562             209
                                                  ---------        --------
 Consolidated total                               $ 231,585        $173,951
                                                  =========        ========

Liabilities:
 Total liabilities for reportable segments        $ 169,589        $131,976
 Elimination of intersegment payables                (1,653)         (1,998)
 Other liabilities                                   15,363              60
                                                  ---------        --------
 Consolidated total                               $ 183,299        $130,038
                                                  =========        ========

Revenues from external customers:
 Total revenues for reportable segments           $  13,126         $ 8,341
 Other income                                            53            --
 Elimination of intersegment revenues                    (2)             (2)
                                                  ---------        --------
 Consolidated total                               $  13,177         $ 8,339
                                                  =========        ========

                                                 At or For the Three Months
                                                       Ended March 31,
                                                       ---------------
                                                    2003            2002
                                                    ----            ----

     Net investment income:
      Total investment income for
         reportable segments                      $ 1,290         $ 1,551
      Other investmentincome                           33              --
      Elimination of intersegment income               (1)             (1)
                                                  -------         -------
     Consolidated total                           $ 1,322         $ 1,550
                                                  =======         =======
     Profit before taxes:
      Total profit for reportable segments        $ 1,051         $   909
      Other expenses                                 (453)           (231)
                                                  -------         -------
      Consolidated total                          $   598         $   678
                                                  =======         =======

3.   Earnings per Share

     The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):


                                                     For the Three Months
                                                       Ended March 31,
                                                       ---------------

                                                    2003            2002
                                                    ----            ----

     Net income                                    $  514          $  534
                                                   ======          ======

     Weighted average common
      shares outstanding - basic                    3,578           3,547
     Dilutive effect of stock options
      and awards                                       72              83
                                                   ------          ------

     Weighted average common
      shares outstanding - diluted                  3,650           3,630
                                                   ======          ======

     Net income per common share:

     Basic                                         $ 0.14          $ 0.15
                                                   ======          ======

     Diluted                                       $ 0.14          $ 0.15
                                                   ======          ======

     Earnings per share is calculated by dividing the net income by the weighted average shares outstanding.

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

     There have been no material changes to our accounting policies during the first quarter. Following is a condensed summary of key financial concepts and of those accounting policies which we believe to be the most critical. That is, these are most important to the portrayal of our financial condition and results of operations and they require management's most complex judgments, including the need to make estimates about the effect of insurance losses and other matters that are inherently uncertain.

     Premium income. Gross premiums written represent the amounts billed to policyholders. Gross premiums written are reduced by premiums ceded to reinsurers and renewal credits in determining net premiums written. Net premiums written are adjusted by any amount which has been billed but not yet earned during the period in arriving at earned premiums. Extended reporting endorsements premium is earned in the same period it is written.

     For several large groups of policyholders, we have insurance programs where the premiums are retrospectively determined based on losses during the period. Under all of the current programs, the full premium level is determined and billed at the inception of the policy term. The premium level could potentially be reduced and a premium refund made if the program loss experience is favorable.

     Reserves for losses and loss adjustment expenses. We write one line of business, medical professional liability. Losses and LAE reserves are estimates of future payments for reported claims and related expenses of adjudicating claims with respect to insured events that have occurred in the past. The change in these reserves from period to period is reflected as an increase or decrease to our losses and LAE.

     Medical professional liability losses and LAE reserves are established based on an estimate of these future payments as reflected in our past experience with similar cases and historical trends involving claim payment patterns. Reserving for medical professional liability claims is a complex and uncertain process, requiring the use of informed estimates and judgments. Although we intend to estimate conservatively our future payments relating to losses incurred, there can be no assurance that currently established reserves will prove adequate in light of subsequent actual experience. Losses and LAE expenses as stated in the statement of operations are reported net of reinsurance recoveries.

Reinsurance. We manage our exposure to individual claim losses, annual aggregate losses, and LAE through our reinsurance program. Reinsurance allows us to obtain indemnification against a specified portion of losses associated with insurance policies we have underwritten by entering into a reinsurance agreement with other insurance enterprises or reinsurers. We pay or cede part of our policyholder premium to reinsurers. The reinsurers in return agree to reimburse us for a specified portion of any claims covered under the reinsurance contract. While reinsurance arrangements are designed to limit losses from large exposures and to permit recovery of a portion of direct losses, reinsurance does not relieve us of liability to our insureds.

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

Goodwill. Our goodwill asset, $7.3 million as of March 31, 2003, resulted from the 1999 acquisition of three businesses which now operate as divisions of the Practice Management Services Segment. We completed our initial goodwill impairment testing under SFAS 142 and concluded that the goodwill asset was not impaired as of the date of implementation of SFAS 142, nor was it impaired as of March 31, 2003.


Three months ended March 31, 2003 compared to three months ended March 31, 2002

Consolidated net income

     Net income was $514,000 for the three months ended March 31, 2003 compared to $534,000 for the three months ended March 31, 2002. Total revenue for the quarter of $14.7 million was up 49% compared to the same quarter in 2002. The higher revenue was offset by increases in loss and loss adjustment expenses, underwriting expenses, and interest expense.

     Our insurance segment experienced a significant increase in new business written during 2002 which resulted in a rise in net premiums earned during the first quarter of 2003 as compared to first quarter of 2002, in addition to the additional premiums stemming from 2003 business and rate increases. The profitability of a medical professional liability insurance policy is designed to emerge over a period of years rather than in the year the policy is written; profits are designed to accrue through investment income on the invested premiums and through successful settlement of claims. Therefore, the large increase in new business written over the past year causes a strain on current period earnings. In addition, earnings were impacted by reduced net investment income because of lower market yields and by an increase in underwriting expense resulting from a fraudulent action of a former sales agent.

     Our practice management segment produced decreased revenue primarily in non-recurring consulting assignments. Lower revenue was partially offset by decreased expense levels, principally resulting from the late 2002 retirement of two senior consultants.

Net premiums earned

     Net premiums earned increased by $4.9 million, or 74.2%, to $11.5 million from $6.6 million for the three months ended March 31, 2003 and 2002, respectively. The increase is primarily reflective of 1) the change in the risk retention level from $500,000 under the 2002 reinsurance program to $1 million in 2003 coupled with 2) the increases in premium rates effective with 2003 renewals, which average 29%, and 3) an increase in premium earned for extended reporting endorsements issued. Extended reporting endorsements premium is earned in the same period it is written. Additionally, net premiums earned for the first quarter of 2003 increased by $451,000 from the March 31, 2002 level due to unfavorable loss development in the hospital-sponsored retrospectively rated programs in the first quarter of 2003. Under these programs, additional premiums are either earned or returned based on a group's adverse or favorable loss experience.

     Gross premiums written of $29.4 million for the three months ended March 31, 2003 increased from $22.9 million for the three months ended March 31, 2002 due to the increase in premium rates, the increase in extended reporting endorsements, and net new business written, as noted above. The extended reporting endorsement premium written for the first quarter of 2003 totaled $1.6 million compared to the first quarter 2002 total of $243,000. The increase is primarily attributable to one group of physicians that added this endorsement to their expiring policies as they entered into their own captive insurance program.

     The overall level of new business produced in the first quarter of 2003 is lower than for the first quarter of 2002 due to a decision to slow sales in the first quarter while we determined our capital availability for 2003 growth. Following is a table displaying the new business produced in the first quarter of 2003 and 2002.

                                     Three Months Ended March 31,
                                     ----------------------------
                                       2003                 2002
                                       ----                 ----

                  Direct           $  166,000           $  350,000
                  Agent             1,259,000            4,238,000

     As the business produced by agents continues to be a significant source of gross premium written, the distribution of written premium shows notable growth in our market areas outside of the District of Columbia. The following chart illustrates the components of gross premium written by state for the first quarter of 2003 compared to the same period in 2002.

                                                                Three Months Ended March 31,
                                                   ----------------------------------------------------
                                                                   (amounts in thousands)
                                                              2003                          2002
                                                   ---------------------        -----------------------
                  District of Columbia              $15,965          54%          $13,091           57%
                  Virginia                            5,364          18%            3,671           16%
                  Maryland                            4,583          16%            3,130           14%
                  West Virginia                       2,692           9%            2,690           12%
                  Delaware                              793           3%              266            1%
                                                    -------         ---           -------          ---
                                                    $29,397         100%          $22,848          100%
                                                    =======         ===           =======          ===


     Premium collection litigation. During 2000, it was determined that one of our hospital-sponsored retrospective programs would not be renewed. In accordance with the terms of the contract, in 2000 we billed the hospital sponsor $1.3 million, and an additional $700,000 was billed in January 2002 based on the actual accumulated loss experience of the terminated program. As a result of the amount billed in 2002, written premium for the first quarter of 2002 increased $429,000.

     Because the original 2000 bill was not paid when due, we initiated legal proceedings to collect. In April, 2003, the trial court denied summary judgment motions for both parties with respect to the calculation of the retrospective premium. The hospital has also filed certain counterclaims alleging breach of contract and tortuous conduct. The trial court dismissed one aspect of the counterclaim but left the bulk of the issues raised by both sides for resolution at trial. No trial date has been set. Since the amount due us is significant, we will use all means legally available to collect the amount we are due. Although we believe that it will prevail, since the premium amount is disputed, an allowance for uncollectibility was established and in the third quarter of 2002 was increased to cover the full amount of the receivable. The discovery portion of the litigation is complete; legal fees are expected to be incurred later in 2003 for the trial stage of litigation. The ultimate outcome cannot be determined at this time.

Net investment income

     Net investment income decreased by $228,000 for the three months ended March 31, 2003 compared to the first quarter of 2002 due to a decrease in yields partially offset by an increase in average invested funds. The average effective yield was approximately 3.91% for the three months ended March 31, 2003 and 5.69% for the three months ended March 31, 2002. The tax equivalent yield was approximately 4.43% for the first quarter of 2003 and 6.26% for the first quarter of 2002. In addition to the impact of the decline in market yields in the first quarter of 2003, investment income was reduced as a result of the first quarter 2003 portfolio restructuring undertaken by our new investment portfolio manager. The primary objectives of the restructuring were to eliminate securities with credit concerns and to reallocate holdings to be more consistent with the investment objective of an investment grade portfolio.

Net realized investment gains (losses)

     The first quarter of 2003 included net realized gains of $334,000 resulting from some portfolio restructuring done by our new investment portfolio manager, partially offset by the recognition of an other than temporary impairment of $135,000 on an investment in common stock. The circumstance giving rise to the other than temporary impairment charge was a sharp decline in the value of the stock in 2003 which we do not expect to be temporary based on available financial information of the issuer.

Practice management and related revenue

     Revenue for practice management and related services is comprised of fees for the services for the following categories of services: practice management, accounting, tax and personal financial planning, retirement plan accounting and administration, and other services.

     Practice management and related revenue of $1.4 million for the three months ended March 31, 2003 is down $186,000 compared to $1.6 million for the three months ended March 31, 2002. The decrease occurred primarily in one-time consulting assignments in the HealthCare Consulting division, consistent with declines experienced in the latter part of 2002.

Loss and loss adjustment expenses and combined ratio results

     The expense for incurred losses and LAE net of reinsurance is summarized as follows (in thousands):


                                                     Three Months Ended
                                                          March 31,
                                                          ---------

                                                     2003           2002
                                                     ----           ----
Incurred loss and LAE related to:
     Current year - losses.......................  $ 9,733       $  6,011
     Prior years - development...................     (150)          (291)
                                                   -------       --------
Total incurred for the period....................  $ 9,583       $  5,720
                                                   =======       ========

Following is a summary of the ratios of losses and underwriting expenses compared to net premiums:

                                                      Three Months Ended
                                                           March 31,
                                                           ---------

                                                     2003           2002
                                                     ----           ----
     Loss and LAE ratio..........................    83.7%           87.1%
     Underwriting expense ratio..................    21.6%           23.9%
     Combined ratio..............................   105.3%          111.0%


     Total incurred loss and LAE expense of $9.6 million for the first quarter of 2003 increased by $3.9 million from the $5.7 million incurred for the first quarter of 2002. The increase in current year losses to $9.7 million for the first quarter of 2003 reflects the increase in the level of exposure as a result of expanding business combined with a rise in the cost of resolving claims. The favorable development of losses reported in prior years reflects the favorable experience on the claims closed during the quarter, partially offset by the continuing upward pressure of severity of losses as noted previously. Prior years development results from the re-estimation and settlement of individual losses not covered by reinsurance, which generally are losses under $500,000.

     The combined ratio of 105.3% for the three months ended March 31, 2003 reflects the higher level of earned premiums in relation to the increase in loss and loss adjustment expenses and the stable level of core underwriting expenses. Underwriting expenses in the first quarter of 2003 include $364,000 stemming from a fraudulent act of a former sales agent, as discussed in the following Expenses section. This expense item added 3.2 points to the first quarter underwriting expense ratio.

Expenses

     Underwriting expenses of $2.5 million for the three months ended March 31, 2003 increased by $903,000 from $1.6 million for the three months ended March 31, 2002. The increase in expenses results primarily from increases in commissions and other expenses associated with the increased level of business, particularly agent produced business. Additionally, in the first quarter of 2003 we incurred an expense of $364,000 as a result of a fraudulent act of a former sales agent. Although we believe it is reasonably possible that we could incur additional expense as a result of the fraudulent act, the amount or timing of the expense is not reasonably estimable at this time.

     Practice management and related expenses totaled $1.4 million for the three months ended March 31, 2003 and $1.6 million for the three months ended March 31, 2002. Expenses decreased due to the elimination of the client service transition expenses associated with the termination of employment of two of the former owners at the termination of their employment contracts at the end of 2002.

     Interest expense in 2003 is on the Trust Preferred Securities issued in December 2002. This debt carries interest at 400 basis points over 3-month LIBOR. The effective annual rate at March 31, 2003 is 5.34%.

     Other expenses include amounts for subsidiary and holding company operations, which are not directly related to the issuance of medical professional liability insurance or practice management operations. Other expenses of $442,000 for the three months ended March 31, 2003 compare to $365,000 for the three months ended March 31, 2002.

Federal income taxes

     The effective tax rate for NCRIC at 14% for the three months ended March 31, 2003 and 21% for 2002, is lower than the federal statutory rate principally due to nontaxable investment income. The lower rate for 2003 compared to 2002 is principally a result of an increase in investments in tax-exempt securities and a decrease in pre-tax income compared to the quarter ended March 31, 2002.

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

     For the three months ended March 31, 2003, we had cash flows from operations of $10.4 million compared to $1.8 million for the corresponding period of 2002. The $8.6 million of increased cash flow results primarily from higher net premium receipts. This increased cash flow from premiums was partially offset by higher payments for claims and LAE. Because of the long-term nature of both the payments of claims and the settlement of swing-rated reinsurance premiums due to the reinsurers, cash from operations for a medical professional liability insurer like NCRIC can vary substantially from period to period.

     Financial condition and capital resources. Cash flow from operations and the proceeds of maturing investments have primarily been invested in corporate and tax-exempt securities. As of March 31, 2003, the carrying value of the securities portfolio was $132.0 million. The portfolio was invested as follows:


                                                 At March 31,   At December 31,
                                                     2003            2002
                                                     ----            ----
U. S. Government and agencies....................      20%             23%
Asset and mortgage-backed securities.............      38              28
Tax-exempt securities............................      25              27
Corporate bonds..................................      17              17
Equity securities................................       -               5

     At March 31, 2003, over 85% of the portfolio was invested in U.S. Government and agency securities or had a rating of AAA or AA. For regulatory purposes, 98% of the securities portfolio was rated "Class 1", which is the highest quality rated group as classified by the NAIC. The accumulated other comprehensive income totaled $2.7 million at March 31, 2003, compared to $2.8 million at December 31, 2002. At March 31, 2003, the gross unrealized investment gains totaled $4.2 million and the gross unrealized investment losses totaled $148,000, with no concentration of unrealized loss in any security or industry.

     NCRIC has no material commitments for capital expenditures.

     During 2001, NCRIC MSO, Inc. borrowed $1,971,000 from SunTrust Bank to finance the contingent purchase payments from the 1999 acquisition of three companies. The term of the loan is three years at a floating rate of LIBOR plus one and one-half percent. At March 31, 2003, the interest rate was 2.84%. Principal and interest payments are due on a monthly basis.

     In December, 2002, NCRIC Group issued trust preferred securities in the amount of $15 million in a pooled transaction to unrelated investors. This debt has a maturity of 30 years, and bears interest at an annual rate equal to three-month LIBOR plus 4.0%, payable quarterly beginning March 4, 2003. Interest is adjusted on a quarterly basis provided that prior to

December 4, 2007, this interest rate shall not exceed 12.50% The debt is callable by NCRIC Group at par beginning December 4, 2007.

Effects of inflation

     The primary effect of inflation is in estimating reserves for unpaid losses and LAE for medical professional liability claims in which there is a long period between reporting and settlement. The rate of inflation for malpractice claim settlements can substantially exceed the general rate of inflation. The actual effect of inflation on our results cannot be conclusively known until claims are ultimately settled. Based on actual results to date, we believe that losses and LAE reserve levels and our ratemaking process adequately incorporate the effects of inflation.

Forward-Looking Information

     A number of statements made in this document are forward-looking statements which involve known and unknown risks and uncertainties which may cause our actual results to be materially different from historical results or from the results expressed or implied by the forward-looking statements. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

o general economic conditions, either nationally or in our market area, that are worse than expected;
o inflation and changes in the interest rate environment and performance of financial markets;
o    adverse changes in the securities markets;
o changes in laws or government regulations affecting medical professional liability insurance and practice management and financial services;
o    NCRIC, Inc.'s concentration in a single line of business;
o    impact of managed healthcare;
o uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance;
o    price competition;
o    changes to our ratings assigned by A.M. Best;
o    the cost and availability of reinsurance;
o    our ability to successfully integrate acquired entities;
o changes in accounting policies and practices, as may be adopted by our regulatory agencies and the Financial Accounting Standards Board; and
o    changes in our organization, compensation and benefit plans.



     Other factors not currently anticipated by management may also materially and adversely affect NCRIC's results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     Our investment portfolio is exposed to various market risks, including interest rate and equity price risk. Market risk is the potential for financial losses due to the decrease in the value or price of an asset resulting from broad movements in prices. At March 31, 2003, fixed maturity securities comprise 99% of total investments at market value. U.S. Government and tax-exempt bonds represent 44% of the fixed maturity securities. Equity securities, consisting of common stock, account for the remainder of the investment portfolio. We have classified our investments as available for sale.

     Because of the high percentage of fixed maturity securities, interest rate risk represents the highest exposure we have on our investment portfolio. In general, the market value of our fixed maturity portfolio increases or decreases in an inverse relationship with fluctuation in interest rates. During periods of rising interest rates, the fair value of our investment portfolio will generally decline resulting in decreases in our stockholders' equity. Conversely, during periods of falling interest rates, the fair value of our investment portfolio will generally increase resulting in increases in our stockholders' equity. In addition, our net investment income increases or decreases in a direct relationship with interest rate changes on monies reinvested from maturing securities and investments of positive cash flow from operating activities.

     Interest rates have continued at a low level during the first three months of 2003. Interest rate levels combined with the first quarter 2003 portfolio restructuring resulted in a slight decrease in the value of our fixed maturity portfolio. At March 31, 2003, our portfolio was valued at $4.0 million above amortized cost. At December 31, 2002, the value of the portfolio was $4.3 million above amortized cost.

     Generally, the longer the duration of the security, the more sensitive the asset is to market interest rate fluctuations. To control the adverse effects of the changes in interest rates, our investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. Our investment policy also provides that all security purchases be limited to rated securities or unrated securities approved by management on the recommendation of our investment advisor. Approximately 78% of the portfolio is Treasury or Agency related or rated AAA, the highest rating for a security.

     During the three months ended March 31, 2003, there was a change in the allocation of our portfolio increasing the percentage of asset and mortgage backed securities to 39% of the total fixed maturity securities compared to 28% at December 31, 2002. Management of NCRIC, along with NCRIC's external investment managers, seeks to maximize after-tax yields while minimizing portfolio credit risk. The decision to reallocate the portfolio as recommended by the new portfolio manager was based on this goal.

Item 4.  Controls and Procedures

     The Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation within 90 days prior to the filing date of this report, that the disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the foregoing evaluation.

PART II.   OTHER INFORMATION

Item 1.  Legal Proceedings.

     See the Form 10-K for the fiscal year ended December 31, 2002 for information on pending litigation.

Item 6.  Exhibits and Reports on Form 8-K.

None