Form 10-Q/A
period 2003-03-31
NCRIC GROUP INC
filed 2003-05-22
CIK 1075343

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-Q/A
                                (Amendment No. 1)

                  Quarterly Report Under Section 13 or 15(d) of
                      the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2003
                         Commission File Number: 0-25505



                                NCRIC Group, Inc.

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

         The purpose of this Amendment No. 1 is to replace the disclosure in
Item 6 initially filed on Form 10-Q with the disclosure contained herein. Accordingly, the changes reflected in this Amendment No. 1 relate solely to Item 6 of the Form 10-Q for the quarter ending March 31, 2003.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibit 99.1 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         (b)      Filings on Form 8-K during the quarter ending March 31, 2003:

         1) On January 30, 2003 the Registrant filed a Form 8-K pursuant to Item 5 announcing the approval of the Plan of Conversion and Reorganization of NCRIC, A Mutual Holding Company by the respective Boards of Directors of the Registrant and NCRIC, A Mutual Holding Company, the mutual holding company parent of the Registrant.

         2) On February 24, 2003 the Registrant filed a Form 8-K pursuant to Item 5 announcing the fourth quarter and year-end financial results of the Registrant.

                    Certification of Chief Executive Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, R. Ray Pate, Jr., President and Chief Executive Officer, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of NCRIC Group, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      May 22, 2003                          /s/ R. Ray Pate, Jr.
-------------------------                  -------------------------------------
Date                                       R. Ray Pate, Jr.
                                           President and Chief Executive Officer

                    Certification of Chief Financial Officer
            Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, Rebecca B. Crunk, Senior Vice President and Chief Financial Officer, certify that:

(1) I have reviewed this quarterly report on Form 10-Q of NCRIC Group, Inc.;

(2) Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

(3) Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

(4) The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

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

(5) The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

(6) The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


      May 22, 2003                         /s/ Rebecca B. Crunk
-------------------------                  -------------------------------------
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


                                    NCRIC Group, Inc.

May 22, 2003                        /s/ R. Ray Pate, Jr.
-------------------------           --------------------------------------------
                                    R. Ray Pate, Jr.,
                                    President & Chief Executive Officer
                                    (Duly Authorized Officer)

May 22, 2003                        /s/ Rebecca B. Crunk
-------------------------           --------------------------------------------
                                    Rebecca B. Crunk,
                                    Sr. Vice President & Chief Financial Officer
                                    (Principal Financial Officer)