Form 10-Q
period 2003-06-30
NCRIC GROUP INC
filed 2003-08-14
CIK 1075343

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2003
                         Commission File Number: 0-25505

[LOGO](SM)

                                NCRIC Group, Inc.

               Delaware                                           52-2134774
   (State or other jurisdiction of                            (I.R.S. Employer
    incorporation or organization)                           Identification No.)

 1115 30th Street, NW, Washington, D.C.                             20007
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

      Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer(as defined in Rule 12b-2 of the Exchange Act.

      Yes |_| No |X|

         Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 1, 2003, there were 6,921,845 shares of NCRIC Group, Inc. common stock outstanding.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

                                                                       June 30, 2003  December 31, 2002
                                                                        (unaudited)
ASSETS

INVESTMENTS:
       Securities available for sale, at fair value:
            Bonds and U.S.Treasury Notes (Amortized cost $155,750
                 and $110,309)                                           $ 160,301        $ 114,696
            Equity securities (Book value $3,791 and $5,561)                 3,819            5,424
                                                                         ---------        ---------
                 Total securities available for sale                       164,120          120,120
OTHER ASSETS:
       Cash and cash equivalents                                            13,967           10,550
       Reinsurance recoverable                                              47,421           43,231
       Goodwill, net                                                         7,296            7,291
       Premiums and accounts receivable, net                                14,037            9,477
       Deferred income taxes                                                 4,294            3,789
       Other assets                                                          8,306            8,229
                                                                         ---------        ---------
TOTAL ASSETS                                                             $ 259,441        $ 202,687
                                                                         =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
       Losses and loss adjustment expenses:
            Losses                                                       $  76,386        $  70,314
            Loss adjustment expenses                                        36,055           33,708
                                                                         ---------        ---------
                 Total losses and loss adjustment expenses                 112,441          104,022
       Other liabilities:
            Retrospective premiums accrued under
                 reinsurance treaties                                          607              607
            Unearned premiums                                               33,634           24,211
            Advance premium                                                  1,231            2,971
            Reinsurance premium payable                                      2,791            5,045
            Bank debt                                                          646              995
            Trust Preferred Securities                                      15,000           15,000
            Investment purchase obligations                                  3,770             --
            Other liabilities                                                4,512            2,019
                                                                         ---------        ---------
TOTAL LIABILITIES                                                          174,632          154,870
                                                                         ---------        ---------
STOCKHOLDERS' EQUITY:
       Common stock $0.01 par value - 12,000,000 shares authorized;
            6,921,845 shares issued and outstanding at June 30, 2003;
            3,708,399 shares issued and outstanding (net of 34,456
            treasury shares) at December 31, 2002                               69               37
       Preferred stock $0.01 par value - 1,000,000 shares authorized,
            0 shares issued                                                   --               --
       Additional paid in capital                                           48,891            9,630
       Unallocated common stock held by the ESOP                            (2,702)            (682)
       Common stock held by the stock award plan                            (1,791)            (202)
       Accumulated other comprehensive income                                3,022            2,806
       Retained earnings                                                    37,320           36,518
       Treasury stock, at cost                                                --               (290)
                                                                         ---------        ---------
TOTAL STOCKHOLDERS' EQUITY                                                  84,809           47,817
                                                                         ---------        ---------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $ 259,441        $ 202,687
                                                                         =========        =========

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                      Three Months Ended June 30,  Six Months Ended June 30,
                                                           2003         2002           2003         2002
REVENUES:
      Net premiums earned                               $  10,962    $   6,945      $  22,411    $  13,511
      Net investment income                                 1,389        1,524          2,711        3,074
      Net realized investment gains (losses)                1,155         (574)         1,354         (610)
      Practice management and related income                1,277        1,525          2,652        3,086
      Other income                                            360          232            713          444
                                                        ---------    ---------      ---------    ---------
                  Total revenues                           15,143        9,652         29,841       19,505
                                                        ---------    ---------      ---------    ---------

EXPENSES:
      Losses and loss adjustment expenses                  10,355        5,980         19,938       11,700
      Underwriting expenses                                 2,234        1,530          4,705        3,098
      Practice management expenses                          1,289        1,547          2,692        3,069
      Interest expense on Trust Preferred Securities          204         --              405         --
      Other expenses                                          395          448            837          813
                                                        ---------    ---------      ---------    ---------
                  Total expenses                           14,477        9,505         28,577       18,680
                                                        ---------    ---------      ---------    ---------

INCOME BEFORE INCOME TAXES                                    666          147          1,264          825

INCOME TAX PROVISION (BENEFIT)                                124          (51)           208           93
                                                        ---------    ---------      ---------    ---------

NET INCOME                                              $     542    $     198      $   1,056    $     732
                                                        =========    =========      =========    =========

OTHER COMPREHENSIVE INCOME (LOSS)                             353          944            216         (217)
                                                        ---------    ---------      ---------    ---------

COMPREHENSIVE INCOME                                    $     895    $   1,142      $   1,272    $     515
                                                        =========    =========      =========    =========

Net income per common share:

Basic:
      Average shares outstanding                            6,660        6,626          6,669        6,623
                                                        ---------    ---------      ---------    ---------
      Earnings per Share                                $    0.08    $    0.03      $    0.16    $    0.11
                                                        =========    =========      =========    =========
Diluted:
      Weighted average shares outstanding                   6,660        6,626          6,669        6,623
      Dilutive effect of stock options                        157          150            146          153
                                                        ---------    ---------      ---------    ---------
      Weighted average shares outstanding - diluted         6,817        6,776          6,815        6,776
                                                        ---------    ---------      ---------    ---------
      Earnings per Share                                $    0.08    $    0.03      $    0.15    $    0.11
                                                        =========    =========      =========    =========

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                   Six Months Ended June 30,
                                                                      2003          2002

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income                                                      $   1,056     $     732
   Adjustments to reconcile net income
      to net cash flows from operating activities:
          Net realized investment (gains) losses                      (1,354)          610
          Amortization and depreciation                                  552           217
          Deferred income taxes                                         (616)       (1,204)
          Stock released for coverage of benefit plans                   191           164
          Changes in assets and liabilities:
             Reinsurance recoverable                                  (4,190)       (3,011)
             Premiums and accounts receivables                        (4,560)       (8,067)
             Other assets                                               (424)       (3,043)
             Losses and loss adjustment expenses                       8,419         6,938
             Retrospective premiums accrued under
                  reinsurance treaties                                  --          (1,695)
             Unearned premiums                                         9,423         8,356
             Advanced premium                                         (1,740)       (3,139)
             Reinsurance premium payable                              (2,254)          451
             Other liabilities                                         2,493        (1,381)
                                                                   ---------     ---------
      Net cash flows provided by (used in) operating activities        6,996        (4,072)
                                                                   ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchases of investments                                         (121,722)      (13,184)
   Sales, maturities and redemptions of investments                   82,857        14,034
   Purchases of property and equipment                                  (149)         (600)
                                                                   ---------     ---------
      Net cash flows (used in) provided by investing activities      (39,014)          250
                                                                   ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Net proceeds from public stock offering                            35,784          --
   Repayment of long-term debt                                          (349)         (327)
                                                                   ---------     ---------

      Net cash flows (used in) provided by financing activities       35,435          (327)
                                                                   ---------     ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                3,417        (4,149)
                                                                   ---------     ---------

CASH AND CASH EQUIVALENTS,
   BEGINNING OF PERIOD                                                10,550         7,565
                                                                   ---------     ---------

CASH AND CASH EQUIVALENTS,
   END OF PERIOD                                                   $  13,967     $   3,416
                                                                   =========     =========

SUPPLEMENTARY INFORMATION:
   Cash paid for income taxes                                      $   1,200     $   2,050
                                                                   =========     =========
   Cash paid for interest                                          $     421     $      36
                                                                   =========     =========

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements for the three and six month periods ended June 30, 2003 - unaudited

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

      Operating results for the three and six-month periods ended June 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of NCRIC Group, Inc. (NCRIC Group) for the year ended December 31, 2002, which were filed with the Securities and Exchange Commission on Form 10-K.

2.    Second Step Conversion and Public Offering

      On June 24, 2003, a plan of conversion and reorganization was approved by the members of NCRIC, A Mutual Holding Company and by the shareholders of NCRIC Group, Inc. In the conversion and related stock offering, the Mutual Holding Company offered for sale its 60% ownership interest in NCRIC Group. As a result of the conversion and stock offering, the Mutual Holding Company ceased to exist, and NCRIC Group became a fully public company.

      In the conversion and stock offering, 4,143,701 shares of the common stock of NCRIC Group were sold to Eligible Members, Employee Benefit Plans, Directors, Officers and Employees and to members of the general public in a Subscription and Community Offering at $10.00 per share. The Subscription stock offering period expired on June 16, 2003. All stock purchase orders received in the offering were satisfied.

      As part of the conversion, 2,778,144 shares were issued to the former public stockholders of NCRIC Group. The exchange ratio was 1.8665 new shares for each share of NCRIC Group held by public stockholders as of the close of business on June 25, 2003. Accordingly, after the conversion, NCRIC Group has 6,921,845 shares outstanding. For the earnings per share calculations, the share amounts for periods prior to the conversion and stock offering have been revised to reflect the share exchange ratio applied in the conversion. Prior year share data within the consolidated balance sheet has not been revised for the exchange ratio applied in the conversion. The issuance of the shares of common stock in the subscription and community offering and in the exchange offering to existing stockholders was registered on Form S-1 filed with the SEC (No. 333-104023), which registration statement was declared effective on May 14, 2003.

      The net proceeds of the offering have been deployed as follows:

      o     75% has been added to the capital of NCRIC, Inc.,

      o 9% has been used to provide loans to the employee stock ownership plan and stock award plan to fund the purchase of shares of common stock in the offering, and

      o the remaining amount has been retained for general corporate purposes.

      The reconciliation of gross to net proceeds is as follows (in thousands):

      Gross offering proceeds                                          $ 41,437
      Less:  offering expenses                                            1,924
                                                                       --------
             Net proceeds                                                39,513

      Less:  ESOP loan                                                   (2,072)
             Stock Award Plan loan                                       (1,657)
                                                                       --------
      Net proceeds as adjusted                                         $ 35,784
                                                                       ========

The composition of shares after the second step conversion and public offering is as follows (in thousands):

       Issued in the conversion and stock offering                        4,144
       Issued to former public shareholders of NCRIC Group                2,778
                                                                       --------
                     Total shares issued June 25, 2003                    6,922

       ESOP loan shares                                                    (270)
       Stock Award Plan loan shares                                        (179)
                                                                       --------
                     Net shares outstanding as of June 25, 2003           6,473
                                                                       ========

3.    Reportable Segment Information

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

      Selected financial data is presented below for each business segment at or for the three-month and six-month periods ended June 30, 2003 and 2002 (in thousands):

                                         For the Three Months    At or For the Six
                                            ended June 30,     Months Ended June 30,
                                         --------------------  ---------------------
                                           2003       2002        2003       2002
                                         --------   --------    --------   --------
Insurance

Revenues from external customers         $ 11,248   $  7,159    $ 22,977   $ 13,919
Net investment income                       1,379      1,511       2,666      3,056
Net realized investment gains (losses)      1,136       (574)      1,340       (610)
Depreciation and amortization                 277         82         481        144
Segment profit before taxes                 1,105        482       2,161      1,333
Segment assets                                                   241,735    160,211
Segment liabilities                                              158,048    122,357
Expenditures for segment assets                50        409          99        583

Practice Management Services

Revenues from external customers         $  1,298   $  1,544    $  2,695   $  3,125
Net investment income                           2         14           5         20
Net realized investment gains (losses)       --         --          --         --
Depreciation and amortization                  31         36          61         73
Segment profit before taxes                     8          9           3         67
Segment assets                                                     9,229      9,714
Segment liabilities                                                3,736      4,248
Expenditures for segment assets                15         11          20         16

Total

Revenues from external customers         $ 12,546   $  8,703      25,672   $ 17,044
Net investment income                       1,381      1,525       2,671      3,076
Net realized investment gains (losses)      1,136       (574)      1,340       (610)
Depreciation and amortization                 308        118         542        217
Segment profit before taxes                 1,113        491       2,164      1,400
Segment assets                                                   250,964    169,925
Segment liabilities                                              161,784    126,605
Expenditures for segment assets                65        420         119        599

The following are reconciliations of reportable segment assets, liabilities, revenues, net investment income, and profit before taxes to NCRIC Group's consolidated totals (in thousands):

                                                                June 30,
                                                        -----------------------
                                                           2003          2002
                                                        ---------     ---------
Assets:
   Total Assets for reportable segments                 $ 250,964     $ 169,925
   Elimination of intersegment receivables                 (2,555)         (961)
   Other unallocated amounts                               11,032         1,919
                                                        ---------     ---------
   Consolidated total                                   $ 259,441     $ 170,883
                                                        =========     =========

Liabilities:
   Total liabilities for reportable segments            $ 161,784     $ 126,605
   Elimination of intersegment payables                    (2,555)         (961)
   Other liabilities                                       15,403           106
                                                        ---------     ---------
   Consolidated total                                   $ 174,632     $ 125,750
                                                        =========     =========

                                             For the Three Months       For the Six Months
                                                 Ended June 30,            Ended June 30,
                                            ----------------------     ---------------------
                                               2003         2002         2003         2002
                                             --------     --------     --------     --------
Revenues from external customers:
   Total revenues for reportable segments    $ 12,546     $  8,703     $ 25,672     $ 17,044
   Elimination of reportable segments              (3)          (1)          (5)          (3)
   Other revenues                                  56         --            109         --
                                             --------     --------     --------     --------
   Consolidated total                        $ 12,599     $  8,702     $ 25,776     $ 17,041
                                             ========     ========     ========     ========
Net investment income:
   Total investment income for reportable
      segments                               $  1,381     $  1,525     $  2,671     $  3,076
   Elimination of intersegment income              (1)          (1)          (2)          (2)
   Other investment income                          9         --             42         --
                                             --------     --------     --------     --------
   Consolidated total                        $  1,389     $  1,524     $  2,711     $  3,074
                                             ========     ========     ========     ========
Profit before taxes:
   Total profit for reportable segments      $  1,113     $    491     $  2,164     $  1,400
   Other expenses                                (447)        (344)        (900)        (575)
                                             --------     --------     --------     --------
   Consolidated total                        $    666     $    147     $  1,264     $    825
                                             ========     ========     ========     ========

4.    Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                              For the Three Months      For the Six Months
                                                Ended June 30,            Ended June 30,
                                              --------------------      ------------------
                                                2003         2002         2003         2002
                                              -------      -------      -------      -------
Net income                                    $   542      $   198      $ 1,056      $   732
                                              =======      =======      =======      =======
Weighted average common
              Shares outstanding - basic        6,660        6,626        6,669        6,623
Dilutive effect of stock options
              and awards                          157          150          146          153
                                              -------      -------      -------      -------
Weighted average common
              Shares outstanding - diluted      6,817        6,776        6,815        6,776
                                              =======      =======      =======      =======
Net income per common share:

Basic                                         $  0.08      $  0.03      $  0.16      $  0.11
                                              =======      =======      =======      =======
Diluted                                       $  0.08      $  0.03      $  0.15      $  0.11
                                              =======      =======      =======      =======

Earnings per share is calculated by dividing the net income by the weighted average shares outstanding. For the earnings per share calculations, the share amounts for periods prior to the conversion and stock offering have been revised to reflect the share exchange ratio applied in the conversion. Prior year share data within the consolidated balance sheet has not been revised for the exchange ratio applied in the conversion.

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

General

      The financial statements and data presented in this Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, GAAP, unless otherwise noted. GAAP differs from statutory accounting practices used by regulatory authorities in their oversight responsibilities of insurance companies.

      There have been no material changes to our accounting policies during the six months ended June 30, 2003. Following is a condensed summary of key financial concepts and of those accounting policies which we believe to be the most critical. That is, these are most important to the portrayal of our financial condition and results of operations and they require management's most complex judgments, including the need to make estimates about the effect of insurance losses and other matters that are inherently uncertain.

Premium income. Gross premiums written represent the amounts billed to policyholders. Gross premiums written are reduced by premiums ceded to reinsurers in determining net premiums written. Net premiums written are adjusted by any amount which has been billed but not yet earned during the period in arriving at earned premiums. Extended reporting endorsements premium is earned in the same period it is written.

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

Reinsurance. We manage our exposure to individual claim losses, annual aggregate losses, and LAE through our reinsurance program. Reinsurance allows us to obtain indemnification against a specified portion of losses associated with insurance policies we have underwritten by entering into a reinsurance agreement with other insurance enterprises or reinsurers. We pay or cede part of our policyholder premium to reinsurers. The reinsurers in return agree to reimburse us for a specified portion of any claims covered under the reinsurance contracts. While reinsurance arrangements are designed to limit losses from large exposures and to permit recovery of a portion of direct losses, reinsurance does not relieve us of liability to our insureds.

Investment portfolio. Our investment portfolio is composed principally of fixed maturity securities classified as available-for-sale. All securities with gross unrealized losses at the balance sheet date are evaluated for evidence of other-than-temporary impairment, on a quarterly basis. We write down to fair value any security with an impairment that is deemed to be other-than-temporary in the period the determination is made. The assessment of whether such impairment has occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. The evaluation for other-than-temporary impairments is a quantitative and qualitative process involving judgments which are subject to risks and uncertainties. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition and the effects of changes in interest rates.

Goodwill. Our goodwill asset, $7.3 million as of June 30, 2003, resulted from the 1999 acquisition of three businesses which now operate as divisions of the Practice Management Services Segment. We completed our initial goodwill impairment testing under SFAS 142 and concluded that the goodwill asset was not impaired as of the date of implementation of SFAS 142, nor was it impaired as of June 30, 2003.

Consolidated net income

Three months ended June 30, 2003 compared to three months ended June 30, 2002

      Net income was $542,000 for the three months ended June 30, 2003 compared to $198,000 for the three months ended June 30, 2002. Net realized investment gains, after tax, for the second quarter of 2003 totaled $762,000 compared to net realized investment losses of $379,000, after tax, for the second quarter of 2002. Total revenue was up 57% for the quarter compared to the same quarter in 2002. Excluding net realized investment gains and losses, second quarter 2003 revenue was 37% ahead of the second quarter of 2002. The higher revenue was offset by an increase in loss and loss adjustment expenses, principally for losses on claims reported in 2003, interest on Trust Preferred Securities, and underwriting expenses.

      NCRIC held $650,000 of WorldCom bonds in its portfolio as of June 30, 2002. In the second quarter of 2002 the company recognized an "other than temporary" decline in value under the provisions of SFAS 115, and accordingly recorded an after-tax loss on WorldCom bonds in the second quarter of $524,000.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

      Net income totaled $1.1 million for the six months ended June 30, 2003 compared to $732,000 for the six months ended June 30, 2002. Net realized investment gains, after tax, for the first half of 2003 totaled $894,000 compared to net realized investment losses of $403,000, after tax.

for the first half of 2002. Total revenue increased 53% for the six months ended June 30, 2003 compared to June 30, 2002. Excluding net realized investment gains and losses, revenue for the first half of 2003 was 42% ahead of the first half of 2002. The higher revenue was offset by an increase in loss and loss adjustment expense, interest on Trust Preferred Securities, and underwriting expenses.

Segment results

      The results of our insurance segment for the three months and six months ended June 30, 2003 were primarily driven by the significant increase in new business written. The profitability of a medical professional liability insurance policy is designed to emerge over a period of years rather than in the year the policy is written; profits are designed to accrue through investment income on the invested premiums and through successful settlement of claims. The increase in new business written, coupled with the increased premium rates for new business written in 2003 as well as for existing policies in force, resulted in an increase in net premiums earned. However, the strain on current period earnings as a result of the large increase in new business written in 2002 and 2003, coupled with investment yield declines and an increase in severity on losses reported in 2003, resulted in pressure on short-term profitability.

      Our practice management segment produced decreased revenue primarily in non-recurring consulting assignments. Lower revenue was partially offset by decreased expense levels principally resulting from the late 2002 retirement of two senior consultants.

Net premiums earned

Three months ended June 30, 2003 compared to three months ended June 30, 2002

      Net premiums earned increased by $4.1 million, 59%, to $11.0 million from $6.9 million for the three months ended June 30, 2003 and 2002, respectively. The increase is primarily reflective of the increase in business in force as a result of the growth from new premium written, increases in premium rates effective with 2003 renewals, which average 29%, and the change in risk retention level from $500,000 to $1 million effective January 1, 2003.

      Gross premiums written of $9.2 million for the three months ended June 30, 2003 increased by $3.5 million or 61% compared to the three months ended June 30, 2002, as the result of net new business written combined with the premium rate increase effective January 1, 2003. The following chart shows new premium written for the second quarter (in 000's):

                                        Three Months Ended
                                             June 30,
                                     ------------------------
                                      2003             2002
                                     -------          -------
               Direct                $   161          $   176
               Agent                   2,729            1,845

New premium written in the second quarter of 2003 exceeded the level written in the same quarter of 2002 by 43%.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

      Net premiums earned increased by 66% to $22.4 million from $13.5 million for the six months ended June 30, 2003 and 2002, respectively. The increase is primarily reflective of 1) the growth in business in force resulting from the new premium written, 2) the increases in premium rates effective with 2002 and 2003 renewals, which average 16% and 29%, respectively, 3) the change in risk retention level from $500,000 to $1 million in 2003,and 4) an increase in premium earned for extended reporting endorsements issued. Extended reporting endorsements premium is earned in the same period as it is written. Additionally, net premiums earned through June 30, 2003, includes an increase of $225,000 from the June 30, 2002 level due to unfavorable loss development in the hospital-sponsored retrospectively rated programs. Under these programs, additional premiums are either earned or returned based on a group's adverse or favorable loss experience.

      Gross premiums written of $38.6 million for the six months ended June 30, 2003 increased by $10 million or 35% over the six months ended June 30, 2002, due to net new business written, which is new business net of lost business, combined with the premium rate increases. The following chart shows new business written through the second quarter (in 000's):

                                         Six Months Ended
                                             June 30,
                                     ------------------------
                                      2003             2002
                                     -------          -------
               Direct                $   327          $   526
               Agent                   3,988            6,081

For the six months ended June 30, 2003, new business written totaled $4.3 million. The overall level of new business produced in the first six months of 2003 is lower than for the first six months of 2002 due to a decision to slow sales in the first quarter while we determined our capital availability for 2003 growth.

      The distribution of premium written shows notable growth in NCRIC's market areas outside of the District of Columbia. NCRIC continues to maintain strict underwriting standards as it expands its business. The following chart illustrates the components of gross premium written by state for the periods ended June 30, 2003 and 2002 (in 000's).

                                        Six Months Ended June 30
                               -----------------------------------------
                                       2003                  2002
                               -------------------   -------------------
        District of Columbia   $ 17,432        45%   $ 15,153        53%
        Virginia                  8,862        23%      5,799        20%
        Maryland                  6,242        16%      3,684        13%
        West Virginia             3,131         8%      3,297        12%
        Delaware                  2,963         8%        655         2%
                               --------    ------    --------    ------
                               $ 38,630       100%   $ 28,588       100%
                               ========    ======    ========    ======

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

      Because the original 2000 bill was not paid when due, we initiated legal proceedings to collect. In April, 2003, the trial court denied summary judgment motions for both parties with respect to the calculation of the retrospective premium. The hospital has also filed certain counterclaims alleging breach of contract and tortuous conduct. The trial court dismissed one aspect of the counterclaim but left the bulk of the issues raised by both sides for resolution at trial. No trial date has been set. Since the amount due us is significant, we will use all means legally available to collect the amount we are due. Although we believe that it will prevail, since the premium amount is disputed, an allowance for uncollectibility was established and in the third quarter of 2002 was increased to cover the full amount of the receivable. The discovery portion of the litigation is complete; approximately $132,000 in legal fees were incurred during the second quarter of 2003, and additional legal fees are expected to be incurred later in 2003 for the trial stage of litigation. The ultimate outcome cannot be determined at this time.

Net investment income

Three months ended June 30, 2003 compared to three months ended June 30, 2002

      Net investment income decreased by $135,000 for the three months ended June 30, 2003 compared to the second quarter of 2002 due to a decrease in yields partially offset by an increase in invested funds. The average effective yield was approximately 4.03% for the three months ended June 30, 2003 and 5.61% for the three months ended June 30, 2002. The tax equivalent yield was approximately 4.62% for the second quarter of 2003 and 6.22% for the second quarter of 2002. The decrease in investment yields reflects the market decrease in interest rates in 2003 compared to 2002 in addition to the impact from the portfolio restructuring executed in the first half of 2003.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

      Net investment income decreased by $363,000 for the six months ended June 30, 2003 compared to the first six months of the prior year due to a decrease in yields partially offset by an increase in invested funds. Average invested assets, which include cash equivalents, were higher in the first six months of 2003 by $29 million compared to the same period of 2002. The average effective yield was approximately 3.96% for the six months ended June 30, 2003 and 5.67% for the six months ended June 30, 2002. The tax equivalent yield was approximately 4.51% for the first six months of 2003 and 6.26% for the first six months of 2002. The decrease in investment yields reflects the market decrease in interest rates in 2003 compared to 2002 in addition to the impact from the portfolio restructuring executed in the first half of 2003. Securities sold as a part of the restructuring generally had above market rate coupon rates and were therefore sold at gains. New securities acquired brought current market rate yields into the portfolio thereby reducing the overall portfolio yield.

Net realized investment gains (losses)

Three months ended June 30, 2003 compared to three months ended June 30, 2002

      The second quarter of 2003 included net realized gains of $1.2 million resulting from the continuation of the portfolio restructuring initiated by our new fixed income investment portfolio manager beginning in the first quarter. The portfolio restructuring was performed for the primary purpose of improving the overall credit quality of the portfolio and secondarily to improve the structure of the portfolio through diversification of credits and to shorten average duration.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

      The first six months of 2003 included net realized gains of $1.4 million resulting from portfolio restructuring done by our new investment portfolio manager, partially offset by the recognition of an other than temporary impairment of $135,000 on an investment in common stock. The circumstance giving rise to the other than temporary impairment charge was a sharp decline in the value of the stock in 2003 which we do not expect to be temporary based on available financial information of the issuer. The second quarter of 2002 included realized losses of $610,000 which were due to an "other than temporary" decline in value under the provisions of SFAS 115, of WorldCom bonds in the amount of $794,000 partially offset by other realized gains.

Practice management and related income

      Revenue for practice management and related services is comprised of fees for the services for the following categories of services: practice management, accounting, tax and personal financial planning, retirement plan accounting and administration, and other services.

Three months ended June 30, 2003 compared to three months ended June 30, 2002

      Practice management and related revenue of $1.3 million for the three months ended June 30, 2003 is lower by $248,000 compared to the three months ended June 30, 2002. The decreased revenue was a result of a reduced level of one-time consulting assignments compared to 2002 primarily in the HealthCare Consulting division, consistent with the declines experienced in the latter part of 2002.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

      Practice management and related revenue of $2.7 million for the six months ended June 30, 2003 is down from $3.1 million for the six months ended June 30, 2002. The decreased revenue was a result of a reduced level of one-time consulting assignments compared to 2002 as discussed above.

Loss and loss adjustment expenses and combined ratio results

      The expense for incurred losses and LAE net of reinsurance is summarized as follows (in thousands):

                                      Three Months Ended      Six Months Ended
                                           June 30,                June 30,
                                     --------------------   --------------------
                                       2003        2002       2003        2002
                                     --------    --------   --------    --------
Incurred loss and LAE related to:
       Current year - losses         $ 10,507    $  4,844   $ 20,240    $ 10,855
       Prior years - development         (152)      1,136       (302)        845
                                     --------    --------   --------    --------
Total incurred for the period        $ 10,355    $  5,980   $ 19,938    $ 11,700
                                     ========    ========   ========    ========

Following is a summary of the ratios of losses and underwriting expenses compared to net premiums earned:

                                             Six Months Ended
                                                 June 30,
                                           --------------------
                                             2003        2002
                                           --------    --------
            Loss and LAE ratio               89.0%       86.6%
            Underwriting expense ratio       21.0%       22.9%
            Combined ratio                  110.0%      109.5%


Three months ended June 30, 2003 compared to three months ended June 30, 2002

      Total incurred loss and LAE expense of $10.4 million for the second quarter of 2003 increased by $4.4 million from the $6.0 million incurred for the second quarter of 2002. The increase in current year losses to $10.5 million for the second quarter of 2003 reflects 1) the expanded level of exposure as a result of expanding business combined with 2) a rise in the cost of resolving claims and 3) losses associated with the increase in retained losses under reinsurance treaties from $500,000 to $1,000,000 as of January 1, 2003. The favorable development of losses reported in prior years reflects the favorable experience on the claims closed during the quarter, partially offset by the continuing upward pressure of severity of losses. Prior years development results from the re-estimation and settlement of individual losses not covered by reinsurance, which generally are losses under $500,000.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

      Total incurred loss and LAE expense of $19.9 million for the first six months of 2003 increased by $8.2 million from the $11.7 million incurred for the first six months of 2002. The increase in current year losses to $20.2 million and the favorable development of prior year losses for the first six months of 2003 is consistent with those issues discussed above.

      The combined ratio of 110.0% for the six months ended June 30, 2003 compared to 109.5% for the first six months of 2002 reflects the higher level of earned premiums in relation to the increase in loss and loss adjustment expenses, the increase in severity in current year losses, and the stable level of core underwriting expenses.

Expenses

Three months ended June 30, 2003 compared to three months ended June 30, 2002

      Underwriting expenses of $2.2 million for the three months ended June 30, 2003 compare to $1.5 million for the three months ended June 30, 2002. The increase in expenses results from increases in commissions, premium taxes, and administrative costs related to the increased level of business, particularly agent produced business.

      Practice management and related expenses were $1.3 million for the three months ended June 30, 2003 and $1.5 million for the three months ended June 30, 2002. Expenses decreased primarily due to the elimination of the client service transition expenses associated with the expiration of two employment contracts at the end of 2002.

      Interest expense in 2003 is on the Trust Preferred Securities issued in December 2002. This debt carries interest at 400 basis points over 3-month LIBOR. The effective annual rate at June 30, 2003 is 5.28%.

      Other expenses include amounts for subsidiary and holding company operations, which are not directly related to the issuance of medical professional liability insurance or practice management operations. Other expenses of $395,000 for the three months ended June 30, 2003 compare to $448,000 for the three months ended June 30, 2002.

Six months ended June 30, 2003 compared to six months ended June 30, 2002

      Underwriting expenses increased $1.6 million to $4.7 million for the six months ended June 30, 2003 from $3.1 million for the six months ended June 30, 2002. The increase in expenses results from increases in commissions, premium taxes, and administrative costs related to the increased level of business, particularly agent-produced business. Additionally, in the first quarter of 2003, we incurred an expense of $364,000 as a result of a fraudulent act of a former sales agent. Although we believe it is reasonably possible that we could incur additional expense as a result of the fraudulent act, the amount or timing of the expense is not reasonably estimable at this time.

      Practice management and related expenses totaled $2.7 million for the six months ended June 30, 2003 and $3.1 million for the six months ended June 30, 2002. Expenses decreased primarily due to the elimination of the client service transition expenses associated with the termination of employment of two of the former owners at the expiration of their employment contracts at the end of 2002.

      Interest expense in 2003 is on the Trust Preferred Securities issued in December 2002. This debt carries interest at 400 basis points over 3-month LIBOR. The effective annual rate at June 30, 2003 is 5.28%.

      Other expenses include amounts for subsidiary and holding company operations, which are not directly related to the issuance of medical professional liability insurance or practice management operations. Other expenses of $837,000 for the six months ended June 30, 2003 compare to $813,000 for the six months ended June 30, 2002. Expense increases are primarily for holding company costs.

Federal income taxes

      The effective tax rate for NCRIC at 16% for the six months ended June 30, 2003 and 11% for 2002, is lower than the federal statutory rate principally due to nontaxable investment income. The higher rate for 2003 compared to 2002 is principally a result of capital gains recognized in 2003 and an increase in pre-tax income compared to the six months ended June 30, 2002.

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

For the six months ended June 30, 2003, we had cash flows from operations of $7.0 million compared to $4.1 million used in operations for the corresponding period of 2002. The $11.1 million of increased cash flow results primarily from higher net premium receipts. This increased cash flow from premiums was partially offset by higher payments for claims and LAE. Because of the long-term nature of both the payments of claims and the settlement of swing-rated reinsurance premiums due to the reinsurers, cash from operations for a medical professional liability insurer like NCRIC can vary substantially from period to period.

Second Step Conversion and Public Offering. On June 24, 2003, a plan of conversion and reorganization was approved by the members of NCRIC, A Mutual Holding Company and by the shareholders of NCRIC Group, Inc. In the conversion and related stock offering, the Mutual Holding Company offered for sale its 60% ownership interest in NCRIC Group. As a result of the conversion and stock offering, the Mutual Holding Company ceased to exist, and NCRIC Group became a fully public company.

In the conversion and stock offering, 4,143,701 shares of the common stock of NCRIC Group were sold to Eligible Members, Employee Benefit Plans, Directors, Officers and Employees and to members of the general public in a Subscription and Community Offering at $10.00 per share. The Subscription stock offering period expired on June 16, 2003. All stock purchase orders received in the offering were satisfied.

As part of the conversion, 2,778,144 shares were issued to the former public stockholders of NCRIC Group. The exchange ratio was 1.8665 new shares for each share of NCRIC Group held by public stockholders as of the close of business on June 25, 2003. Accordingly, after the conversion, NCRIC Group has 6,921,845 shares outstanding. Please see Note 2 in the notes to condensed consolidated financial statements - unaudited, for additional information.

      Financial condition and capital resources. Cash flow from operations, the proceeds from the stock offering and the proceeds of maturing investments have primarily been invested in Treasury securities, mortgage-backed, corporate and tax-exempt fixed income securities. Additionally, in late June a strategic allocation was made to large-cap and mid-cap equity securities which resulted in the 2% equity allocation as of June 30, 2003.

      As of June 30, 2003, the carrying value of the securities portfolio was $164.1 million. The portfolio was invested as follows:

                                                   At June 30,   At December 31,
                                                      2003            2002
                                                   -----------   ---------------
U. S. Government and agencies ..................       18%             23%
Asset and mortgage-backed securities ...........       41              28
Tax-exempt securities ..........................       21              27
Corporate bonds ................................       18              17
Equity securities ..............................        2               5

      At June 30, 2003, over 84% of the portfolio was invested in U.S. Government and agency securities or had a rating of AAA or AA. For regulatory purposes, 98% of the fixed income securities portfolio was rated "Class 1", which is the highest quality rated group as classified by the NAIC. The accumulated other comprehensive income totaled $3.0 million at June 30, 2003, compared to $2.8 million at December 31, 2002. At June 30, 2003, the gross unrealized investment gains totaled $4.9 million and the gross unrealized investment losses totaled $358,000, with no concentration of unrealized loss in any security or industry.

      NCRIC has no material commitments for capital expenditures.

      During 2001, NCRIC MSO, Inc. borrowed $1,971,000 from SunTrust Bank to finance the contingent purchase payments from the 1999 acquisition of three companies. The term of the loan is three years at a floating rate of LIBOR plus one and one-half percent. At June 30, 2003, the interest rate was 2.62%. Principal and interest payments are due on a monthly basis.

      In December, 2002, NCRIC Group issued trust preferred securities in the amount of $15 million in a pooled transaction to unrelated investors. This debt has a maturity of 30 years, and bears interest at an annual rate equal to three-month LIBOR plus 4.0%, payable quarterly beginning March 4, 2003. Interest is adjusted on a quarterly basis provided that prior to December 4, 2007, this interest rate shall not exceed 12.50%. The debt is callable by NCRIC at par beginning December 4, 2007.

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

      Other factors not currently anticipated by management may also materially and adversely affect our results of operations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Our investment portfolio is exposed to various market risks, including interest rate and equity price risk. Market risk is the potential for financial losses due to the decrease in the value or price of an asset resulting from broad movements in prices. At June 30, 2003, fixed maturity securities comprise 98% of total investments at market value. U.S. Government and tax-exempt bonds represent 21% of the fixed maturity securities. Equity securities, consisting of common stock, account for the remainder of the investment portfolio. We have classified our investments as available for sale.

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

      Interest rates have continued at a low level during the first six months of 2003. Interest rate levels resulted in an increase in the value of our fixed maturity portfolio. At June 30, 2003, our portfolio was valued at $4.6 million above amortized cost. At December 31, 2002, the value of the portfolio was $4.3 million above amortized cost.

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

      During the six months ended June 30, 2003, there was a change in the allocation of our portfolio increasing the percentage of asset and mortgage backed securities to 41% of the total fixed maturity securities compared to 28% at December 31, 2002. Management of NCRIC, along with NCRIC's external investment managers, seeks to maximize after-tax yields while minimizing portfolio credit risk. The decision to reallocate the portfolio as recommended by the new portfolio manager was based on this goal.

One common measure of the interest sensitivity of fixed maturity securities is effective duration. Effective duration utilizes maturities, yields, and call terms to calculate an average age of expected cash flows. The following table shows the estimated fair value of NCRIC's fixed maturity portfolio based on fluctuations in the market interest rates.

                                                  Projected Market Value
       Yield Change (bp)        Market Yield          (in millions)
       -----------------        ------------          -------------
             -300                  0.96%                 $182,807
             -200                  1.96%                  175,305
             -100                  2.96%                  168,803
        Current Yield**            3.96%                  160,301
              100                  4.96%                  152,799
              200                  5.96%                  145,297
              300                  6.96%                  137,795

**    Current yield is as of June 30, 2003.

Item 4. Controls and Procedures

      Under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this quarterly report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this quarterly report, the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that the Company files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no changes in the Company's internal controls over financial reporting during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, these controls over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

      See the Form 10-K for the fiscal year ended December 31, 2002 for information on pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The Annual Meeting of Shareholders of NCRIC Group, Inc. took place on June 24, 2003.

      (b) The following directors were elected and received the following votes:

                                                 Number of Votes
         Name                                  For          Withheld
         ----                               ---------      ----------

         Leonard M. Glassman                2,989,676         8,814
         Stuart A. McFarland                2,989,676         8,814
         R. Ray Pate, Jr                    2,997,290         1,200
         David M. Seitzman                  2,989,676         8,814

     The following directors continued in office:

         Vincent C. Burke, III              Martin W. Dukes, Jr.
         Pamela W. Coleman                  Luther W. Gray, Jr.
         Prudence P. Kline                  Edward G. Koch
         J. Paul McNamara                   Leonard M. Parver
         Nelson P. Trujillo

(c)   Other actions taken along with the votes received were:

                                                                            Number of Votes
                                                                     ------------------------------
                                                                        For      Against   Abstain
                                                                     ---------  --------- ---------
      1. Adoption of the NCRIC Group, Inc. 2003 Stock Award Plan     2,988,156   10,334       -0-

      2. Adoption of the NCRIC Group, Inc. 2003 Stock Option Plan    2,989,156    9,334       -0-

      3. Adoption of the Plan of Conversion & Reorganization         2,995,490      -0-     3,000

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibit 31.1 and 31.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      (b) Exhibit 32 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (c)   Filings on Form 8-K during the quarter ending June 30, 2003:

            1) On May 16, 2003 the Company filed a Form 8-K pursuant to Item 5 announcing the approval by the Commissioner of Insurance of the Plan of Conversion and the commencement of the offering.

            2) On June 25, 2003 the Company filed a Form 8-K pursuant to Item 5 announcing the completion of the Plan of Conversion and Reorganization of NCRIC, A Mutual Holding Company by the respective Boards of Directors of the Company and NCRIC, A Mutual Holding Company, the mutual holding company parent of the Company and the secondary public offering.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 NCRIC Group, Inc.


August 14, 2003                   /s/ R. Ray Pate, Jr.
                                  ----------------------------------------
                                  R. Ray Pate, Jr.,
                                  President & Chief Executive Officer
                                  (Duly Authorized Officer)


August 14, 2003                   /s/ Rebecca B. Crunk
                                  ----------------------------------------
                                  Rebecca B. Crunk,
                                  Sr. Vice President & Chief Financial Officer
                                  (Principal Financial Officer)