Form 10-Q
period 2003-09-30
NCRIC GROUP INC
filed 2003-11-12
CIK 1075343

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                For the quarterly period ended September 30, 2003

                         Commission File Number: 0-25505

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

      Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 3, 2003, there were 6,927,365 shares of NCRIC Group, Inc. common stock outstanding.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

                                                                                        September 30, 2003   December 31, 2002
                                                                                        ------------------   -----------------
ASSETS                                                                                     (unaudited)

INVESTMENTS:
       Securities available for sale, at fair value:
            Bonds and U.S.Treasury Notes (Amortized cost $158,627 and $110,309)            $    160,445          $    114,696
            Equity securities (Book value $6,420 and $5,561)                                      6,662                 5,424
                                                                                           ------------          ------------
                 Total securities available for sale                                            167,107               120,120
OTHER ASSETS:
       Cash and cash equivalents                                                                 13,047                10,550
       Reinsurance recoverable                                                                   45,514                43,231
       Goodwill, net                                                                              7,291                 7,291
       Premiums and accounts receivable, net                                                     16,326                 9,477
       Deferred income taxes                                                                      4,677                 3,789
       Other assets                                                                               8,845                 8,229
                                                                                           ------------          ------------
TOTAL ASSETS                                                                               $    262,807          $    202,687
                                                                                           ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
       Losses and loss adjustment expenses:
            Losses                                                                         $     79,343          $     70,314
            Loss adjustment expenses                                                             37,392                33,708
                                                                                           ------------          ------------
                 Total losses and loss adjustment expenses                                      116,735               104,022
       Other liabilities:
            Retrospective premiums accrued under
                 reinsurance treaties                                                               831                   607
            Unearned premiums                                                                    38,638                24,211
            Advance premium                                                                         767                 2,971
            Reinsurance premium payable                                                           1,567                 5,045
            Bank debt                                                                               468                   995
            Trust Preferred Securities                                                           15,000                15,000
            Other liabilities                                                                     5,157                 2,019
                                                                                           ------------          ------------
TOTAL LIABILITIES                                                                               179,163               154,870
                                                                                           ------------          ------------

STOCKHOLDERS' EQUITY:
       Common stock $0.01 par value - 12,000,000 shares authorized; 6,927,365 shares issued and outstanding (net of 4,839 treasury shares) at
            September 30, 2003; 3,708,399 shares issued and outstanding (net of
            34,456 treasury shares) at December 31, 2002                                             70                    37
       Preferred stock $0.01 par value - 1,000,000 shares authorized, 0 shares issued                --                    --
       Additional paid in capital                                                                48,930                 9,630
       Unallocated common stock held by the ESOP                                                 (2,651)                 (682)
       Common stock held by the stock award plan                                                 (1,704)                 (202)
       Accumulated other comprehensive income                                                     1,360                 2,806
       Retained earnings                                                                         37,692                36,518
       Treasury stock, at cost                                                                      (53)                 (290)
                                                                                           ------------          ------------
TOTAL STOCKHOLDERS' EQUITY                                                                       83,644                47,817
                                                                                           ------------          ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $    262,807          $    202,687
                                                                                           ============          ============

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                         Three Months Ended September 30,      Nine Months Ended September 30,
                                                             2003               2002                2003               2002
REVENUES:
     Net premiums earned                                 $     12,472       $      7,856       $     34,883       $     21,367
     Net investment income                                      1,657              1,444              4,368              4,518
     Net realized investment gains (losses)                       498                  6              1,852               (604)
     Practice management and related income                     1,112              1,344              3,764              4,430
     Other income                                                 370                278              1,083                722
                                                         ------------       ------------       ------------       ------------

               Total revenues                                  16,109             10,928             45,950             30,433
                                                         ------------       ------------       ------------       ------------

EXPENSES:
     Losses and loss adjustment expenses                       11,145              7,372             31,083             19,072
     Underwriting expenses                                      2,538              3,164              7,243              6,262
     Practice management expenses                               1,234              1,386              3,926              4,455
     Interest expense on Trust Preferred Securities               202                 --                607                 --
     Other expenses                                               519                366              1,356              1,179
                                                         ------------       ------------       ------------       ------------

               Total expenses                                  15,638             12,288             44,215             30,968
                                                         ------------       ------------       ------------       ------------

INCOME (LOSS) BEFORE INCOME TAXES                                 471             (1,360)             1,735               (535)

INCOME TAX PROVISION (BENEFIT)                                    101               (569)               309               (476)
                                                         ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                        $        370       $       (791)      $      1,426       $        (59)
                                                         ============       ============       ============       ============

OTHER COMPREHENSIVE (LOSS) INCOME                              (1,662)             2,352             (1,446)             2,135
                                                         ------------       ------------       ------------       ------------

COMPREHENSIVE (LOSS) INCOME                              $     (1,292)      $      1,561       $        (20)      $      2,076
                                                         ============       ============       ============       ============

Net income per common share:

Basic:
     Average shares outstanding                                 6,328              6,641              6,554              6,630
                                                         ------------       ------------       ------------       ------------
     Earnings (loss) per Share                           $       0.06       $      (0.12)      $       0.22       $      (0.01)
                                                         ============       ============       ============       ============
Diluted:
     Weighted average shares outstanding                        6,328              6,641              6,554              6,630
     Dilutive effect of stock options                             311                 --                202                 --
                                                         ------------       ------------       ------------       ------------
     Weighted average shares outstanding - diluted              6,639              6,641              6,756              6,630
                                                         ------------       ------------       ------------       ------------
     Earnings (loss) per Share                           $       0.06       $      (0.12)      $       0.21       $      (0.01)
                                                         ============       ============       ============       ============

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                         Nine Months Ended September 30,
                                                                            2003               2002
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income (loss)                                                  $      1,426       $        (59)
     Adjustments to reconcile net income
         to net cash flows from operating activities:
               Net realized investment (gains) losses                         (1,852)               604
               Amortization and depreciation                                   1,042                336
               Deferred income taxes                                            (141)            (2,396)
               Stock released for coverage of benefit plans                      368                242
               Changes in assets and liabilities:
                     Reinsurance recoverable                                  (2,283)            (3,204)
                     Premiums and accounts receivables                        (6,849)            (8,189)
                     Other assets                                             (1,005)            (1,186)
                     Losses and loss adjustment expenses                      12,713              9,303
                     Retrospective premiums accrued under
                          reinsurance treaties                                   224             (1,695)
                     Unearned premiums                                        14,427             11,202
                     Advanced premium                                         (2,204)            (2,973)
                     Reinsurance premium payable                              (3,478)             1,464
                     Other liabilities                                         3,138             (1,071)
                                                                        ------------       ------------

         Net cash flows provided by operating activities                      15,526              2,378
                                                                        ------------       ------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                                               (163,077)           (13,180)
     Sales, maturities and redemptions of investments                        115,128             16,512
     Purchases of property and equipment                                        (284)              (779)
                                                                        ------------       ------------

         Net cash flows (used in) provided by investing activities           (48,233)             2,553
                                                                        ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from public stock offering                                  35,784                 --
     Purchase of Treasury Stock                                                  (53)                --
     Repayment of long-term debt                                                (527)              (494)
                                                                        ------------       ------------

         Net cash flows (used in) provided by financing activities            35,204               (494)
                                                                        ------------       ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        2,497              4,437
                                                                        ------------       ------------

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                      10,550              7,565
                                                                        ------------       ------------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                      $     13,047       $     12,002
                                                                        ============       ============

SUPPLEMENTARY INFORMATION:
     Cash paid for income taxes                                         $      1,200       $      2,060
                                                                        ============       ============
     Cash paid for interest                                             $        646       $         50
                                                                        ============       ============

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements for the three and nine-month periods ended September 30, 2003 - unaudited

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

      Operating results for the three and nine-month periods ended September 30, 2003 are not necessarily indicative of the results that may be expected for the year ending December 31, 2003. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of NCRIC Group, Inc. (NCRIC Group) for the year ended December 31, 2002, which were filed with the Securities and Exchange Commission on Form 10-K.

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

      As part of the conversion, 2,778,144 shares were issued to the former public stockholders of NCRIC Group. The exchange ratio was 1.8665 new shares for each share of NCRIC Group held by public stockholders as of the close of business on June 25, 2003. Accordingly, after the conversion, NCRIC Group had 6,921,845 shares outstanding immediately following the offering. For the earnings per share calculations, the share amounts for periods prior to the conversion and stock offering have been revised to reflect the share exchange ratio applied in the conversion. Prior year share data within the consolidated balance sheet has not been revised for the exchange ratio applied in the conversion. The issuance of the shares of common stock in the subscription and community offering and in the exchange offering to existing stockholders was registered on Form S-1 filed with the SEC (No. 333-104023), which registration statement was declared effective on May 14, 2003.

      The net proceeds of the offering have been deployed as follows:

      o     75% has been added to the capital of NCRIC, Inc.,

      o 9% has been used to provide loans to the employee stock ownership plan and stock award plan to fund the purchase of shares of common stock in the offering, and

      o the remaining amount has been retained for general corporate purposes.

      The reconciliation of gross to net proceeds is as follows (in thousands):

      Gross offering proceeds                                       $  41,437

      Less: Offering expenses                                          (1,924)
                                                                    ---------
            Net proceeds                                               39,513

      Less: ESOP loan                                                  (2,072)
            Stock Award Plan loan                                      (1,657)
                                                                    ---------
      Net proceeds as adjusted                                      $  35,784
                                                                    =========

The composition of shares after the second step conversion and public offering is as follows (in thousands):

      Issued in the conversion and stock offering                       4,144
      Issued to existing public shareholders of NCRIC Group             2,778
                                                                    ---------
           Total shares issued June 25, 2003                            6,922

      ESOP loan shares                                                   (270)
      Stock Award Plan loan shares                                       (179)
                                                                    ---------
           Net shares outstanding as of June 25, 2003                   6,473
                                                                    =========

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

Selected financial data is presented below for each business segment at or for the three-month and nine-month periods ended September 30, 2003 and 2002 (in thousands):

                                             For the Three Months ended         At or For the Nine Months
                                                    September 30,                   Ended September 30,
                                            ----------------------------       --------------------------

                                               2003              2002            2003              2002
                                            ---------          ---------       --------          --------
Insurance

Revenues from external customers            $  12,767          $   8,111       $ 35,744          $ 22,030
Net investment income                           1,559              1,443          4,225             4,499
Net realized investment gains (losses)            505                  6          1,845              (604)
Depreciation and amortization -                   469                 87            950               231
Segment profit (loss) before taxes              1,025             (1,160)         3,186               173
Segment assets                                                                  245,682           168,044
Segment liabilities                                                             162,899           130,214
Expenditures for segment assets                    76                 44            175               627

Practice Management Services

Revenues from external customers            $   1,136          $   1,368       $  3,831          $  4,493
Net investment income                               1                  2              6                22
Net realized investment gains (losses)             --                 --             --                --
Depreciation and amortization                      31                 32             92               105
Segment profit (loss) before taxes                (99)               (21)           (96)               46
Segment assets                                                                    8,869             8,592
Segment liabilities                                                               3,005             3,113
Expenditures for segment assets                    --                136             20               152

Total

Revenues from external customers            $  13,903          $   9,479       $ 39,575          $ 26,523
Net investment income                           1,560              1,445          4,231             4,521
Net realized investment gains (losses)            505                  6          1,845              (604)
Depreciation and amortization                     500                119          1,042               336
Segment profit (loss) before taxes                926             (1,181)         3,090               219
Segment assets                                                                  254,551           176,636
Segment liabilities                                                             165,904           133,327
Expenditures for segment assets                    76                180            195               779

The following are reconciliations of reportable segment assets, liabilities, revenues, net investment income, and profit before taxes to NCRIC Group's consolidated totals (in thousands):

                                                                                         September 30,
                                                                                  -------------------------
                                                                                    2003             2002
                                                                                  ---------       ---------
Assets:
      Total assets for reportable segments                                        $ 254,551       $ 176,636
      Elimination of intersegment receivables                                        (2,043)         (1,140)
      Other unallocated amounts                                                      10,299           3,559
                                                                                  ---------       ---------
      Consolidated total                                                          $ 262,807       $ 179,055
                                                                                  =========       =========

Liabilities:
      Total liabilities for reportable segments                                   $ 165,904       $ 133,327
      Elimination of intersegment payables                                           (2,043)         (1,140)
      Other liabilities                                                              15,302              96
                                                                                  ---------       ---------
      Consolidated total                                                          $ 179,163       $ 132,283
                                                                                  =========       =========

                                                       For the Three Months         For the Nine Months
                                                        Ended September 30,          Ended September 30,
                                                    -------------------------    -------------------------
                                                       2003           2002          2003            2002
                                                    ----------     ----------    ----------     ----------
Revenues from external customers:
   Total revenues for reportable segments           $   13,903     $    9,479    $   39,575     $   26,523
   Elimination of reportable segments                       (2)            (1)           (7)            (4)
   Other revenues                                           53             --           162             --
                                                    ----------     ----------    ----------     ----------
   Consolidated total                               $   13,954     $    9,478    $   39,730     $   26,519
                                                    ==========     ==========    ==========     ==========

Net investment income:
   Total investment income for reportable
      Segments                                      $    1,560     $    1,445    $    4,231     $    4,521
   Elimination of intersegment income                       (2)            (1)           (2)            (3)
   Other investment income                                  99             --           139             --
                                                    ----------     ----------    ----------     ----------
   Consolidated total                               $    1,657     $    1,444    $    4,368     $    4,518
                                                    ==========     ==========    ==========     ==========

Income (loss) before taxes:
   Total income (loss) for reportable segments      $      926     $   (1,181)   $    3,090     $      219
   Other expenses                                         (455)          (179)       (1,355)          (754)
                                                    ----------     ----------    ----------     ----------
   Consolidated total                               $      471     $   (1,360)   $    1,735     $     (535)
                                                    ==========     ==========    ==========     ==========

4.    Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                            For the Three Months Ended       For the Nine Months Ended
                                                  September 30,                     September 30,
                                            --------------------------       --------------------------
                                               2003            2002             2003            2002
                                            ----------      ----------       ----------      ----------
      Net income (loss)                     $      370      $     (791)      $    1,426      $      (59)
                                            ==========      ==========       ==========      ==========

      Weighted average common

         Shares outstanding - basic              6,328           6,641            6,554           6,630
      Dilutive effect of stock options
         and awards                                311              --              202              --
                                            ----------      ----------       ----------      ----------
      Weighted average common
         Shares outstanding - diluted            6,639           6,641            6,756           6,630
                                            ==========      ==========       ==========      ==========

      Net income per common share:

      Basic                                 $     0.06      $    (0.12)      $     0.22      $    (0.01)
                                            ==========      ==========       ==========      ==========

      Diluted                               $     0.06      $    (0.12)      $     0.21      $    (0.01)
                                            ==========      ==========       ==========      ==========

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

      There have been no material changes to our accounting policies during the nine months ended September 30, 2003. Following is a condensed summary of key financial concepts and of those accounting policies which we believe to be the most critical. That is, these are most important to the portrayal of our financial condition and results of operations and they require management's most complex judgments, including the need to make estimates about the effect of insurance losses and other matters that are inherently uncertain.

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

Reserves for losses and loss adjustment expenses. We write one line of business, medical professional liability. Losses and LAE reserves are estimates of future payments for reported claims and related expenses of adjudicating claims with respect to insured events that have occurred in the past. The change in these reserves from period to period is reflected as an increase or decrease to our losses and LAE expense incurred.

      Medical professional liability losses and LAE reserves are established based on an estimate of these future payments as reflected in our past experience with similar cases and historical trends involving claim payment patterns. Reserving for medical professional liability claims is a complex and uncertain process, requiring the use of informed estimates and judgments. For jurisdictions in which our own loss experience is limited, losses are less predictable and, therefore, there is the potential for greater volatility in estimates of loss development. Although we intend to estimate conservatively our future payments relating to losses incurred, there can be no assurance that currently established reserves will prove adequate in light of subsequent actual experience. Losses and LAE expenses as stated in the statement of operations are reported net of reinsurance recoveries.

Reinsurance. We manage our exposure to individual claim losses, annual aggregate losses, and LAE through our reinsurance program. Reinsurance allows us to obtain indemnification against a specified portion of losses associated with insurance policies we have underwritten by entering into a reinsurance agreement with other insurance enterprises or reinsurers. We pay or cede part of our policyholder premium to reinsurers. The reinsurers in return agree to reimburse us for a specified portion of any claims covered under the reinsurance contracts. While reinsurance arrangements are designed to limit losses from large exposures and to permit recovery of a portion of direct losses, reinsurance does not relieve us of liability to our insureds. We monitor the creditworthiness of reinsurers on an ongoing basis. We also routinely evaluate for collectibility amounts recoverable from reinsurers. No allowance for uncollectible reinsurance recoverable has been determined to be necessary.

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

Goodwill. Our goodwill asset, $7.3 million as of September 30, 2003, resulted from the 1999 acquisition of three businesses which now operate as divisions of the Practice Management Services Segment. The annual goodwill impairment testing required by SFAS 142 concluded that the goodwill asset was not impaired as of September 30, 2003. This impairment test utilizes a discounted cash flow analysis and therefore is dependent upon the use of estimates and informed judgments as to future performance of the underlying businesses as well as market conditions. The result of the current analysis indicates the value of the business is not significantly in excess of the threshold for indication of impairment. If future circumstances require use of more negative assumptions than used in the current analysis, the goodwill asset would be determined to be impaired.

Consolidated net income

Three months ended September 30, 2003 compared to three months ended September 30, 2002

      Net income was $370,000 for the three months ended September 30, 2003 compared to a net loss of $791,000 for the three months ended September 30, 2002. Total revenue was up 47% for the quarter compared to the same quarter in 2002. The higher revenue was offset by an increase in loss and loss adjustment expenses, principally for losses on claims reported in 2003, interest on Trust Preferred Securities, and underwriting expenses.

In the third quarter of 2002, net income was reduced $814,000, after-tax, for the increase in allowance for uncollectible premiums receivable from a hospital-sponsored program, as discussed further in the Premium Collection Litigation section below and a guaranty fund assessment of $228,000, after tax. No similar adjustments were required in 2003.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

      Net income totaled $1.4 million for the nine months ended September 30, 2003 compared to a net loss of $59,000 for the nine months ended September 30, 2002. Total revenue increased 51% for the nine months ended September 30, 2003 compared to September 30, 2002. The higher revenue was offset by an increase in loss and loss adjustment expense and interest on Trust Preferred Securities. 2002 results were reduced by underwriting expenses for the receivable allowance and guaranty assessment noted in the third quarter comments above.

      The net investment losses in 2002 were primarily due to an "other than temporary" adjustment in the 2nd quarter. NCRIC held $650,000 of WorldCom bonds in its portfolio as of June 30, 2002. In the second quarter of 2002 the company recognized an "other than temporary" decline in value under the provisions of SFAS 115, and accordingly recorded an after-tax loss on WorldCom bonds in the second quarter of $524,000.

Segment results

      The results of our insurance segment for the three months and nine months ended September 30, 2003 were primarily driven by the significant increase in new business written. The profitability of a medical professional liability insurance policy is designed to emerge over a period of years rather than in the year the policy is written; profits are designed to accrue through investment income on the invested premiums and through successful settlement of claims.

      In periods of rapid growth of business, current period profitability is stressed. The significant increase in new business written, coupled with increased premium rates, resulted in the 63% increase in net premiums earned through the third quarter of 2003. The strain on current period earnings as a result of the large increase in new business written in 2002 and 2003, combined with the decline in investment returns and the increase in severity of losses, resulted in pressure on short-term profitability.

      The portfolio restructuring executed in 2003 realized investment gains on some of our portfolio securities carrying coupon rates higher than current market yields. An impact of this activity is to reduce the portfolio book yield, or the income otherwise to be earned by the portfolio in future periods. The investment gains effectively represent an acceleration of the recognition of that portion of the securities income representing the margin of the coupon rate over current market interest rates.

      Our practice management segment produced decreased revenue primarily in non-recurring consulting assignments. Additionally, in the third quarter of 2003 revenue was reduced somewhat by loss of some clients. Lower revenue was partially offset by decreased expense levels principally resulting from the late 2002 retirement of two senior consultants.

Net premiums earned

Three months ended September 30, 2003 compared to three months ended September 30, 2002

      Net premiums earned increased by $4.6 million, 59%, to $12.5 million from $7.9 million for the three months ended September 30, 2003 and 2002, respectively. The increase is primarily reflective of the increase in business in force as a result of the growth from new premium written, increases in premium rates effective with 2003 renewals, which average 29%, and the change in risk retention level from $500,000 to $1 million effective January 1, 2003.

      Gross premiums written of $20.6 million for the three months ended September 30, 2003 increased by $6.0 million or 41% compared to the three months ended September 30, 2002, as the result of net new business written combined with the premium rate increase effective January 1, 2003. The following chart shows new premium written for the third quarter (in 000's):

                                    Three Months Ended
                                       September 30,
                                    ------------------
                                     2003        2002
                                    ------      ------
                  Direct            $  209      $1,210
                  Agent              3,289       3,149

Agent production in the third quarter of 2003 was 20% higher than in the second quarter as business expanded, particularly in Delaware. Direct production primarily comes from the District of Columbia. While direct business in the third quarter of 2003 is ahead of the second quarter level, it is less than 2002 consistent with expectations for D.C. business.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

      Net premiums earned increased by 63% to $34.9 million from $21.4 million for the nine months ended September 30, 2003 and 2002, respectively. The increase is primarily reflective of 1) the growth in business in force resulting from the new premium written, 2) the increases in premium rates effective with 2002 and 2003 renewals, which average 16% and 29%, respectively, 3) the change in risk retention level from $500,000 to $1 million in 2003, and 4) an increase in premium earned for extended reporting endorsements issued. Extended reporting endorsements premium is earned in the same period as it is written.

      Gross premiums written of $59.2 million for the nine months ended September 30, 2003 increased by $16 million or 37% over the nine months ended September 30, 2002, due to net new business written, which is new business net of lost business, combined with the premium rate increases. The following chart shows new business written through the third quarter (in 000's):

                                     Nine Months Ended
                                       September 30,
                                    ------------------
                                     2003        2002
                                    ------      ------
                  Direct            $  536      $1,736
                  Agent              7,277       9,229

For the nine months ended September 30, 2003, new business written totaled $7.8 million. The overall level of new business produced in the first nine months of 2003 is lower than for the first nine months of 2002 due to a decision to slow sales in the first quarter while we determined our capital availability for 2003 growth in addition to the lower level of new business in the District of Columbia market in 2003.

      The distribution of premium written shows notable growth in NCRIC's market areas outside of the District of Columbia. NCRIC continues to maintain strict underwriting standards as it expands its business. The following chart illustrates the components of gross premium written by state for the periods ended September 30, 2003 and 2002 (in 000's).

                                          Nine Months Ended September 30
                                      ----------------------------------------
                                            2003                    2002
                                      ----------------        ----------------
            District of Columbia      $22,685       38%       $20,575       47%
            Virginia                   17,585       30%        11,189       26%
            Maryland                    7,952       13%         4,751       11%
            West Virginia               5,082        9%         5,432       13%
            Delaware                    5,853       10%         1,264        3%
                                      -------      ---        -------      ---
                                      $59,157      100%       $43,211      100%
                                      =======      ===        =======      ===

      Premium collection litigation. During 2000, it was determined that one of NCRIC's hospital-sponsored retrospective programs would not be renewed. In accordance with the terms of the contract, NCRIC billed the hospital sponsor, Columbia Hospital for Women Medical Center, Inc., for premium due based on the actual accumulated loss experience of the terminated program. Because the original 2000 bill was not paid when due, we initiated legal proceedings to collect. The current amount due to NCRIC for this program is $2.7 million. None of this amount is accrued as receivable due to the pending litigation and questionable collectability.

      The case has been set for trial in the Superior Court of the District of Columbia on January 26, 2004. On October 7, 2003, the Court denied most pretrial motions by both parties. Because the defendant, Columbia Hospital for Women Medical Center, Inc., has ceased doing business, sold its real estate assets, and is in a process of liquidation, NCRIC has determined that it is unlikely to collect any judgment it obtains in the case. The defendant has continued to defend the case, however, and has asserted a series of counterclaims against NCRIC, alleging that NCRIC charged improperly for premiums, committed various business torts, and interfered with the business of the hospital. The counterclaims do not specify the amount of damages sought. Although NCRIC believes that the counterclaims are without merit, and will vigorously contest such claims, no assurance can be given as to the outcome. An adverse judgment as to the counterclaims could have a material adverse effect on the company. Approximately $137,000 and $271,000 in legal fees were incurred during the third quarter of 2003 and year-to-date, respectively, and additional legal fees are expected to be incurred later in 2003 for the trial stage of litigation.

Net investment income

Three months ended September 30, 2003 compared to three months ended September 30, 2002

      Net investment income increased by $213,000 for the three months ended September 30, 2003 compared to the third quarter of 2002 due to an increase in invested funds partially offset by a decrease in both market and book yields. The average effective yield was approximately 4.02% for the three months ended September 30, 2003 and 5.28% for the three months ended September 30, 2002. The tax equivalent yield was approximately 4.33% for the third quarter of 2003 and 5.96% for the third quarter of 2002. The decrease in investment yields reflects the market decrease in interest rates in 2003 compared to 2002.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

      Net investment income decreased by $150,000 for the nine months ended September 30, 2003 compared to the first nine months of the prior year due to a decrease in yields partially offset by an increase in invested funds. Average invested assets, which include cash equivalents, were The average effective yield was approximately 3.95% for the nine months ended September 30, 2003 and 5.53% for the nine months ended September 30, 2002. The tax equivalent yield was approximately 4.41% for the first nine months of 2003 and 6.14% for the first nine months of 2002. The decrease in investment yields reflects the market decrease in interest rates in 2003 compared to 2002 in addition to the impact from the portfolio restructuring executed in the first half of 2003. Securities sold as a part of the restructuring generally had above market rate coupon rates and were therefore sold at gains. New securities acquired brought current market rate yields into the portfolio thereby reducing the overall portfolio yield. This was offset in part by an increase in the average invested assets in the portfolio due to the capital raised in the second quarter of 2003.

Net realized investment gains (losses)

Three months ended September 30, 2003 compared to three months ended September 30, 2002

      The third quarter of 2003 included net realized gains of $498,000 resulting from the full deployment of the proceeds from the public offering as well as from normal investment activity. This compares to net realized gains in the third quarter of 2002 of $6,000.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

      The first nine months of 2003 included net realized gains of $1.9 million resulting from portfolio restructuring done by our new investment portfolio manager as well as from routine portfolio management activity, partially offset by the recognition of an other than temporary impairment of $135,000 on an investment in common stock. The circumstance giving rise to the other than temporary impairment charge was a sharp decline in the value of the stock in 2003 which we do not expect to be temporary based on available financial information of the issuer. 2002 realized losses of $604,000 included $557,000 for WorldCom bonds, partially due to a loss on sale and partially due to an "other than temporary" decline in value recorded under the provisions of SFAS 115, partially offset by other net realized gains.

Practice management and related income

      Revenue for practice management and related services is comprised of fees for the services for the following categories of services: practice management, accounting, tax and personal financial planning, retirement plan accounting and administration, and other services.

Three months ended September 30, 2003 compared to three months ended September 30, 2002

      Practice management and related revenue of $1.1 million for the three months ended September 30, 2003 is lower by $232,000 compared to the three months ended September 30, 2002. The decreased revenue was primarily due to reduced level of one-time consulting assignments compared to 2002 primarily in the HealthCare Consulting division, consistent with the declines experienced in the previous reporting periods. Additionally, in the third quarter of

2003 there was some loss of clients and revenue resulting from the departure from NCRIC of one consultant. We have not yet completed the assessment of what impact, if any, this situation may have on future revenues and profitability. Also, the timing of completion of some tax engagements caused a delay in billings which we expect to recapture the fourth quarter.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

      Practice management and related revenue of $3.8 million for the nine months ended September 30, 2003 is down from $4.4 million for the nine months ended September 30, 2002. The decreased revenue was a result of the same factors discussed above for the third quarter.

Other income

      Other income includes revenues from insurance brokerage, insurance agency and physician services, as well as service charge income from installment payments for our insurance premium billings. Beginning with 2002 policy effective dates, we provided the option to policyholders to pay their premiums in installments throughout the policy year. A service charge is added to each installment payment. The increase in other income in 2003 over 2002 results primarily from the service charges on installment premium payments.

Loss and loss adjustment expenses and combined ratio results

      The expense for incurred losses and LAE net of reinsurance is summarized as follows (in thousands):

                                                 Three Months Ended           Nine Months Ended
                                                   September 30,                 September 30,
                                               ----------------------      -----------------------
                                                 2003          2002          2003            2002
                                               --------      --------      --------       --------
      Incurred loss and LAE related to:
           Current year - losses               $ 10,945      $  6,449      $ 31,185       $ 17,304
           Prior years - development                200           923          (102)         1,768
                                               --------      --------      --------       --------
      Total incurred for the period            $ 11,145      $  7,372      $ 31,083       $ 19,072
                                               ========      ========      ========       ========

Following is a summary of the ratios of losses and underwriting expenses compared to net premiums earned:

                                                      Nine Months Ended
                                                        September 30,
                                                     -------------------
                                                      2003          2002
                                                     -----         -----
             Loss and LAE ratio                       89.1%         89.3%
             Underwriting expense ratio               20.8%         29.3%
                                                     -----         -----
             Combined ratio                          109.9%        118.6%

Three months ended September 30, 2003 compared to three months ended September 30, 2002

      Total incurred loss and LAE expense of $11.1 million for the third quarter of 2003 increased by $3.7 million from the $7.4 million incurred for the third quarter of 2002. The increase in current year losses to $10.9 million for the third quarter of 2003 reflects 1) the increase in the level of exposure as a result of expanding business combined with 2) a rise in the cost of resolving claims and 3) losses associated with the increase in retained losses under reinsurance treaties from $500,000 to $1,000,000 as of January 1, 2003. The unfavorable development of losses reported in prior years reflects the continuing upward pressure of severity of losses partially offset by favorable experience on the claims closed during the quarter. Prior years development results from the re-estimation and settlement of individual losses not covered by reinsurance, which generally are losses under $500,000.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

      Total incurred loss and LAE expense of $31.1 million for the first nine months of 2003 increased by $12.0 million from the $19.1 million incurred for the first nine months of 2002. The increase in current year losses to $31.2 million and the favorable development of prior year losses for the first nine months of 2003 is consistent with those issues discussed above.

      The combined ratio of 109.9% for the nine months ended September 30, 2003 compared to 118.6% for the first nine months of 2002 reflects the higher level of earned premiums in relation to the increase in loss and loss adjustment expenses, the increase in severity in current year losses, and the stable level of core underwriting expenses after adjusting for the premium collection litigation discussed above.

Expenses

Three months ended September 30, 2003 compared to three months ended September 30, 2002

      Underwriting expenses of $2.5 million for the three months ended September 30, 2003 compare to $3.2 million for the three months ended September 30, 2002. The decrease in expenses results from the non-recurrence of the 2002 charge for premium collection as discussed above offset by increases in commissions, premium taxes, and administrative costs related to the increased level of business, particularly agent-produced business. Excluding the premium collection charge and guaranty fund assessment in the third quarter of 2002, expenses in the third quarter of 2003 were approximately $900,000 higher than in the third quarter of 2002; approximately $130,000 of the increase is for legal fees for the premium collection litigation discussed above.

      Practice management and related expenses were $1.2 million for the three months ended September 30, 2003 and $1.4 million for the three months ended September 30, 2002. Expenses decreased primarily due to the elimination of the client service transition expenses associated with the expiration of two employment contracts at the end of 2002.

      Interest expense in 2003 is on the Trust Preferred Securities issued in December 2002. This debt carries interest at 400 basis points over 3-month LIBOR. The effective annual rate at September 30, 2003 is 5.14%.

      Other expenses include amounts for subsidiary and holding company operations, which are not directly related to the issuance of medical professional liability insurance or practice management operations. Other expenses of $519,000 for the three months ended September 30, 2003 compare to $366,000 for the three months ended September 30, 2002.

Nine months ended September 30, 2003 compared to nine months ended September 30, 2002

      Underwriting expenses increased $900,000 to $7.2 million for the nine months ended September 30, 2003 from $6.3 million for the nine months ended September 30, 2002. The increase in expenses results from commissions, premium taxes, and administrative costs related to the increased level of business, particularly agent-produced business. Additionally, in the first quarter of 2003, we incurred an expense of $364,000 as a result of a fraudulent act of a former sales agent. Although we believe it is reasonably possible that we could incur additional expense as a result of the fraudulent act, the amount or timing of the expense is not reasonably estimable at this time.

      Practice management and related expenses totaled $3.9 million for the nine months ended September 30, 2003 and $4.5 million for the nine months ended September 30, 2002. Expenses decreased primarily due to the elimination of the client service transition expenses associated with the termination of employment of two of the former owners at the expiration of their employment contracts at the end of 2002. Segment expenses include an intercompany allocation for overhead items, such as board and senior management oversight, and administrative services. Through the first three quarters, such expenses totaled $567,000 in 2003 and $576,000 in 2002.

      Interest expense in 2003 is on the Trust Preferred Securities issued in December 2002. This debt carries interest at 400 basis points over 3-month LIBOR. The effective annual rate at September 30, 2003 is 5.14%.

      Other expenses include amounts for subsidiary and holding company operations, which are not directly related to the issuance of medical professional liability insurance or practice management operations. Other expenses of $1.4 million for the nine months ended September 30, 2003 compare to $1.2 million for the nine months ended September 30, 2002. Expense increases are primarily for holding company costs.

Federal income taxes

      The effective tax rate for NCRIC at 18% for the nine months ended September 30, 2003 is lower than the federal statutory rate principally due to nontaxable investment income. For the nine months ended September 30, 2002, the company had a tax benefit of $476,000 due to a pretax loss of $535,000. The difference in rates between 2003 compared to 2002 is principally a result of the increase in pre-tax income.

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

For the nine months ended September 30, 2003, we had cash flows from operations of $15.5 million compared to $2.4 million for the corresponding period of 2002. The $13.1 million of increased cash flow results primarily from higher net premium receipts. This increased cash flow from premiums was partially offset by higher payments for claims and LAE. Because of the long-term nature of both the payments of claims and the settlement of swing-rated reinsurance premiums due to the reinsurers, cash from operations for a medical professional liability insurer like NCRIC can vary substantially from period to period.

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

As part of the conversion, 2,778,144 shares were issued to the former public stockholders of NCRIC Group. The exchange ratio was 1.8665 new shares for each share of NCRIC Group held by public stockholders as of the close of business on June 25, 2003. Accordingly, after the conversion, NCRIC Group had 6,921,845 shares outstanding. Please see Note 2 in the notes to condensed consolidated financial statements - unaudited, for additional information.

      Financial condition and capital resources. Cash flow from operations, the proceeds from the stock offering and the proceeds of maturing investments have primarily been invested in mortgage-backed, corporate and tax-exempt fixed income securities. Additionally, in late June a strategic allocation was made to large-cap and mid-cap equity securities which resulted in the 4% equity allocation as of September 30, 2003.

      As of September 30, 2003, the carrying value of the securities portfolio was $167.1 million. The portfolio was invested as follows:

                                             At September 30,   At December 31,
                                                   2003              2002
                                             ----------------   ---------------
U. S. Government and agencies ............          14%               23%
Asset and mortgage-backed securities .....          38                28
Tax-exempt securities ....................          21                27
Corporate bonds ..........................          23                17
Equity securities ........................           4                 5

      At September 30, 2003, over 79% of the portfolio was invested in U.S. Government and agency securities or had a rating of AAA or AA. For regulatory purposes, 93% of the fixed income securities portfolio was rated "Class 1", which is the highest quality rated group as classified by the NAIC. The accumulated other comprehensive income totaled $1.4 million at September 30, 2003, compared to $2.8 million at December 31, 2002. At September 30, 2003, the gross unrealized investment gains totaled $3.3 million and the gross unrealized investment losses totaled $1.3 million, with no concentration of unrealized loss in any security or industry.

      NCRIC has no material commitments for capital expenditures.

      During 2001, NCRIC MSO, Inc. borrowed $1,971,000 from SunTrust Bank to finance the contingent purchase payments from the 1999 acquisition of three companies. The term of the loan is three years at a floating rate of LIBOR plus one and one-half percent. At September 30, 2003, the interest rate was 2.64%. Principal and interest payments are due on a monthly basis.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Our investment portfolio is exposed to various market risks, including interest rate and equity price risk. Market risk is the potential for financial losses due to the decrease in the value or price of an asset resulting from broad movements in prices. At September 30, 2003, fixed maturity securities comprise 96% of total investments at market value. U.S. Government and tax-exempt bonds represent 35% of the fixed maturity securities. Equity securities, consisting of common stock, account for the remainder of the investment portfolio. We have classified our investments as available for sale.

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

      While interest rates have continued at a low level during the first nine months of 2003, we have seen a small increase in rates. Interest rate levels resulted in a decrease in the value of our fixed maturity portfolio. At September 30, 2003, our total portfolio was valued at $2.1 million above amortized cost. At December 31, 2002, the value of the total portfolio was $4.3 million above amortized cost.

      Generally, the longer the duration of the security, the more sensitive the asset is to market interest rate fluctuations. To control the adverse effects of the changes in interest rates, our investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. Our investment policy also provides that all security purchases be limited to rated securities or unrated securities approved by management on the recommendation of our investment advisor. Approximately 74% of the portfolio is Treasury or Agency related or rated AAA, the highest rating for a security.

      During the nine months ended September 30, 2003, there was a change in the allocation of our portfolio increasing the percentage of asset and mortgage backed securities to 38% of the total fixed maturity securities compared to 28% at December 31, 2002. Management of NCRIC, along with NCRIC's external investment managers, seeks to maximize after-tax yields while minimizing portfolio credit risk. The decision to reallocate the portfolio as recommended by the new portfolio manager was based on this goal.

One common measure of the interest sensitivity of fixed maturity securities is effective duration. Effective duration utilizes maturities, yields, and call terms to calculate an average age of expected cash flows. The following table shows the estimated fair value of NCRIC's fixed maturity portfolio based on fluctuations in the market interest rates.

                                                     Projected Market Value
            Yield Change (bp)    Market Yield            (in thousands)
            -----------------    ------------            --------------
                  -300              0.83%                   $183,405
                  -200              1.83%                    175,751
                  -100              2.83%                    168,098
             Current Yield**        3.83%                    160,445
                   100              4.83%                    152,792
                   200              5.83%                    145,139
                   300              6.83%                    137,485

**Current yield is as of September 30, 2003.

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

PART II OTHER INFORMATION

Item 1. Legal Proceedings.

      See the Form 10-K for the fiscal year ended December 31, 2002 for information on pending litigation. Additionally, see the update in the premium collection litigation section above in Item 2 of Part I.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibit 31.1 and 31.2 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      (b) Exhibit 32 - Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (c)   Filings on Form 8-K during the quarter ending September 30, 2003:

      1) On July 29, 2003 the Company filed a Form 8-K pursuant to Item 9 Regulation FD disclosure announcing the updated market share complied and published by A.M. Best Company for medical professional liability insurance for 2002.

      2) On August 13, 2003 the Company filed a Form 8-K pursuant to Item 5 issued a press release relating to its quarterly earnings for the quarter ended June 30, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                             NCRIC Group, Inc.


November 13, 2003                     /s/ R. Ray Pate, Jr.
                                    --------------------------------------------
                                    R. Ray Pate, Jr.,
                                    President & Chief Executive Officer
                                        (Duly Authorized Officer)


November 13, 2003                     /s/ Rebecca B. Crunk
                                    --------------------------------------------
                                    Rebecca B. Crunk,
                                    Sr. Vice President & Chief Financial Officer
                                        (Principal Financial Officer)