Form 10-K
period 2003-12-31
NCRIC GROUP INC
filed 2004-03-26
CIK 1075343

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the fiscal year ended December 31, 2003

                         Commission File Number: 0-25505

[LOGO](SM)                      NCRIC Group, Inc.

      District of Columbia                                      52-2134774
(State or Other Jurisdiction of                              (I.R.S. Employer
 Incorporation or Organization)                           Identification Number)

                 1115 30th Street, N.W., Washington, D.C. 20007
                    (Address of Principal Executive Offices)
                                  202-969-1866
                         (Registrant's Telephone Number)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. YES |X|



      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. |X|

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934). NO |X|

As of March 5, 2004, there were issued and outstanding 6,898,865 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last trade price of the Common Stock as of March 5, 2004 was $57.0 million.

Documents Incorporated by Reference

The following documents, in whole or in part, are specifically incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

I. Portions of the NCRIC Group, Inc. Proxy Statement for the 2004 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.

                                TABLE OF CONTENTS

                                                                                                       Page
PART I

   Item 1.  Business ..............................................................................      2

   Item 2.  Properties ............................................................................     25

   Item 3.  Legal Proceedings .....................................................................     25

   Item 4.  Submission of Matters to a Vote of Security Holders ...................................     25

PART II

   Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters .................     25

   Item 6.  Selected Financial Data ...............................................................     27

   Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations .     28

   Item 7A. Quantitative and Qualitative Disclosures About Market Price ...........................     53

   Item 8.  Financial Statements and Supplementing Data ...........................................     54

   Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ..     89

   Item 9A. Controls and Procedures ...............................................................     89

PART III

   Item 10. Directors and Executive Officers of the Registrant ....................................     89

   Item 11. Executive Compensation ................................................................     89

   Item 12. Security Ownership of Certain Beneficial Owners and Management and
            Related Stockholder Matters ...........................................................     89

   Item 13. Certain Relationships and Related Transactions ........................................     89

   Item 14. Principal Accountant Fees and Services ................................................     89

PART IV

   Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K .......................     89

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

      We offer medical professional liability insurance and practice management services to physicians, other health care providers and medical practice corporations in Delaware, the District of Columbia, Maryland, Virginia and West Virginia. We currently provide our insurance products and practice management services to approximately 5,000 physicians throughout this market area as of December 31, 2003. The following table shows our insurance segment policy count and gross premiums written over the last eleven years.

                                                        Gross
                                                       Premiums
                                                     Written (in
                                  Policy Count        thousands)
                                  ------------       -----------
                        1993          1,215            $22,801
                        1994          1,226             21,509
                        1995          1,223             19,506
                        1996          1,231             19,017
                        1997          1,250             17,869
                        1998          1,328             19,214
                        1999          1,532             21,353
                        2000          2,010             22,727
                        2001          2,953             34,459
                        2002          3,785             51,799
                        2003          4,229             71,365

      As reflected in the table above, we have experienced significant growth since 1999, and not during the soft-market pricing environment of the mid-to-late 1990s. We have maintained a disciplined approach towards underwriting, product pricing and loss reserves, and we have remained focused on selective expansion in our core markets as pricing conditions have improved.

      According to data provided by A.M. Best Company, Inc., in 2002, we had 56.5% of the District of Columbia medical professional liability market share. We believe that we have one of the highest retention rates of policyholders in the industry, at approximately 91% for 2003 and 95% for January, 2004 eligible renewals, and our market presence has expanded significantly as competing medical professional liability insurers have been forced to either restrict their premium writings or exit the market completely due to financial difficulties. According to A.M. Best, in 2002, the most recent available, we had the following market shares by jurisdiction:

                                               NCRIC        Market Share of
                                              Market           Departing
                                            Share 2002          Carriers
                                            ----------      ---------------
           District of Columbia                56.5%               9.5%
           Delaware                             7.7               57.5
           Virginia                             8.7               17.5
           Maryland                             3.3               22.4
           West Virginia                        7.5               31.9

      We have a strong management team with many years of industry experience.
R. Ray Pate, President and Chief Executive Officer, has 8 years with us and 19 years of experience in the medical professional liability insurance business. William E. Burgess, Senior Vice President, has been with us for 22 years and has been responsible for our risk management and claims processing functions. Stephen S. Fargis, Senior Vice President and Chief Operating Officer, joined us in 1995 and has 20 years of experience in the healthcare industry. Mr. Fargis has been responsible for implementing our growth strategy in our existing and new geographic markets. Rebecca B. Crunk, Senior Vice President and Chief Financial Officer, has been with us since 1998 and is responsible for our financial reporting functions. Ms. Crunk is a certified public accountant with 26 years of experience in insurance industry accounting.

      Given the long-tail nature of our professional liability insurance business, we focus on our operating ratio, which combines the ratio of underwriting income or loss to net premiums earned, referred to as the combined ratio, offset by the benefit of investment income generated from our cash and invested assets, also expressed as a percentage of premiums earned. Our average statutory operating ratio for the five-year period ended December 31, 2002 was 77.9%. This compares favorably to an average statutory operating ratio of 97.0% for the property and casualty industry over the same period, according to data published by A.M. Best. The long-tail nature of our business also results in a higher level of invested assets and investment income as compared to other property and casualty lines of business. At December 31, 2002 our ratio of cash and invested assets, which totaled $122.5 million, to statutory surplus was 2.8x as compared to 2.9x for the property and casualty industry according to information reported by A.M. Best, the most recent available industry data. For the five years ended December 31, 2002, our net investment income averaged 29.4% of net premiums earned compared to 13.2% for the property and casualty industry over the same period according to information reported by A.M. Best, in each case determined on a statutory basis.

      For the year ended December 31, 2003, we generated $71.4 million of gross premiums written, $47.3 million of net premiums earned and $61.3 million of total revenues. At December 31, 2003, we had consolidated assets of $262.5 million, liabilities of $184.5 million, and stockholders' equity of $78.0 million. Our insurance subsidiaries are rated "A-" (Excellent) by A.M. Best.

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

      Expanding our distribution channels and pursuing strategic acquisitions. In addition to our leading position in the District of Columbia, we are a significant insurer in Delaware, Maryland, and Virginia. Historically, direct sales in the District of Columbia were the primary source of written premiums. In recent years, growth in states outside of the District of Columbia has largely come through our independent agents. In 2003, 6% of all new business was written through direct distribution and 94% through independent agents. We believe we can further increase business through the continued use of independent agents. We also believe that consolidation will continue in the medical professional liability insurance industry. This may give rise to opportunities for us to make strategic acquisitions to expand our business.

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

      As a result of significant premium rate increases, healthcare providers are seeking alternatives methods to secure medical professional liability coverage. We established American Captive Corporation (ACC) under District of Columbia Law in 2001 to form independent protected captive cells to accommodate affinity groups seeking to manage their own risk through an alternative risk transfer structure. Alternative risk transfer is broadly defined as the use of alternative insurance mechanisms as a substitute for traditional risk-transfer products offered by insurers. ACC is well positioned to meet current professional liability insurance market needs due to our ability to manage risk and provide access to increasingly unavailable reinsurance markets. We believe this venture is strategically placed to capitalize on the emerging opportunities as demand for these specialized services increases. We are competing with established national brokerage and specialty companies to provide both the risk transfer vehicle and services to support and manage captives. We also compete on a regulatory level with other jurisdictions and varying regulatory requirements in such domiciles as Hawaii, Bermuda, the Caribbean and Europe.

Provide practice management services to assist physicians in the practice of medicine.

      We offer practice management and financial services to physicians in the District of Columbia, North Carolina and Virginia. These services are heavily concentrated in North Carolina and Virginia and are utilized by approximately 900 physicians. Most of our clients are small and solo practitioners. We compete most often with single source providers of individual services who target small business. In our accounting, tax and financial services we also compete with local and regional certified public accounting firms. In our retirement plan administration we compete with large brokerage firms; while with respect to our payroll services we compete with national companies.

Growth Opportunities

      Financial pressure on medical professional liability companies and market contraction in the industry has occurred as companies that expanded nationally or outside of their traditional market areas have sought to reduce or in some cases eliminate their medical professional liability insurance business on a going forward basis in order to regain financial stability. For several years in the 1990s, many of these carriers engaged in soft-market pricing tactics that generally resulted in lower premium rates. Reduced profitability, reductions in surplus and capacity constraints have led many medical professional liability carriers to withdraw from, or limit new business in, one or more markets.

      We have maintained strict underwriting criteria and a disciplined approach with respect to pricing our product and establishing reserves. We have remained focused on growth in our existing markets as pricing conditions have improved. Further industry contraction and a hard insurance market characterized by increasing premium rates, lesser competition and a shortage of capital may create additional opportunities for growth within our market area. We raised additional capital through the 2003 stock offering to better position ourselves to pursue further growth and market opportunities that arise.

      In our market areas, over the past 24 months we have experienced contraction of competition. The St. Paul Companies, a national writer and the country's largest medical professional liability insurance carrier in 2001, exited the market leaving behind an approximately 9% industry-wide market share. This had a significant impact on our Delaware and Virginia markets as The St. Paul Companies had 2002 market shares of 22% and 15%, respectively. In addition, Fireman's Fund, another leading carrier also withdrew from the market. Princeton Insurance Company and MIIX Group, Inc. also have restricted writing policies to their domiciled states leaving former policyholders seeking coverage in our key markets of Delaware, Maryland and Virginia. Furthermore, financial difficulties led to the insolvency of Doctors Insurance Reciprocal (a subsidiary of The Reciprocal Group of America), leaving more than 1,000 physicians needing coverage in Virginia.

Competition

      The competitive environment in the medical professional liability industry has changed significantly over the past several years. We do not expect competition from the national companies, such as The St. Paul Companies and CNA Insurance Companies, which have historically been our largest competitors. The largest writers of medical professional liability insurance have recently decided to retrench or exit the marketplace. As a result, the market now is composed of companies similar to us that offer a single line of insurance, medical professional liability insurance.

      We expect to face competition from those companies that are focused on narrow geographic markets. In addition, our competitors may have existing relationships with insurance brokers or other distribution channels, which we may be unable to supplant.

      The following is a brief summary of our primary competitors in the jurisdictions in which we operate.

      District of Columbia. We are one of a few remaining carriers currently writing medical professional liability insurance policies in Washington, D.C. According to A.M. Best 2002 data, the most recent available, we have 56.5% of the District of Columbia medical professional liability market share. The Doctors Company Insurance Group holds a 12.7% market share in the District of Columbia. Professionals Advocate, a member of The Medical Mutual Group, holds an 8.5% market share in the District of Columbia.

      Delaware. As a result of the withdrawal of Fireman's Fund, CNA Insurance Companies and MLMIC Group from the Delaware market, which held 21.8%, 18.3% and 11.5%, respectively, of the Delaware market share, we are expanding our market share among Delaware physicians. Companies licensed to do business in the state include GE Global Insurance Group and SCPIE Holdings, Inc. which hold market shares of 11.7% and 6.9%, respectively, based on 2002 data.

      Maryland. We also have been writing insurance policies in Maryland since 1980. The departure of Princeton Insurance Company and MIIX Group, Inc. from Maryland and the insolvency of PHICO Insurance Company has created opportunities for growth in the state. Our primary competitor in Maryland is Medical Mutual of Maryland, a physician-governed carrier that has approximately 43% of the market share.

      Virginia. Our primary competitors in the Virginia marketplace include State Volunteer Mutual Insurance Company, Medical Mutual of North Carolina, The Doctors Company Insurance Group, MAG Mutual Insurance Company, Professionals Advocate, and ProAssurance Corporation. We have experienced significant growth in the Virginia market in the last three years. In 2002, The St. Paul Companies, Princeton Insurance Company, CNA

Insurance Companies and MIIX Group, Inc. exited this market creating additional growth opportunities. In addition, in January 2003 the largest underwriter of medical professional liability insurance in Virginia, Doctors Insurance Reciprocal, entered into receivership.

      West Virginia. We currently expect to reduce our business in West Virginia. In 2004 we are non-renewing policies at their expiration and we are not writing new business.

Insurance Activities

      General. We provide medical professional liability insurance for independent physicians, and their professional corporations, who practice individually or in small groups. We generally sell an insurance product with $1 million of coverage for any one incident with a $3 million limit for incidents reported within the policy year. Our policies are written on a claims-made basis and include coverage for the entire defense cost of the claim. These policies provide coverage for claims arising from incidents that both occur and are reported to us while the policy is in force. A claims-made policy is in force from the starting date of the initial policy period and continues in force from that date through each subsequent renewal. Policyholders can purchase up to $10 million dollars of excess coverage that provides coverage for losses up to $11 million with an annual limit of $13 million.

      Underwriting. Our policyholder services department is responsible for the evaluation of applicants for medical professional liability coverage, the issuance of policies and the establishment and implementation of underwriting standards. In addition, this department provides information to the D.C. underwriting committee and Virginia, West Virginia and Delaware Physician Advisory Boards. These boards are comprised of physicians who represent a cross discipline of medical specialties and provide valued input on local standards of care as they relate to understanding medical risk and underwriting in each area. We believe this combination of medical and insurance industry professionals provides an advantage in underwriting services when compared to our competitors.

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

      As of December 31, 2003, we had approximately 616 open cases with an average of 62 cases being handled by each claims representative. Our claims department consists of 11 claims professionals and the level of education ranges from certified paralegal to juris doctor. The current professional claims staff has an average of 11 years of experience handling medical professional liability cases. We limit the number of claims handled by each representative to fewer than 90 cases. We believe this number is lower than other companies in the medical professional liability insurance industry.

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

      Our objective of local physician claims guidance is carried out in Delaware and Virginia through advisory boards which serve as our preliminary risk screening mechanism. These boards meet to review medical incidents, assess claims and practice characteristics of current policyholders, and bring to our attention all matters of special interest to healthcare providers in their state.

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

      Our risk management staff presents educational seminars throughout the year in locations convenient to our policyholders. Programs designed to address the needs and interests of physicians are held throughout the District of Columbia, Delaware, Maryland and Virginia, and cover a wide variety of topics. Our staff is also available to present customized programs, on an as requested basis, to individual physician groups and/or office staff.

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

      Our primary marketing channel in Delaware, Maryland, Virginia and West Virginia is our independent agent network. In 2003, our agent network totaled 33 agencies. These agents produced 94% of new premiums and 53% of renewing premiums in 2003. Healthcare providers frequently utilize agents when they purchase medical professional liability insurance. Therefore, we believe that developing our broker relationships in these states is important to grow our market share. We select agents who have demonstrated experience and stability in the medical professional liability insurance industry. Brokers and agents receive market rate commissions and other incentives averaging 9% based on the business they produce and maintain. We strive to foster relationships with those brokers and agents who are committed to promoting our products and are successful in producing business for us. In 2002, we created the President's Gold Circle to recognize agencies that contribute growth in excess of $1 million in premium and to foster enhanced communications with these top producers.

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

      We continued to reduce the level of risk share discount offered in our risk sharing programs in 2003, and established an administrative management program for intensive risk management services specific to these programs. This new administrative program is provided on a fee basis and generates additional non-risk bearing revenue.

      Rates. We establish rates and rating classifications for physician and medical group policyholders in the District of Columbia based on the losses and LAE experience we have developed over the past 23 years. For our other market areas, we rely on losses and LAE experience data from the medical professional liability industry. We have various rating classifications based on practice location, medical specialty and other factors. We utilize premium discounts, including discounts for part-time practice, physicians just entering medical practice, claim-free physicians and risk management participation. Generally, total discounts granted to a policyholder do not exceed 25% of the base premium. In addition, surcharges generally do not exceed 25% of the base premium. Effective rates equal our base rate, less any discounts, plus any surcharges to the policyholder.

      Our rates are established based on previous loss experience, loss adjustment expenses, anticipated policyholder discounts or surcharges, and fixed and variable operating expenses. In recognition of the increase in the severity of losses and increases in other cost components, the weighted average rate increase for our base premiums was 27% effective January 1, 2004, and 27% effective January 1, 2003.

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

      o     judicial interpretations of insurance contracts; and

      o     legislative activity.

      The inherent uncertainty of establishing reserves is greater for medical professional liability insurance because lengthy periods may elapse between notice of a claim and a determination of liability. Medical professional liability insurance policies are long tail policies, which means that claims and expenses may be paid over a period of 10 or more years. This is longer than most property and casualty claims. As a result of these long payment periods, trends in medical professional liability policies may be slow to emerge, and we may not promptly modify our underwriting practices and change our premium rates to reflect underlying loss trends. Finally, changes in the practice of medicine and healthcare delivery, like the emergence of new, larger medical groups that do not have an established claims history, and additional claims resulting from restrictions on treatment by managed care organizations, may not be fully reflected in our underwriting and reserving practices.

      Our independent actuary reviews our reserves for losses and LAE periodically and prepares semi-annual reports that include a recommended level of reserves. We consider this recommendation as well as other factors, like loss retention levels and anticipated or estimated changes in frequency and severity of claims, in establishing the amount of reserves for losses and LAE. We continually refine reserve estimates as experience develops and claims are settled. Medical professional liability insurance is a line of business for which the initial losses and LAE estimates may change significantly as a result of events occurring long after the reporting of the claim. For example, losses and LAE estimates may prove to be inadequate because of sudden severe inflation or adverse judicial or legislative decisions.

      Activity in the liability for unpaid losses and LAE is summarized as follows:

                                                                   Year Ended December 31,
                                                             ----------------------------------
                                                               2003         2002         2001
                                                             --------     --------     --------
                                                                       (in thousands)
            Balance, beginning of year .................     $104,022     $ 84,560     $ 81,134
              Less reinsurance recoverable on unpaid
              claims ...................................       42,412       29,624       27,312
                                                             --------     --------     --------
            Net balance ................................       61,610       54,936       53,822
                                                             --------     --------     --------
            Incurred related to:
              Current year .............................       44,588       24,063       23,056
              Prior years ..............................        5,885        2,766       (4,198)
                                                             --------     --------     --------
                 Total incurred ........................       50,473       26,829       18,858
                                                             --------     --------     --------
            Paid related to:
              Current year .............................        4,383        1,491        1,599
              Prior years ..............................       26,382       18,664       16,145
                                                             --------     --------     --------
                 Total paid ............................       30,765       20,155       17,744
                                                             --------     --------     --------
            Net balance ................................       81,318       61,610       54,936
              Plus reinsurance recoverable on unpaid
              claims ...................................       44,673       42,412       29,624
                                                             --------     --------     --------
            Balance, end of year .......................     $125,991     $104,022     $ 84,560
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

      The table reflects the effects of all changes in amounts of prior periods. For example, if a loss determined in 1996 to be $100,000 was first reserved in 1993 at $150,000, the $50,000 favorable loss development, being the original estimate minus the actual loss, would be included in the cumulative redundancy in each of the years 1993 through 1996 shown below. This table presents development data by calendar year and does not relate the data to the year in which the claim was reported or the incident actually occurred. Conditions and trends that have affected the development of these reserves in the past will not necessarily recur in the future.

                               1993      1994      1995      1996      1997      1998      1999       2000       2001        2002
                             -------   -------   -------   -------   -------   -------   --------   --------   --------    --------
                                                                       (in thousands)
 Reserve for Unpaid
 Losses and LAE ..........   $88,891   $77,647   $68,928   $68,101   $72,031   $84,595   $ 84,282   $ 81,134   $ 84,560    $104,022

Cumulative Liability
Paid Through End of
Year:
   One year later ........    19,786    21,667    16,084    14,916     9,667    13,865     20,813     20,828     21,995      31,872
   Two years later .......    39,293    34,829    27,634    22,237    21,810    32,778     38,078     34,253     45,764
   Three years later .....    47,348    43,237    32,409    29,135    36,310    42,381     44,696     47,273
   Four years later ......    51,845    45,219    34,657    39,938    42,553    44,352     50,634
   Five years later ......    52,984    45,682    41,578    44,297    43,581    48,120
   Six years later .......    53,208    51,450    43,753    44,724    46,324
   Seven years later .....    58,246    52,551    43,962    46,385
   Eight years later .....    59,086    52,737    44,058
   Nine years later ......    59,108    52,824
   Ten years later .......    59,110

Re-estimated Liability:
   One year later ........    70,640    68,891    62,028    61,121    71,419    72,575     77,373     73,582     86,534     107,980
   Two years later .......    63,248    66,439    53,429    62,097    64,980    66,733     71,489     73,654     87,074
   Three years later .....    65,422    60,858    55,883    58,169    61,336    60,752     68,439     68,528
   Four years later ......    64,460    62,625    53,400    54,324    54,996    59,069     63,028
   Five years later ......    66,275    61,077    50,744    50,977    53,952    55,191
   Six years later .......    64,877    58,220    47,946    50,666    51,136
   Seven years later .....    63,514    55,739    47,099    47,994
   Eight years later .....    61,262    55,156    45,329
   Nine years later ......    60,160    53,927
   Ten years later .......    59,926

Redundancy (deficiency) ..   $28,965   $23,720   $23,599   $20,107   $20,895   $29,404   $ 21,254   $ 12,606   $ (2,514)   $ (3,958)

      General office premises liability incurred losses have been less than 1% of medical professional liability incurred losses in the last five years. We do not have reserves for pollution claims as our policies exclude liability for pollution. We have never been presented with a pollution claim brought against us or our insureds.

      Reinsurance. We follow customary industry practice by reinsuring a portion of our risks and paying a reinsurance premium based upon the premiums received on all policies subject to reinsurance. By reducing our potential liability on individual risks, reinsurance protects us against large losses. We have full underwriting authority for medical professional liability policies including premises liability policies issued to physicians, surgeons, dentists and professional corporations and partnerships. The 2003 and 2004 reinsurance program cedes to the reinsurers up to the maximum reinsurance policy limit those risks insured by us in excess of our $1 million retention.

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

                                             Percentage of Gross Net Earned
                                                     Premium Income
                                           ----------------------------------
                                           1999      1998      1997      1996
                                           ----      ----      ----      ----
            Deposit premium ..........     14.0%     14.0%     14.0%     14.0%
            Maximum premium ..........     22.5      22.5      22.5      30.0
            Minimum premium ..........      4.0       4.0       4.0       4.0
            Inner aggregate deductible      5.0       5.0       5.0      10.0

      We have recorded, based on actuarial analysis, management's best estimate of premium expense under the terms of the swing-rated treaty. In the initial year of development for each coverage year, the premium was capped at the maximum rate. We then adjust the liability and expense as losses develop in subsequent years.

      For claims related to 1999 and prior years, we cede 91% of our risks and premium to the $1,000,000 excess layer treaty program and retain 9% of the risks and premium. We receive a ceding commission from the reinsurers to cover the costs associated with issuing this coverage.

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

      Ceding commissions, which are 15% of gross ceded reinsurance premiums in the excess layer, are deducted from other underwriting expenses. Ceding commissions were $833,000, $1.1 million and $644,000 in 2003, 2002 and 2001, respectively.

      Additionally, our reinsurance program protects us from paying multiple retentions for claims arising out of one event. In most situations we will only pay one retention regardless of the number of original policies or claimants involved. We also have protection against losses in excess of our existing reinsurance. We may provide higher policy limits reinsured through facultative reinsurance programs. Facultative reinsurance programs are reinsurance programs which are specifically designed for a particular risk not covered by our existing reinsurance arrangements.

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

      The reinsurance program is placed with a number of individual reinsurance companies and Lloyds' syndicates to mitigate the concentrations of reinsurance credit risk. Most of the reinsurers are European companies or Lloyds' syndicates; there is a small percentage placed with a domestic reinsurer. As of December 31, 2003, the amounts recoverable from reinsurers attributable to Lloyds of London represents a total of 48 syndicates. We rely on our wholly owned brokerage firm, National Capital Insurance Brokerage, Ltd., Willis Re, Inc. and a London-based intermediary to assist in the analysis of the credit quality of reinsurers. We also require reinsurers that are not authorized to do business in the District of Columbia to post a letter of credit to secure reinsurance recoverable on paid losses.

      The following table reflects reinsurance recoverable on paid and unpaid losses at December 31, 2003 by reinsurer:

                                                        Reinsurance    A.M. Best
      Reinsurer                                         Recoverable     Rating
      ---------                                        --------------  ---------
                                                       (in thousands)

      Lloyd's of London syndicates ..................     $28,117         A+
      Hanover Rueckversicherungs - AG ...............       5,494         NR3
      CX Reinsurance LTD ............................       2,393         B+
      Unionamerica Insurance ........................       1,331         A++
      Transatlantic Reinsurance Company .............       3,183         A-
      AXA Reassurance ...............................       3,664         A-
      Terra Nova Insurance Company LTD ..............       1,015        A/A-
      Other reinsurers ..............................       2,903
                                                          -------

          Total .....................................     $48,100
                                                          =======

      The effect of reinsurance on premiums written and earned for the years ended December 31, 2003, 2002 and 2001 is as follows:

                                                Year Ended December 31,
                     ------------------------------------------------------------------------------
                              2003                        2002                        2001
                     ----------------------      ----------------------      ----------------------
                     Written        Earned       Written        Earned       Written        Earned
                     --------      --------      --------      --------      --------      --------
                                                     (in thousands)
      Direct ...     $ 71,365      $ 61,023      $ 51,799      $ 44,113      $ 34,459      $ 28,192
      Ceded ....      (12,088)      (13,759)      (18,003)      (14,023)      (10,542)       (7,296)
                     --------      --------      --------      --------      --------      --------
      Net ......     $ 59,277      $ 47,264      $ 33,796      $ 30,090      $ 23,917      $ 20,896
                     ========      ========      ========      ========      ========      ========

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

      Investment Portfolio. Investment income is an important component in support of our operating results. We utilize external investment managers who adhere to policies established and supervised by our investment committee. Our current investment policy has placed primary emphasis on investment grade, fixed income securities and seeks to maximize after-tax yields while minimizing portfolio credit risk. Toward achieving this goal, our investment guidelines, which set the parameters for our investment policy, permit investments in high-yield bonds, tax-advantaged securities such as municipal bonds and preferred stock, and common stock. During 2003, an allocation to common stock was implemented as a measure to provide a level of protection against a rising interest rate environment. An allocation of the portfolio to high-yield securities was funded in January, 2004. Our investment guidelines document is reviewed and updated as needed, at least annually.

      Deutsche Asset Management (DeAM), previously Zurich Scudder Insurance Asset Management, was the external investment manager for our fixed income securities including tax advantaged preferred stocks for the year ended December 31, 2002. Effective January 1, 2003, Standish Mellon Asset Management became the external investment manager for our fixed income portfolio. We utilize three different managers, each with a different investment objective, for our equity securities portfolio. The high-yield bond allocation is invested through a mutual fund instrument in order to achieve adequate diversity of underlying credits.

      Each year we, along with our fixed maturity securities investment manager, have conducted extensive financial analyses of the investment portfolio using stochastic models to develop a risk appropriate investment portfolio given the business environment and risks relevant to us. Standish Mellon supplemented stochastic modeling with the output from their independent investment research and strategy group to develop a tailored investment approach for us. Analysis of our capital structure and risk-bearing ability, valuation, peer comparisons, as well as proprietary and third party modeling, determine the optimal level of tax advantaged investments and provide strategy input.

      Standish Mellon used Dynamic Financial Analysis (DFA) a total company tool to test our capital structure and business plan under numerous potential future economic scenarios. The results of DFA, in the form of probability distributions on key financial statistics, allow us to make risk informed decisions on the structure of our investment portfolio as it relates to our business profile. DFA output has been especially useful in setting portfolio policy regarding average duration and optimizing potential equity exposure.

      We have classified our investments as available for sale and report them at fair value, with unrealized gains and losses excluded from net income and reported, net of deferred taxes, as a component of stockholders' equity. During periods of rising interest rates, as experienced during mid-year 2003, the fair value of our fixed income investment portfolio will generally decline resulting in decreases in our stockholders' equity. Conversely, during periods of falling interest rates, as experienced during 2002, the fair value of our investment portfolio will generally increase resulting in increases in our stockholders' equity.

      The following table sets forth the fair value and the amortized cost of our investment portfolio at the dates indicated.

                                                                 Gross          Gross
                                                   Amortized  Unrealized     Unrealized
                                                     Cost        Gains         Losses      Fair Value
                                                   ---------  ----------     ----------    ----------
                                                                    (in thousands)
      At December 31, 2003
      U.S. Government and agencies ...........     $ 29,328     $    75      $    (118)     $ 29,285
      Corporate ..............................       41,773         247           (720)       41,300
      Tax-exempt obligations .................       35,329       1,907            (78)       37,158
      Asset and mortgage-backed securities ...       55,446         186           (631)       55,001
                                                   --------     -------      ---------      --------
                                                    161,876       2,415         (1,547)      162,744
                                                   --------     -------      ---------      --------
      Equity securities ......................       10,269       1,373            (29)       11,613
                                                   --------     -------      ---------      --------
        Total ................................     $172,145     $ 3,788      $  (1,576)     $174,357
                                                   ========     =======      =========      ========

      At December 31, 2002
      U.S. Government and agencies ...........     $ 27,664     $   292      $      (4)     $ 27,952
      Corporate ..............................       32,680       1,567           (488)       33,759
      Tax-exempt obligations .................       30,416       2,309            (21)       32,704
      Asset and mortgage-backed securities ...       19,549         882           (150)       20,281
                                                   --------     -------      ---------      --------
                                                    110,309       5,050           (663)      114,696
      Equity securities ......................        5,561         150           (287)        5,424
                                                   --------     -------      ---------      --------
        Total ................................     $115,870     $ 5,200      $    (950)     $120,120
                                                   ========     =======      =========      ========

      At December 31, 2001
      U.S. Government and agencies ...........     $  4,600     $   161      $      --      $  4,761
      Corporate ..............................       43,739         977         (1,311)       43,405
      Tax-exempt obligations .................       19,304         634           (134)       19,804
      Asset and mortgage-backed securities ...       28,073         695            (15)       28,753
                                                   --------     -------      ---------      --------
                                                     95,716       2,467         (1,460)       96,723
      Equity securities ......................        6,691         118           (407)        6,402
                                                   --------     -------      ---------      --------
        Total ................................     $102,407     $ 2,585      $  (1,867)     $103,125
                                                   ========     =======      =========      ========

      Our investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. Our investment policy provides that all security purchases be limited to rated securities or unrated securities approved by management on the recommendation of our investment advisor. At December 31, 2003, we held 134 asset and mortgage-related securities, most of which had a quality of Agency/AAA. Collectively, our mortgage-related securities had an average yield to maturity of approximately 4.47%. Approximately 81.3% of the mortgage-related securities are pass-through securities. We do not have any interest only or principal only pass-through securities.

      The following table contains the investment quality distribution of our fixed maturity investments at December 31, 2003.

            Type/Ratings of Investment                      Percentage
            --------------------------------------------    ----------
            Treasury/Agency ............................       42.3
            AAA ........................................       27.4
            AA .........................................        6.0
            A ..........................................       14.1
            BBB ........................................       10.2
                                                              -----
                                                              100.0
                                                              =====

      The ratings set forth in the table are based on ratings assigned by Standard & Poor's Corporation and Moody's Investors Service, Inc.

      The following table sets forth information concerning the maturities of fixed maturity securities in our investment portfolio as of December 31, 2003, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                                                 At December 31, 2003
                                                                         ------------------------------------
                                                                                                   Percentage
                                                                         Amortized                  of Fair
                                                                           Cost       Fair Value     value
                                                                         ---------  -------------- ----------
                                                                                    (in thousands)
            Due in one year or less ...............................      $  1,912      $  1,923         1%
            Due after one year through five years .................        39,363        39,886        23
            Due after five years through ten years ................        45,918        46,483        27
            Due after ten years ...................................        19,237        19,451        11
                                                                         --------      --------       ---
                                                                          106,430       107,743        62%
            Equity securities .....................................        10,269        11,613         7
            Asset and mortgage-backed securities ..................        55,446        55,001        31
                                                                         --------      --------       ---
               Total ..............................................      $172,145      $174,357       100%
                                                                         ========      ========       ===

      Proceeds from bond maturities, sales and redemptions of available for sale investments during the years 2003, 2002, and 2001 were $138.6 million, $39.0 million and $22.0 million, respectively. Gross gains of $3,441,000, $1,437,000 and $787,000 and gross losses of $1,511,000, $1,568,000 and $1,065,000 were realized on available for sale investment redemptions during 2003, 2002, and 2001, respectively.

      The average duration of the securities in our fixed maturity portfolio as of December 31, 2003 and 2002, was 4.8 years and 4.4 years, respectively.

A.M. Best Company Ratings

      A.M. Best, which rates insurance companies based on factors of concern to policyholders, rated NCRIC, Inc. and CML "A-" (Excellent). This is the fourth highest rating of the 15 ratings that A.M. Best assigns. NCRIC, Inc. received its initial rating of "B" in 1988, was upgraded to "B+" in 1989, to "B++" in 1996 and was upgraded to "A-" in 1997. A.M. Best reaffirmed the "A-" ratings of NCRIC, Inc. and CML in 2003. A.M. Best reviews its ratings periodically.

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

      The loss reserves of our insurance subsidiary also may be affected by court decisions that expand liability on our policies after they have been priced and issued. In addition, a significant jury award, or series of awards, against one or more of our insureds could require us to pay large sums of money in excess of our reserved amounts. Our policy to litigate aggressively claims against our insureds that we consider unwarranted or claims where settlement resolution cannot be achieved may increase the risk that we may be required to make such payments.

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

Our revenues and income may fluctuate with interest rates and investment results

      We generally rely on the positive performance of our investment portfolio to offset insurance losses and to contribute to our profitability. As our investment portfolio is primarily comprised of interest-earning assets, prevailing economic conditions, particularly changes in market interest rates, may significantly affect our operating results. Changes in interest rates also can affect the value of our interest-earning assets, which are principally comprised of fixed rate investment securities. Generally, the value of fixed rate investment securities fluctuates inversely with changes in interest rates. Interest rate fluctuation could adversely affect our GAAP stockholders' equity, total comprehensive income and/or cash flows. As of December 31, 2003, $162.7 million of our $174.4 million investment portfolio was invested in fixed maturities. Unrealized pre-tax net investment gains on investments in fixed maturities were $867,000 and $4.2 million as of December 31, 2003, and 2002, respectively.

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

If we are unable to maintain a favorable A.M. Best Company rating, it may be more difficult for us to write new business or renew our existing business

      A.M. Best assesses and rates the financial strength and claims-paying ability of insurers based upon its criteria. The financial strength ratings assigned by A.M. Best to insurance companies represent independent opinions of financial strength and ability to meet policyholder obligations, and are not directed toward the protection of investors. A.M. Best ratings are not ratings of securities or recommendations to buy, hold or sell any security.

      Our insurance subsidiary holds a financial strength rating of "A-" (Excellent) by A.M. Best. An "A-" rating is A.M. Best's fourth highest rating out of its 15 possible rating classifications. Financial strength ratings are used by agents and customers as an important means of assessing the financial strength and quality of insurers. If our financial position deteriorates, we may not maintain our favorable rating. A downgrade or withdrawal of any such rating could severely limit or prevent us from writing desirable business or renewing our existing business.

If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments

      As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of risk underwritten by our insurance company subsidiary. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase, which may affect the level of our business and profitability. We may be unable to maintain our current reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates. If we are unable to renew our expiring reinsurance coverage or to obtain new reinsurance coverage, either our net exposure risk would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite.

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

      Property and casualty guaranty fund assessments incurred by us totaled $355,000 for 2002. We received a refund of $25,000 and accrued an assessment of $137,000 in 2003. Our policy is to accrue the guaranty fund assessments when notified and in accordance with GAAP. We cannot reasonably estimate liabilities for insolvency because of the lack of adequate financial data on insolvent companies.

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

State insurance regulators may not be willing to approve our captive insurance operations

      While higher pricing and reduced availability of traditional insurance sources have created favorable market conditions for this risk financing vehicle, state insurance regulators may not be willing to approve our captive insurance operations or market conditions may change.

A decline in revenue and profitability in NCRIC MSO could result in a SFAS 142 impairment charge

NCRIC MSO's revenue is subject to clients facing declining reimbursement for their services. Therefore, in an effort to pare their own expenses to improve their net profitability, our clients may not order new services, or may diminish or possibly cease using our existing services. This could result in a reduction of revenue to us, thereby reducing net income and resulting in an impairment charge relative to the goodwill ascribed to NCRIC MSO.

The premium collection litigation may reduce earnings and stockholders equity

      As disclosed elsewhere in this report, a jury returned an $18.2 million judgment against NCRIC, Inc. in connection with the premium collection litigation initiated by NCRIC, Inc. against Columbia Hospital for Woman, CHW. NCRIC, Inc. intends to appeal this verdict, and has filed post-trial motions, including motions to set aside and to reduce the verdict. The outcome of the post-trial motions and potential appellate process is not predictable. An outcome that requires NCRIC to pay a significant amount to CHW would reduce stockholders' equity and would reduce the statutory measure of policyholders surplus and therefore could potentially reduce our capacity to write insurance. In addition, expenses incurred in appealing the verdict are expected to be significant and will reduce earnings.

Insurance Company Regulation

      General. NCRIC, Inc. is subject to supervision and regulation by the District of Columbia Department of Insurance, Securities and Banking and insurance authorities in Delaware, Maryland, Virginia and West Virginia. This regulation is concerned primarily with the protection of policyholders' interests rather than stockholders' interests. Accordingly, decisions of insurance authorities made with a view to protecting the interests of policyholders may reduce our profitability. The extent of regulation varies by jurisdiction, but this regulation usually includes:

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

      Without the approval of the District of Columbia Commissioner of Insurance, Securities and Banking, NCRIC, Inc. may not diversify out of the healthcare and insurance fields through an acquisition or otherwise.

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

      Significant assessments could have a material adverse effect on our financial condition or results of operations. While we will not necessarily be liable to pay assessments each year, the insolvency of another insurance company within our category of insurance could result in the maximum assessment being imposed on us over several years. We cannot predict the amount of future assessments. During 2001 we received an assessment due to the insolvency of Reliance Insurance Company. Recently PHICO Insurance Company went into receivership; this resulted in guaranty fund assessments to us of $355,000 in 2002. The 2003 assessment covered PHICO, Legion and Reciprocal of America. In each of the jurisdictions in which we conduct business, the amount of the assessment cannot exceed 2% of our direct premiums written per year in that jurisdiction.

      Examination of insurance companies. Every insurance company is subject to a periodic financial examination under the authority of the insurance commissioner of its jurisdiction of domicile. Any other jurisdiction interested in participating in a periodic examination may do so. The last completed periodic financial examination of NCRIC, Inc., based on December 31, 1999 financial statements, was completed and a final report was issued on February 20, 2001. The final report positively assessed our financial stability and operating procedures. The last periodic financial examination report of CML, based on December 31, 2001 financial statements, was issued on August 30, 2002. The periodic financial examination positively assessed CML's financial stability and operating procedures. The District of Columbia has informed us of their intention to perform a periodic financial examination in 2004 of NCRIC, Inc. as of December 31, 2003.

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

      Medical professional liability reports. We principally write medical professional liability insurance and, as such, requirements are placed upon us to report detailed information with regard to settlements or judgments against our insureds. In addition, we are required to report to the D.C. Department of Insurance, Securities and Banking or state regulatory agencies or the National Practitioners Data Bank payments, claims closed without payments and actions like terminations or premiums surcharges with respect to our insureds. Penalties may attach if we fail to report to either the Department of Insurance, Banking and Securities or an applicable state insurance regulator or the National Practitioners Data Bank.

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

      Insurance Holding Company Regulation. The Commissioner of Insurance, Securities and Banking of the District of Columbia has jurisdiction over NCRIC Group as an insurance holding company. We are required to file information periodically with the Department of Insurance, Securities and Banking, including information relating to our capital structure, ownership, financial condition and general business operations. In the District of Columbia, transactions by an insurance company with affiliates involving loans, sales, purchases, exchanges, extensions of credit, investments, guarantees or other contingent obligations, which within any 12-month period aggregate at least 3% of the insurance company's admitted assets or 25% of its surplus, whichever is greater, require prior approval. Prior approval is also required for all management agreements, service contracts and cost-sharing arrangements between an insurance company and its affiliates. Some reinsurance agreements or modifications also require prior approval.

      District of Columbia insurance laws also provide that the acquisition or change of control of a domestic insurance company or of any person or entity that controls an insurance company cannot be consummated without prior regulatory approval. A change in control is generally defined as the acquisition of 10% or more of the issued and outstanding shares of an insurance holding company.

      Regulation of dividends from insurance subsidiaries. The District of Columbia insurance laws limit the ability of NCRIC, Inc. to pay dividends. Without prior notice to and approval of the Commissioner of Insurance, Securities and Banking, NCRIC, Inc. may not declare or pay an extraordinary dividend, which is defined as any dividend or distribution of cash or other property whose fair market value, together with other dividends or distributions made, within the preceding 12 months exceeds the lesser of (1) 10% of NCRIC, Inc.'s statutory surplus as of the preceding December 31, or (2) NCRIC, Inc.'s statutory net income excluding realized capital gains, for the 12-month period ending the preceding December 31, but does not include pro rata distributions of any class of our own securities. In calculating net income under the test, NCRIC, Inc. may carry forward net income, excluding realized capital gains, from the previous two calendar years that has not been paid out as dividends. District of Columbia law gives the Commissioner broad discretion to disapprove dividends even if the dividends are within the above-described limits. The District of Columbia permits the payment of dividends only out of unassigned statutory surplus. Using these criteria, as of December 31, 2003, because of the statutory loss from operations in 2002 and 2003, NCRIC, Inc. has no amounts available for dividends without regulatory approval.

Our Companies

      We were organized in December 1998 in connection with the reorganization of National Capital Reciprocal Insurance Company into a mutual holding company structure. NCRIC, A Mutual Holding Company owned all of the outstanding shares of NCRIC Holdings, Inc. Effective July 29, 1999, we completed an initial public offering and issued 2,220,000 shares of the common stock to NCRIC Holdings, Inc. and 1,480,000 shares of the common stock in a subscription and community offering.

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

      NCRIC, Inc. NCRIC, Inc., a wholly owned subsidiary of NCRIC Group, Inc., is the former National Capital Reciprocal Insurance Company incorporated in 1980 and is a licensed property and casualty insurance company domiciled in the District of Columbia. NCRIC, Inc. provides professional liability insurance to physicians in the District of Columbia, Delaware, Maryland, Virginia and West Virginia. Commonwealth Medical Liability Insurance Company, CML, was merged into NCRIC, Inc. as of December 31, 2003. CML was originally incorporated in 1989. CML provided professional liability insurance to physicians in Delaware, Maryland, Virginia and West Virginia.

      National Capital Insurance Brokerage, Ltd. National Capital Insurance Brokerage, Ltd., a wholly owned subsidiary of NCRIC, Inc. incorporated in 1984, is a licensed insurance brokerage that provides reinsurance brokerage services to NCRIC, Inc. and to protected cells within American Captive Corporation.

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

Personnel

      As of December 31, 2003, we employed 98 full-time persons. None of our employees are represented by a collective bargaining unit and we consider our relationship with our employees to be good.

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

Item 2. Properties

      Our principal business operations are conducted from our leased executive offices, which consist of approximately 18,156 square feet located at 1115 30th Street, N.W., Washington, D.C. 20007. The term of the lease is for 10 years, commencing April 15, 1998 and expiring April 30, 2008. Annual rental is $421,476 with 2% annual increases for the first five years of the term. In the sixth year of the term, the rent increases by $2.00 per rentable square foot and remains at that level for the balance of the term. We have the option to renew the lease for one additional term of five years. In November, 2003 we leased additional space across the street from our executive offices at 1055 Thomas Jefferson Street, N.W. Washington, D.C. 20007. We also maintain office space in Lynchburg and Richmond, Virginia as well as in Greensboro, North Carolina.

      The following table sets forth the facilities leased by us at December 31, 2003, along with the applicable lease expiration date:

                             Property Location                    Lease Expiration Date
      --------------------------------------------------------    ---------------------
      Offices:

      1115 30th Street, N.W., Washington, D.C. 20007                April 30, 2008

      1055 Thomas Jefferson Street, N.W. Washington, D.C. 2007      May 31, 2008

      424 Graves Mill Road, Lynchburg, Virginia 24502               October 31, 2007

      4701 Cox Road, Richmond, Virginia 23060                       April 30, 2004

      600 Green Valley Road, Greensboro, North Carolina 27408       March 31, 2008

Item 3. Legal Proceedings

      We are from time to time named as a defendant in various lawsuits incidental to our insurance business. In many of these actions, plaintiffs assert claims for exemplary and punitive damages. We vigorously defend these actions, unless a reasonable settlement appears appropriate. Aside from the matter discussed in Item 7 under Net Premiums Written, Year ended December 31, 2003 compared to Year ended December 31, 2002, Premium Collection Litigation and reported in Note 14 to the Consolidated Financial Statements included in Item 8 of this Form 10-K, we believe that these legal proceedings in the aggregate are not material to our consolidated financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      We do not currently pay cash dividends on our common stock and we do not intend to pay any cash dividends in the foreseeable future. As a holding company with no direct operations, we rely on cash dividends and other permitted payments from our insurance subsidiaries to pay any future dividends to our stockholders. State insurance laws and restrictions under our credit agreement limit the amounts that may be paid to us by our insurance subsidiaries, See "Business of NCRIC Group - Insurance company regulation."

      Our common stock is traded on the Nasdaq National Market under the symbol "NCRI." The following table sets forth the high and low closing prices for shares of our common stock for the periods indicated. As of December 31, 2003, there were 6,898,865 publicly held shares of our common stock issued and outstanding held by approximately 564 shareholders of record. Note: the stock prices for dates prior to the June, 2003 conversion and stock offering have been adjusted to reflect the conversion and issuance of additional shares.

      Year Ended December 31, 2003                    High           Low
      ----------------------------                  -------        -------

      Fourth quarter                                $11.510        $ 9.110
      Third quarter                                  11.560         10.150
      Second quarter                                 10.600          8.203
      First quarter                                  12.858          5.792

      Year Ended December 31, 2002                    High           Low
      ----------------------------                  -------        -------

      Fourth quarter                                $ 5.893        $ 5.325
      Third quarter                                   6.001          5.325
      Second quarter                                  6.161          5.545
      First quarter                                   6.954          5.588

      Set forth below is information as of December 31, 2003 as to any equity compensation plans of the Company that provides for the award of equity securities or the grant of options, warrants or rights to purchase equity securities of the Company.

====================================================================================================================
                                        Number of securities to
                                        be issued upon exercise                                Number of securities
   Equity compensation plans            of outstanding options         Weighted average      remaining available for
   approved by shareholders                    and rights                exercise price        issuance under plan
--------------------------------------------------------------------------------------------------------------------
Stock Option Plan - 1999 ........               124,311                  $ 3.75                            0
--------------------------------------------------------------------------------------------------------------------
Stock Option Plan - 2003 ........               392,608                  $10.90                       21,762
--------------------------------------------------------------------------------------------------------------------
Stock Award Plan - 1999 .........                28,730(1)               Not Applicable                    0
--------------------------------------------------------------------------------------------------------------------
Stock Award Plan - 2003 .........               125,970(1)               Not Applicable               39,778
--------------------------------------------------------------------------------------------------------------------
Equity compensation plans                          None                  None                           None
not approved by shareholders
--------------------------------------------------------------------------------------------------------------------
     Total ......................               671,439                  Not Applicable               32,810
====================================================================================================================

----------
(1)   Represents shares that have been granted but have not yet vested.

Item 6. Selected Financial Data

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

      The following tables set forth selected consolidated historical financial and other data of NCRIC Group for the years and at the dates indicated are derived in part from and should be read together with the audited consolidated financial statements and notes thereto of NCRIC Group, as well as with "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Form 10-K.

                                                                            At or for the Year Ended December 31,
                                                         -------------------------------------------------------------------------
                                                            2003             2002             2001           2000           1999
                                                         ---------        ---------        ---------      ---------      ---------
                                                                                    (Dollars in thousands)
      Statement Of Operations Data:
      Gross premiums written ..........................  $  71,365        $  51,799        $  34,459      $  22,727      $  21,353
                                                         =========        =========        =========      =========      =========

      Net premiums written ............................  $  59,277        $  33,804        $  23,624      $  15,610      $  16,188
                                                         =========        =========        =========      =========      =========

      Net premiums earned .............................  $  47,264        $  30,098        $  20,603      $  14,611      $  14,666
      Net investment income ...........................      6,008            5,915            6,136          6,407          6,089
      Net realized investment gains (losses) ..........      1,930             (131)            (278)            (5)           (71)
      Practice management and related income ..........      4,906            5,800            6,156          5,317          4,576
      Other income ....................................      1,155            1,013              602            470            373
                                                         ---------        ---------        ---------      ---------      ---------
          Total revenues ..............................     61,263           42,695           33,219         26,800         25,633

      Losses and loss adjustment expenses .............     50,473           26,829           18,858         11,946         12,867
      Underwriting expenses ...........................     10,003            8,168            4,877          3,591          3,010
      Practice management and related expenses ........      5,222            5,811            6,063          4,970          4,845
      Interest expense on Trust Preferred Securities ..        826               62                0              0              0
      Other expenses ..................................      1,651            1,405            1,245          1,237          1,439
                                                         ---------        ---------        ---------      ---------      ---------
          Total expenses ..............................     68,175           42,275           31,043         21,744         22,161
                                                         ---------        ---------        ---------      ---------      ---------
      Income (loss) before income taxes ...............     (6,912)             420            2,176          5,056          3,472
      Income tax provision (benefit) ..................     (2,694)            (322)             597          1,561            967
                                                         ---------        ---------        ---------      ---------      ---------
      Net income (loss)................................  $  (4,218)       $     742        $   1,579      $   3,495      $   2,505
                                                         =========        =========        =========      =========      =========

      Balance Sheet Data:
      Invested assets .................................  $ 174,357        $ 120,120        $ 103,125      $  98,045      $  95,092
      Total assets ....................................    262,546          202,687          161,002        145,864        140,947
      Reserves for losses and loss adjustment expenses.    125,991          104,022           84,560         81,134         84,282
      Total liabilities ...............................    184,567(1)       154,870(1)       116,548        104,415        105,152
      Total stockholders' equity ......................     77,979           47,817           44,454         41,449         35,795

      Selected GAAP Underwriting Ratios(2):
      Losses and loss adjustment expenses ratio .......      106.8%            89.1%            91.5%          81.7%          87.7%
      Underwriting expense ratio ......................       21.2%            27.2%            23.7%          24.6%          20.5%
      Combined ratio ..................................      128.0%           116.3%           115.2%         106.3%         108.2%

      Selected Statutory Data:
      Losses and loss adjustment expenses ratio .......      106.8%            89.2%            90.0%          75.3%          80.8%
      Underwriting expense ratio ......................       22.6%            22.6%            21.8%          19.7%          15.7%
      Combined ratio ..................................      129.4%           111.8%           111.8%          95.0%          96.5%
      Operating ratio(3) ..............................      113.3%            92.4%            84.3%          63.6%          66.7%
      Ratio of net premiums written to policyholders'
         surplus ......................................       0.84             0.83             0.77           0.60           0.63
      Policyholders' surplus ..........................  $  70,372        $  44,269        $  32,759      $  29,764      $  29,212

----------
(1)   Includes $15.0 million of Trust Preferred Securities.

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

      Reserves for losses and loss adjustment expenses. We write one line of business, medical professional liability. Losses and LAE reserves are estimates of future payments for reported claims and related expenses of adjudicating claims with respect to insured events that have occurred in the past. The change in these reserves from year to year is reflected as an increase or decrease to our losses and LAE expense incurred.

      Medical professional liability losses and LAE reserves are established based on an estimate of these future payments as reflected in our past experience with similar cases and historical trends involving claim payment patterns. Other factors that modify past experience are also considered in setting reserves, including court decisions, economic conditions, current trends in losses, and inflation. Reserving for medical professional liability claims is a complex and uncertain process, requiring the use of informed estimates and judgments. Although we intend to estimate conservatively our future payments relating to losses incurred, there can be no assurance that currently established reserves will prove adequate in light of subsequent actual experience.

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

      In consultation with our independent actuary, we utilize several methods in order to estimate losses and LAE reserves by projecting ultimate losses. By utilizing and comparing the results of these methods, we are better able to analyze loss data and establish an appropriate reserve. Our independent actuary provides a point estimate for loss reserves rather than a range of estimates. The statistical accuracy of the actuarial estimate indicates that the actual ultimate value of reserved losses will be in the range of approximately plus or minus 10% of the calculated point estimate. The actuarial valuation of reserves is a critical component of the financial reporting process and provides the foundation for the determination of reserve levels. In addition to reporting under GAAP, we file financial statements with state regulatory authorities based on statutory accounting requirements. These requirements include a certification of reserves by an appointed actuary. The reserves in our statutory filings have been certified by an independent medical professional liability insurance actuary.

      Our ultimate liability will be known after all claims are closed, which is likely to be several years into the future. For example, as of December 31, 2003, the oldest report date of an open claim is 1993. Incurred losses for each report year will develop with a change in estimate in each subsequent calendar year until all claims are closed for that report year. Loss development could potentially have a significant impact on our results of operations. Developments changing the ultimate aggregate liability as little as 1% could have a material impact on our reported operating results.

      The inherent uncertainty in establishing reserves is relatively greater for companies writing long-tail medical professional liability business. Each claim reported has the potential to be significant in amount. For the three-year period ended December 31, 2003, the average indemnity payment per paid closed claim was $306,000 with total indemnity payments of $22.2 million, $12.9 million and $14.0 million for the years ended December 31, 2003, 2002 and 2001, respectively. The cost of individual indemnity payments over this three-year period ranged from $1,000 to $2.2 million. Due to the extended nature of the claim resolution process and the wide range of potential outcomes of professional liability claims, established reserve estimates may be adversely impacted by: judicial expansion of liability standards; unfavorable legislative actions; expansive interpretations of contracts; inflation associated with medical claims; lack of a legislated cap on non-economic damages; and the propensity of individuals to file claims. These risk factors are amplified given the increase in new business written in new markets because there is limited historical data available which can be used to estimate current loss levels. We refine reserve estimates as experience develops and additional claims are reported or existing claims are closed; adjustments to losses reserved in prior periods are reflected in the results of the periods in which the adjustments are made.

      Losses and LAE reserve liabilities as stated on the balance sheet are reported gross before recovery from reinsurers for the portion of the claims covered under the reinsurance program. Losses and LAE expenses as reported in the statement of operations are reported net of reinsurance recoveries.

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

      Under our current primary reinsurance contract, the premium ceded to the reinsurers is based on a fixed rate applied to policy premium for that coverage layer. During the year, estimated payments are made to the reinsurers, and a final adjustment is made at the end of the year to reflect actual premium earned in accordance with the treaty. For the years through 2002, we retained risk exposure up to $500,000 for each and every claim. Beginning January 1, 2003, the retention level increased to $1,000,000 for each and every claim.

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

      Our practice for accounting for the liability for retrospective premiums accrued under reinsurance treaties is to record the current year swing-rated reinsurance premium at management's best estimate of the ultimate liability, which was generally the maximum rate payable under terms of the treaty. Due to the long tail nature of the medical professional liability insurance business, it takes several years for the losses for any given report year to fully develop. Since the ultimate liability for reinsurance premiums depends on the ultimate losses, among other things, it is several years after the initial reinsurance premium accrual before the amount becomes known. During the intervening periods, reevaluations are made and adjustments to the accrued retrospective premiums are made as considered appropriate by management.

      Exposure to individual losses in excess of $1 million is known as excess layer coverage. Excess layer premiums are recorded as current year reinsurance ceded costs. Under the excess layer treaties, prior to 2000 we ceded to our reinsurers over 90% of our exposure. Effective since January 1, 2000, we cede 100% of our risks and premiums related to these coverage layers.

      Investment portfolio. Our investment portfolio is composed principally of fixed maturity securities classified as available-for-sale. All securities with gross unrealized losses at the balance sheet date are evaluated for evidence of other-than-temporary impairment on a quarterly basis. We write down to fair value any security with an impairment that is deemed to be other-than-temporary in the period the determination is made. The assessment of whether such impairment has occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Factors considered in the evaluation include but are not limited to: (1) interest rates; (2) market-related factors other than interest rates; and (3) financial conditions, business prospects and other fundamental factors specific to the securities issuer. Declines attributable to issuer fundamentals are reviewed in further detail. We have a security monitoring process which includes quarterly review by an investment committee comprised of members of our Board of Directors and representatives of policyholders. Our CEO and CFO also participate in the committee meetings in which our professional investment advisors review with the committee and management the analysis prepared by our investment manager of each security that has certain characteristics, reviewing deterioration of the financial condition of the issuer; the magnitude and duration of unrealized losses; and the credit rating and industry of the issuer. The primary factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; whether the issuer is current on contractually obligated interest and principal payments; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery.

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

      Our goodwill asset, $7.3 million as of December 31, 2003, resulted from the 1999 acquisition of three businesses which now operate as divisions of the Practice Management Services Segment. We completed our initial goodwill impairment testing under SFAS 142 and concluded that the goodwill asset was not impaired as of the date of implementation of SFAS 142, nor was it impaired as of December 31, 2003.

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

      The industry trends noted in the prior two years continued through 2003 and into 2004. The November/December 2003 issue of Contingencies, published by the American Academy of Actuaries, reported that the industry is now entrenched in the third medical malpractice crisis since the mid-1970s, noting that the current crisis may be defined by St. Paul's decision to exit the market, followed by PHICO, Reliance, Frontier, and MIIX. This articles concludes, among other things, that the driver of the crisis is a sustained 25% jump in claims payments over a two-year period, and that the data supports the premise that caps on noneconomic damages are an effective means of reducing malpractice costs.

      According to the January 2003 Best's Review, published by A.M. Best, in 2002, physicians across the country were faced with higher medical professional liability insurance premiums and fewer companies offering the coverage. The escalation in premium rates in recent years is a reflection of rising frequency and severity of claims at a time when premium rates were depressed thereby exacerbating insurers' poor operating performance. The medical professional liability insurance marketplace is adjusting to the departure of The St. Paul Companies, the largest medical professional liability insurer at that time, from the sector, while other companies have scaled back their market share or left some states entirely. Of the 12 states identified by A.M. Best as having a crisis in medical care stemming from the lack of availability of medical professional liability insurance, only one - West Virginia - falls into our market territory. Two of our other market jurisdictions, Virginia and Delaware, have been significantly impacted by the changes in market profile described by Best's Review. In the January 2001 issue of Best's Review, A.M. Best predicted trends to include sustained price increases and worsening claims severity. The realization of this prediction throughout 2001 and 2002 ultimately resulted in the change in the entire medical professional liability insurance market as a number of the insurance providers experienced adverse financial results and subsequently withdrew from the market.

      Medical professional liability lawsuits have been identified as a key factor in the rising cost of the U.S. tort system according to an article in the February 17, 2003, issue of BestWeek, a publication of A.M. Best. The article further states that since 1975, medical professional liability tort costs rose an average of 11.6% a year, outpacing the average overall growth in tort costs of 9.4% over the same period. The February, 2003 issue of Best's Review reports that between 1999 and 2000, median professional liability jury awards increased 43%, causing a rise in medical professional liability insurance rates. Several of the jurisdictions in which we operate have not adopted tort reform, most notably the District of Columbia which had the highest cumulative mean medical professional liability indemnity payment level for the ten-year period ending December 31, 2002, according to the latest data available from the National Practitioner Data Bank.

OVERVIEW

      While financial results for 2003 were disappointing, we achieved significant accomplishments in 2003. We successfully deployed a significant amount of capital in our growth territories of Delaware and Virginia, with written premium increasing 38%. Cash flow from operations was $20.6 million in 2003, a record level for NCRIC. Our business model is intact and we anticipate continued progress in 2004 and 2005 toward achieving our return on equity target. The insurance premium rate structure for policies with 2004 effective dates is designed to produce a combined ratio of 96.5% and a 10% return on equity of deployed capital. We restructured our investment portfolio to strengthen the overall credit quality of the fixed income portfolio and we diversified the portfolio to add a common stock equity component. We merged the two companies writing insurance into one to achieve efficiencies within administrative operations.

      A key aspect of the mission of our insurance business is to provide financial protection for our policyholders at rates that produce a fair return on capital invested by our shareholders. A fundamental of profitable insurance business is appropriate pricing of our insurance policies. Two of the most important elements of premium rates are assumptions about costs of losses which will be sustained under the insurance contracts we issue and the investment income that will be generated by funds between the time of premium collection and claim payment. Both of these elements require us to make estimates of what will happen in the future. We take a disciplined approach to develop the prices for our insurance policies, however, there is no assurance that we will accurately predict future developments of loss costs or investment returns.

      As described in Recent Industry Performance above, the tort environment continues to drive loss costs upward. We believe that our many years of successful operation in the District of Columbia, which over the past ten years has the highest mean indemnity payments of any jurisdiction, prepares us to successfully meet the challenges presented by the pressures in the judicial environment.

      The adverse verdict in the hospital premium collection litigation is unfortunate. We believe that the verdict was wrong. Since we believe the verdict was unfounded, we have not accrued any potential loss from this litigation.

CONSOLIDATED NET INCOME Years ended December 31, 2003, 2002 and 2001

Year ended December 31, 2003 compared to year ended December 31, 2002

      Net income was a loss of $4.2 million for the year ended December 31, 2003 compared to income of $742,000 for the year ended December 31, 2002. 2003 results were negatively impacted by adverse development of claims originally reported in earlier years.

      The operating results of our insurance segment for the year ended December 31, 2003 were primarily driven by growth in new business written and the increase in the estimate of loss reserves for claims reported in prior years. For the year, new business premium written was $10.5 million compared to $12.7 million for 2002. The new business written coupled with the increased premium rates resulted in a 57% increase in net premiums earned. The strain on current period earnings as a result of the large increase in new business written, combined with investment yield declines, resulted in pressure on short-term profitability. While the cost for claims reported in 2003 increased due to the rise in exposures, the development of losses for claims originally reported in 2001 and 2002 reduced pre-tax earnings for 2003. The re-estimation of losses was driven by two primary factors - increases in the estimate of direct losses, primarily in Virginia for the 2001 and 2002 report years, and a change in estimate of the level of reinsurance to be recovered for the losses reported in the years 2000, 2001 and 2002.

      Our practice management segment earnings in 2003 decreased compared to 2002 primarily as a result of a decrease in client revenue combined with a decrease in expenses. Client revenue decreases stem from a reduction in non-recurring consulting assignments; as medical practice income comes under increasing pressure due to reductions in the payer system, physicians have less discretionary funds available for consultant engagements. Expense decreases are due to reductions in operating expense consistent with the changes in revenue levels. Since the size of our practice management business relative to our entire business has decreased as the insurance segment has increased, this business no longer meets the requirements for separate segment reporting. Therefore, we intend to not report this business as a separate segment in future periods.

Three months ended December 31, 2003 compared to three months ended December 31, 2002

      Net income for the fourth quarter of 2003 was a loss of $5.6 million compared to income of $801,000 in the fourth quarter of 2002. The 2003 fourth quarter result was driven by adverse development of $6.0 million on prior year losses in addition to an increased reserving level on 2003 losses. The loss reserve development was estimated based on new information on specific losses and related revision of estimates of loss trends, primarily in report years 2001 and 2002, combined with a re-estimation of reinsurance to be recovered on losses in the 2000, 2001 and 2002 report years based on actual development as those years mature. Related to the change in estimate of losses, the reinsurance premium on prior year losses covered by the swing-rated reinsurance program was a charge of $931,000 in the fourth quarter of 2003 compared to a credit of $106,000 in the fourth quarter of 2002.

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

      The operating results of our insurance segment for the year ended December 31, 2002 were primarily driven by the following factors. We continued to experience a significant increase in new business written in 2002. For the year, new business written (excluding the 100% ceded HCA program), was $12.7 million, up $0.5 million or 4%, from $12.2 million for 2001. The rise in new business written coupled with the increased premium rates resulted in a 46% increase in net premiums earned. The strain on current period earnings as a result of the large increase in new business written, combined with investment yield declines, resulted in pressure on short-term profitability. While the cost for claims reported in 2002 increased due to the rise in exposure, the development of losses for claims originally reported in 2000 and 2001 reduced pre-tax earnings for 2002.

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

NET PREMIUMS EARNED

      The following table is a summary of our net premiums earned:

                                                                Year ended December 31,
                                                         ------------------------------------
                                                           2003          2002          2001
                                                         --------      --------      --------
                                                                    (in thousands)
      Gross premiums written .......................     $ 71,365      $ 51,799      $ 34,459
      Change in unearned premiums ..................      (10,342)       (7,686)       (6,267)
                                                         --------      --------      --------
      Gross premiums earned ........................       61,023        44,113        28,192
      Reinsurance premiums ceded related to:
         Current year ..............................      (12,833)      (14,429)       (8,992)
         Prior years ...............................         (926)          406         1,696
                                                         --------      --------      --------
           Total reinsurance premiums ceded ........      (13,759)      (14,023)       (7,296)
                                                         --------      --------      --------
      Net premiums earned before renewal credits ...       47,264        30,090        20,896
      Renewal credits ..............................           --             8          (293)
                                                         --------      --------      --------
      Net premiums earned ..........................     $ 47,264      $ 30,098      $ 20,603
                                                         ========      ========      ========

Year ended December 31, 2003 compared to year ended December 31, 2002

      Gross premiums written increased by $19.6 million, or 38%, to $71.4 million for the year ended December 31, 2003 from $51.8 million for the year ended December 31, 2002, due to net new business written, which is new business net of lost business, combined with the premium rate increases, which averaged 27%. The gross premiums written include premiums for retrospectively rated programs of $1.1 million for the year ended December 31, 2003 and $2.2 million for the year ended December 31, 2002. Gross premiums written also include $3.2 million in 2003 and $1.3 million in 2002 for extended reporting endorsements. Gross premiums written on excess layer coverage increased $3.6 million to $10.2 million for the year ended December 31, 2003 from $6.6 million for the year ended December 31, 2002.

      The change in unearned premiums for the period increased by $2.6 million to $10.3 million for the year ended December 31, 2003 from $7.7 million for the year ended December 31, 2002. This increase resulted from net new business written throughout the year combined with premium rate increases.

      Gross premiums earned increased $16.9 million, or 38%, to $61.0 million for the year ended December 31, 2003 from $44.1 million for the year ended December 31, 2002. The increase was primarily due to $14.3 million for premiums earned under basic medical professional liability insurance and $2.5 million for excess limits coverage. Extended reporting endorsements premium is earned in the same period as it is written.

      Reinsurance premiums ceded decreased by $0.2 million to $13.8 million for the year ended December 31, 2003 from $14.0 million for the year ended December 31, 2002. The decrease was the result lower reinsurance premium rates, partially offset by higher gross earned premiums and additional premium ceded related to prior years. Reinsurance premiums are affected by current year premiums payable to the reinsurers, as well as the retrospective adjustments to accruals for prior year premiums.

      Current year reinsurance premiums ceded decreased by $1.6 million, or 11.4%, to $12.8 million for the year ended December 31, 2003 from $14.4 million for the year ended December 31, 2002. This decrease was due to lower reinsurance premium rates charged by reinsurers as a result of the increase in NCRIC's retention level to $1 million from $500,000, partially offset by the increase in gross earned premiums.

      Reinsurance premiums related to prior years under the swing-rated treaty were a charge of $0.9 million in 2003 and a benefit of $0.4 million in 2002 due to loss development of reinsured losses compared to our prior estimates. Generally, losses covered by the swing-rated treaty are in the range excess of $500,000 to $1 million. Loss development results from the re-estimation and settlement of individual losses. The 2003 change is due to an increase in the estimate of losses covered by the swing-rated treaty in the 1997 and 1999 years. The 2002 change is primarily reflective of the favorable loss development in the 1995, 1997 and 1998 coverage years. As claims are brought to conclusion, each year there are fewer outstanding claims in the years covered by this reinsurance treaty. While the potential for loss development impacting this reinsurance coverage is reduced each year as the inventory of open claims is reduced, until all claims covered by the treaty are closed the potential remains for changes from current estimates. As of December 31, 2003, there are 36 open claims in the years covered by swing-rated reinsurance compared to 48 open claims as of December 31, 2002. The liability "retrospective premiums accrued under reinsurance treaties" increased to $1.8 million at December 31, 2003 from $0.6 million at December 31, 2002.

      Renewal credits for the years ended December 31, 2003 and 2002, reflect our decision to not provide a renewal premium credit for 2003 or 2004 renewals.

      Net premiums earned increased by $17.2 million, or 57.1%, to $47.3 million for the year ended December 31, 2003 from $30.1 million for the year ended December 31, 2002. The increase reflects the $16.9 million growth in gross earned premiums supplemented by the lower reinsurance premiums ceded in 2003 compared to 2002.

      In 2002, we initiated a program to provide insurance coverage to physicians at four HCA hospitals in West Virginia. Under this arrangement, we cede 100% of the insurance exposure to a captive insurance company affiliated with the sponsoring hospitals. We receive a ceding commission for providing complete policy underwriting, claims and administrative services for these policies. While accounting standards require the premium written to be included as a part of our direct written premium, we have no net written nor net earned premium from this program. This program was terminated effective with July 1, 2003 renewals.

      The mix of business produced directly by us versus by agents has changed between years as shown on the following chart of new gross written premiums:

                                             Year Ended December 31,
                                            ------------------------
                                              2003             2002
                                            -------          -------
                                                 (in thousands)

            Direct ...............          $   618          $ 2,309
            Agent ................            9,900           10,391
            HCA ..................                0              793
                                            -------          -------
                                            $10,518          $13,493
                                            =======          =======

      Direct new business is primarily in the District of Columbia. The D.C. market does not provide significant opportunity for new business production. Agent-produced new business in 2003 came primarily from Delaware and

Virginia. In 2002, agent new business also included $403,000 for the Princeton hospital program which was discontinued in 2003.

      The distribution of premium written shows notable growth in our market areas outside of the District of Columbia. We continue to maintain strict underwriting standards as we expand our business.

      The following chart illustrates the components of gross premiums written by state as follows:

                                            Year Ended December 31,
                                     ------------------------------------
                                           2003                 2002
                                     ---------------      ---------------
                                             (dollars in thousands)
                                      Amount      %        Amount      %
                                     -------     ---      -------     ---

      District of Columbia .....     $23,216      33%     $21,796      42%
      Virginia .................      22,640      32       14,863      29
      Maryland .................       8,819      12        5,663      11
      West Virginia ............       7,935      11        7,688      15
      Delaware .................       8,755      12        1,789       3
                                     -------     ---      -------     ---
           Total ...............     $71,365     100%     $51,799     100%
                                     =======     ===      =======     ===

      Premium collection litigation. During 2000, it was determined that one of NCRIC's hospital-sponsored retrospective programs would not be renewed. In accordance with the terms of the contract, NCRIC billed the hospital sponsor, Columbia Hospital for Women Medical Center, Inc., for premium due based on the actual accumulated loss experience of the terminated program. Because the original 2000 bill was not paid when due, we initiated legal proceedings to collect. As of December 31, 2003 the amount due to NCRIC for this program was $3.0 million. NCRIC has accrued no amount of net receivable due to the pending litigation and questionable collectability.

      On February 13, 2004, a District of Columbia Superior Court jury rejected NCRIC's claim for premiums due and returned a verdict in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) in counterclaims to the premium collection litigation initiated by NCRIC. The jury awarded $18.2 million in damages to CHW.

      NCRIC filed post-trial motions on March 5, 2004, to set aside the verdict or reduce the amount of the award. Since we believe the verdict against NCRIC was wrong and that we will ultimately prevail, no liability has been accrued in the financial statements for any possible loss arising from this litigation. Legal expenses incurred for this litigation in 2004 are estimated to be approximately $750,000. The expenses associated with the $19.5 million appellate bond and the collateral letter of credit are estimated to be approximately $300,000.

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

      In 2002, we initiated a program to provide insurance coverage to physicians at four HCA hospitals in West Virginia. Under this arrangement, we cede 100% of the insurance exposure to a captive insurance company affiliated with the sponsoring hospitals. We receive a ceding commission for providing complete policy underwriting, claims and administrative services for these policies. While accounting standards require the premium written to be included as a part of our direct written premium, we have no net written nor net earned premium from this program.

      American Captive Corporation (ACC), our subsidiary, developed its first protected-cell captive, the Princeton Community Hospital Cell (West Virginia), in 2002. In anticipation of the initiation of the Princeton Cell within ACC, some insurance was underwritten by us during 2002 for policies that will be 100% reinsured by the Princeton Cell when it becomes active. The premium amounts for these policies are separately identified in the following table to aid comparisons. As of December 31, 2003 it was determined that this cell would not become operational.

      The mix of business produced directly by us versus by agents has changed between years as shown on the following chart of new gross written premiums:

                                             Year Ended December 31,
                                             -----------------------
                                               2002            2001
                                             -------         -------
                                                  (in thousands)

            Direct .................         $ 2,309         $ 1,206
            Agent ..................           9,988          10,964
            HCA ....................             793              --
            Princeton Cell .........             403              --
                                             -------         -------
                                             $13,493         $12,170
                                             =======         =======

      The distribution of premium written shows notable growth in our market areas outside of the District of Columbia. We continue to maintain strict underwriting standards as we expand our business.

      The following chart illustrates the components of gross premiums written by state as follows:

                                                          Year Ended December 31,
                                                  -------------------------------------
                                                        2002                 2001
                                                  ----------------     ----------------
                                                          (dollars in thousands)
                                                  Amount       %       Amount       %
                                                  -------     ---      -------     ---
            District of Columbia ............     $21,796      42%     $17,486      51%
            Virginia ........................      14,863      29        7,853      23
            Maryland ........................       5,663      11        5,236      15
            West Virginia ...................       6,292      13        2,886       8
            West Virginia, HCA ..............         993       1           --      --
            West Virginia, Princeton Cell ...         403       1           --      --
            Delaware ........................       1,789       3          998       3
                                                  -------     ---      -------     ---
                 Total ......................     $51,799     100%     $34,459     100%
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

      Because the original 2000 bill was not paid when due, we initiated legal proceedings to collect. We filed a motion for summary judgment, which was not decided as of December 31, 2002. The hospital sponsor stopped admitting patients in May 2002 and sold its principal assets during the third quarter of 2002.

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

NET INVESTMENT INCOME

Year ended December 31, 2003 compared to year ended December 31, 2002

      Net investment income increased by $93,000, or 2%, for the year ended December 31, 2003 compared to the prior year reflecting a higher base of average invested assets partially offset by a decrease in yields. Net investment income for the year ended December 31, 2003 was $6.0 million compared to $5.9 million for the year ended December 31, 2002. Average invested assets, which include cash equivalents, increased by $42.3 million, or 38%, to $153.7 million for the year ended December 31, 2003, due to the proceeds from the issuance of stock and cash from operations. New investments were primarily directed to mortgage-backed securities; in addition, the investment portfolio added an allocation to common stocks as part of the strategy to protect the portfolio in a rising interest rate environment. The average effective yield was approximately 3.9% for the year ended December 31, 2003 and 5.3% for the year ended December 31, 2002. The tax equivalent yield was approximately 4.4% at December 31, 2003 and 5.9% at December 31, 2002. The change in investment yields is reflective of the market change in interest rates in 2003 compared to 2002 as well as being reflective of the new allocation to lower-yielding common stocks and the portfolio restructuring executed in the first half of 2003. Securities sold as a part of the restructuring generally had above market coupon rates and were therefore sold at gains. New securities acquired brought current market rate yields into the portfolio, thereby reducing the overall portfolio yield.

Year ended December 31, 2002 compared to year ended December 31, 2001

      Net investment income decreased by $221,000, or 4%, for the year ended December 31, 2002 compared to the prior year reflecting a decrease in yields partially offset by a higher base of average invested assets. Net investment income for the year ended December 31, 2002 was $5.9 million compared to $6.1 million for the year ended December 31, 2001. Average invested assets, which include cash equivalents, increased by $5.7 million, or 4%, to $111.4 million for the year ended December 31, 2002. New investments were primarily directed to corporate bonds, and tax-exempt securities with the strategy of maximizing after-tax returns with investment grade securities. The average effective yield was approximately 5.3% for the year ended December 31, 2002 and 5.8% for the year ended December 31, 2001. The tax equivalent yield was approximately 5.9% at December 31, 2002 and 6.3% at December 31, 2001. The change in investment yields is reflective of the market change in interest rates in 2002 compared to 2001.

NET REALIZED INVESTMENT GAINS (LOSSES)

Year ended December 31, 2003 compared to year ended December 31, 2002

      Net realized investment gains were $1.9 million for the year ended December 31, 2003 compared to net realized investment losses of $131,000 for the year ended December 31, 2002. The 2003 gains resulted from portfolio restructuring implemented by our new fixed income investment portfolio manager to replace weak credits with stronger rated bonds as well as from routine portfolio management activity, partially offset by the recognition of an other than temporary impairment loss of $135,000 on an investment in common stock. The circumstance giving rise to the other-than-temporary impairment charge was a sharp decline in the value of the stock in 2003, which we do not expect to be temporary based on available financial information of the issuer. 2002 realized losses included an other-than-temporary impairment charge of $557,000 for a fixed maturity security issued by WorldCom.

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

PRACTICE MANAGEMENT AND RELATED INCOME

      Revenue for practice management and related services is comprised of fees for the following categories of services provided: practice management; accounting; tax and personal financial planning; retirement plan accounting and administration; and other services.

Year ended December 31, 2003 compared to year ended December 31, 2002

      Practice management and related revenues decreased by $0.9 million, or 15.5%, to $4.9 million for the year ended December 31, 2003, from $5.8 million for the year ended December 31, 2002. This revenue consists of fees generated by NCRIC MSO through its HealthCare Consulting and Employee Benefits Services divisions. The decreased revenue was primarily a result of a reduced level of non-recurring and recurring assignments in the HealthCare Consulting division compared to 2002. Additionally, in the later part of 2003 there was some loss of clients and revenue resulting from the departure from NCRIC of two consultants.

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

Year ended December 31, 2003 compared to year ended December 31, 2002

      Other income increased $142,000, or 14%, to $1,155,000 for the year ended December 31, 2003 from $1.0 million for the year ended December 31, 2002. The increased revenue resulted primarily from service charge income from installment payments for our insurance premium billings.

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

                                                          Year Ended December 31,
                                                      ------------------------------
                                                        2003       2002       2001
                                                      -------    -------    --------
                                                              (in thousands)
            Incurred losses and LAE related to:
              Current year losses ................    $44,588    $24,063    $ 23,056
              Prior years loss development .......      5,885      2,766      (4,198)
                                                      -------    -------    --------
               Total incurred for the year .......    $50,473    $26,829    $ 18,858
                                                      =======    =======    ========

      Traditionally, property and casualty insurer results are judged using ratios of losses and underwriting expenses compared to net premiums earned. Following is a summary of these ratios for each period.

                                                     Year Ended December 31,
                                                  ----------------------------
                                                   2003       2002       2001
                                                  ------     ------     ------

            Losses and LAE ratio:
             Current year losses .............      94.3%      79.9%     111.9%
             Prior years loss development ....      12.5        9.2      (20.4)
                                                  ------     ------     ------
            Total losses and LAE ratio .......     106.8       89.1       91.5
            Underwriting expense ratio .......      21.2       27.2       23.7
                                                  ------     ------     ------
            Combined ratio ...................     128.0%     116.3%     115.2%
                                                  ======     ======     ======

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

      The resolution of some of the claims reported to us is determined through a trial. Following is a summary of the trial results for each period.

                                                  Year Ended December 31,
                                                  -----------------------
                                                     2003  2002  2001
                                                     ----  ----  ----
            Plaintiff verdicts ...................    11     5     5
            Defense verdicts .....................    22    13    13
            Mistrials or hung juries .............     0     4     2
                                                      --    --    --
            Total trials .........................    33    22    20
                                                      ==    ==    ==

      Of the 11 plaintiff verdicts in 2003, four verdicts were awarded in excess of our $500,000 retention, and one verdict was in excess of our $1 million retention limit. Under the clash protection provided by our reinsurance program, our exposure to the retention limit was limited to three of the five verdicts. Of the five plaintiff verdicts in 2002, three verdicts were awarded in excess of our $500,000 retention. Of the five plaintiff verdicts in 2001, one verdict was awarded in excess of our $500,000 retention.

Year ended December 31, 2003 compared to year ended December 31, 2002

      Total incurred losses and LAE expense of $50.5 million for year ended December 31, 2003 represents an increase of $23.7 million compared to $26.8 million incurred for the year ended December 31, 2002.

      The total incurred losses are broken into two components - incurred losses related to the current coverage year and development on prior coverage year losses. Current year incurred losses increased by $20.5 million to $44.6 million for the year ended December 31, 2003 from $24.1 million for the year ended December 31, 2002, reflecting an increase in severity of reported claims, the rise in the level of liability exposure as a result of expanding business, and the increase in retention under our reinsurance program to $1 million for each and every loss from $500,000 for each and every loss in 2002.

      Prior year development results from the re-estimation and resolution of individual losses not covered by reinsurance, which are generally losses under $500,000. In 2003 we experienced unfavorable development of $5.9 million on estimated losses for prior years' claims. The re-estimation of loss cost takes into consideration a variety of factors including recent claims settlement experience, new information on open claims, and changes in the judicial environment. The primary factors driving our 2003 development, which is comprised of favorable development in the 1999 report year offset by adverse development in the 2000, 2001 and 2002 report years, include additional information on claims originally reported in prior years and interpretation of emerging settlement trends in our expansion market areas. The primary market territory driving the adverse loss development experience is Virginia claims reported in 2001 and 2002. Additionally, one 2001 claim in West Virginia and 2002 Maryland claims contributed to the adverse development. In addition, the estimate of reinsurance recoverable, primarily on 2000, 2001 and 2002 losses across all our market territories, declined.

      An increase in severity was first noted in 1996 and continued through 2003 for claims reported in the District of Columbia. The increase in severity reflects the growing size of plaintiff verdicts and settlements. Our escalation in this adverse claims trend is similar to the conditions faced by many medical professional liability insurance carriers across the nation. While an increase in severity would tend to cause loss ratios to deteriorate, our reinsurance program provides a layer of protection against the increase in severity of losses.

      In the market territories outside of the District of Columbia, or our expansion market areas, our experience covers a time-period insufficient to make a complete determination on severity trends. In these new market areas, we carefully evaluate developing data to identify and recognize emerging trends as soon as possible.

      The total losses and LAE ratio was increased by 13 points for the year ended December 31, 2003 and was increased by 9 points for the year ended December 31, 2002 as a result of prior years loss development. The 2003 change is primarily reflective of favorable loss development for the 1999 report years, more than offset by adverse development in the 2000, 2001 and 2002 loss years; whereas, the 2002 change is primarily reflective of favorable loss development for the 1996 and 1999 loss years, more than offset by adverse development in the 1998, 2000 and 2001 loss years.

      The underwriting expense ratio decreased to 21.2% for the year ended December 31, 2003 from 27.2% for the year ended December 31, 2002. In 2002 underwriting expenses included $1.2 million for a reserve against the hospital-sponsored program receivable, as previously discussed. A similar charge was unnecessary in 2003, contributing 4.1 points of improvement to the underwriting expense ratio. Underwriting expenses increased $1.8 million to $10.0 million for the year ended December 31, 2003 from $8.2 million for the year ended December 31, 2002. The 22% increase in underwriting expenses was primarily attributable to the growth in expenses, consisting primarily of commissions, directly related to the expansion in business, consistent with the growth in premium.

      The combined ratio increased to 128.0% for the year ended December 31, 2003 from 116.3% for the year ended December 31, 2002. The primary factor driving the increased combined ratio was the adverse development of losses reported in prior years. While adverse development directly contributed 3.3 points of the increase, the experience on 2001 and 2002 adverse development was factored into the estimate of 2003 incurred losses, resulting in an increase in the current year component of the combined ratio.

      The statutory combined ratio was 129.4% for the year ended December 31, 2003, and 111.8% for the year ended December 31, 2002. This increase stems from the same factors noted previously.

Three months ended December 31,2003 compared to three months ended December 31, 2002

                                               Three Months Ended December 31,
                                               -------------------------------
                                                     2003           2002
                                                  ---------      ---------
                                                       (in thousands)
      Incurred losses and LAE related to:
        Current year losses .................     $  13,403      $   6,759
        Prior years loss development ........         5,987            998
                                                  ---------      ---------
           Total incurred for the quarter....     $  19,390      $   7,757
                                                  =========      =========

        Current year losses .................         108.2%          77.4%
        Prior years loss development ........          48.4%          11.4%
                                                  ---------      ---------
      Total losses and LAE ratio ............         156.6%          88.8%
      Underwriting expense ratio ............          22.3%          21.8%
                                                  ---------      ---------
      Combined ratio ........................         178.9%         110.7%
                                                  =========      =========

      Current year losses in the fourth quarter of 2003 totaled $13.4, million increasing over the level of the fourth quarter of 2002 and over the level of the prior quarters of 2003. While the number of new claims reported in the fourth quarter was the lowest experienced in 2003, the higher level of current year losses was established to take into consideration the prior year loss development trends that emerged during the year-end actuarial valuation. The loss ratio on current year losses at 108.3%, higher than previous quarters in 2003, reflects this recognition of higher severity. Additionally, the level of current year losses in 2003 was higher than in 2002 due to the increase in retention to $1 million in 2003 from $500,000 in 2002.

      Development on losses reported in prior years totaled $6.0 million in the fourth quarter of 2003. This adverse loss development emerged during the fourth quarter from two primary sources:

      o upward development on claims, primarily in Virginia and Maryland in 2001 and 2002; and

      o lower estimate of reinsurance to be recovered on losses in the 2000, 2001 and 2002 report years across all territories.

      Evaluations of individual claims are updated when additional information on each case is determined, often as a part of the preparation for trial. Case reserves on individual claims are raised when new information indicates a greater loss exposure. Actuarial reserves are established based on case reserves combined with historical loss development trends. The upward development in the fourth quarter on case reserves of individual claims was not consistent with trends experienced previously. Therefore, in addition to the recognition of the upward development on individual claims, the actuarial estimates of losses were increased.

      NCRIC's retention of losses in the 2000, 2001 and 2002 report years is $500,000 for each and every loss. The estimate of reinsurance amounts to be recovered from reinsurers is based primarily on historical trends, combined with information on individual claims. In the first three quarters of 2003 NCRIC recognized in its losses a lesser estimate of reinsurance recoveries. The revised estimate prepared as of year-end 2003 further reduced the amount of estimated reinsurance recoveries on losses initially reported in prior years.

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

LOSSES AND LOSS ADJUSTMENT EXPENSES LIABILITY

      The losses and LAE reserve liabilities for unpaid claims as of each period are as follows:

                                                         At December 31,
                                                      ---------------------
                                                        2003         2002
                                                      --------     --------
                                                          (in thousands)
            Liability for:
             Loss ...............................     $ 87,778     $ 70,314
             Loss adjustment expense ............       38,213       33,708
                                                      --------     --------
            Total liability .....................     $125,991     $104,022
                                                      ========     ========

            Reinsurance recoverable on losses ...     $ 48,100     $ 43,231
                                                      ========     ========

            Number of cases pending .............          616          517

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

UNDERWRITING EXPENSES

      For 2003, salaries and benefits accounted for approximately 25% of other underwriting expenses, bad debt expense 5%, with professional fees, including legal, auditing and director's fees, accounting for approximately 18% of the underwriting expenditures. Premium taxes, guaranty assessments and commissions comprise the balance. Guaranty fund assessments are based on industry loss experience in the jurisdictions where we do business, and are not predictable.

Year ended December 31, 2003 compared to year ended December 31, 2002

      Underwriting expenses increased $1.8 million, or 22%, to $10.0 million for the year ended December 31, 2003 from $8.2 million for the year ended December 31, 2002. The increase in expenses primarily stems from the increase in new business, particularly agent-produced business, through increases in commissions, travel, and other underwriting costs. In addition, expenses increased for ceding allowances as a result of the change in the primary reinsurance treaty effective for 2003, legal fees incurred for the collection litigation initiated by us as more fully discussed in the section "Net Premiums Earned," and $364,000 of expense resulting from a fraudulent act of a former sales agent. Although we believe it is reasonably possible that we could incur additional expense as a result of the fraudulent act, the amount or timing of any expense is not reasonably estimable at this time.

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

Year ended December 31, 2003 compared to year ended December 31, 2002

      Practice management and related expenses decreased $589,000, or 10%, to $5.2 million for the year ended December 31, 2003 compared to $5.8 million for the year ended December 31, 2002. Expense decreased primarily due to reductions in staffing commensurate with the reductions in revenue. A portion of this decrease stemmed from the elimination of costs associated with the transition of client service for two of the former owners as their employment contracts expired.

Year ended December 31, 2002 compared to year ended December 31, 2001

      Practice management and related expenses decreased $252,000, or 4%, to $5.8 million for the year ended December 31, 2002 compared to $6.1 million for the year ended December 31, 2001. Expense decreased due to the cessation of goodwill amortization with the implementation of SFAS 142 effective January 1, 2002 partially offset by additional expenses associated with the transition of client service for two of the former owners as they moved towards the expiration of their employment contracts at the end of 2002 and other transitional costs associated with the continued integration of the purchased companies.

INTEREST EXPENSE

      Interest expense was incurred for the debt service on the Trust Preferred Securities issued in December, 2002. Interest expense for the year ended December 31, 2003 totaled $826,000, a full year of interest, compared to $62,000, a partial month of interest in the prior year. The interest rate in 2003 averaged 5.31% and the interest rate in 2002 was 5.42%.

OTHER EXPENSES

      Other expenses include expenditures for holding company and subsidiary operations which are not directly related to the issuance of medical professional liability insurance or practice management and related operations, including insurance brokerage, insurance agency, and captive development.

      In April 2001, we announced the formation of ACC, a wholly owned subsidiary and the first captive insurance company to be licensed in the District of Columbia under the Captive Insurance Act of 2000. As a captive insurance company, ACC was established to provide an alternative risk-financing vehicle for affinity groups. The captive program is marketed to organizations and groups wishing to finance and manage their own risk. During 2003, ACC incurred $151,000 in expenses. As of December 31, 2003, ACC does not have any active protected cells.

Year ended December 31, 2003 compared to year ended December 31, 2002

      Other expenses of $1.7 million for the year ended December 31, 2003 compares to other expense of $1.4 million for the year ended December 31, 2002. Expense increases are for holding company operations.

Year ended December 31, 2002 compared to year ended December 31, 2001

      Other expenses of $1.4 million for the year ended December 31, 2002 increased $160,000, or 13% compared to the year ended December 31, 2001. Expense increases are for captive business development costs and holding company operations.

INCOME TAXES

      Our effective tax rate is lower than the federal statutory rate principally due to nontaxable investment income.

                                                       Year Ended December 31,
                                                       ------------------------
                                                       2003      2002      2001
                                                       ----      ----      ----

            Federal income tax at statutory rates ..    34%       34%       34%
            Tax exempt income ......................     6       (89)      (12)
            Dividends received .....................     0       (21)       (4)
            Goodwill amortization ..................     0         0         5
            Other, net .............................    (1)       (1)        4
                                                       ---       ---       ---
            Income tax at effective rates ..........    39%      (77)%      27%
                                                       ===       ===       ===

      Our net deferred tax assets are created by temporary differences that will result in tax benefits in future years due to the differing treatment of items for tax and financial statement purposes. The primary difference is the requirement to discount or reduce loss reserves for tax purposes because of their long-term nature.

                                                          At December 31,
                                                     -------------------------
                                                        2003           2002
                                                     ----------     ----------

            Deferred income tax asset .............  $5,307,000     $3,789,000

Year ended December 31, 2003 compared to year ended December 31, 2002

      The tax benefit for the year ended December 31, 2003 was $2.7 million compared to $0.3 million for the year ended December 31, 2002. A federal tax benefit was incurred in 2003 due primarily to the pre-tax loss. In addition, the effective tax benefit rate improved by 6% due to tax exempt income.

      The increase in the deferred income tax asset to a balance of $5.3 million as of December 31, 2003 resulted primarily from the growth of the insurance business, particularly in unearned premiums and loss reserves where the timing of recognition for financial statement and tax return reporting differ.

Year ended December 31, 2002 compared to year ended December 31, 2001

      The tax benefit for the year ended December 31, 2002 was $322,000 compared to tax expense of $597,000 for the year ended December 31, 2001. The Federal corporate income tax rate of 34% was adjusted to an effective tax benefit rate of 77% for the year ended December 31, 2002 due to tax-exempt income and nontaxable dividends.

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

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

NCRIC Group, parent company

      Financial condition and capital resources. We are a stock holding company whose operations and assets primarily consist of our ownership of NCRIC, Inc. and NCRIC MSO, Inc. We assist our subsidiaries in their efforts to compete effectively and create long-term growth. As a part of this strategy, we may seek to take advantage of acquisition opportunities and alternative financing.

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

      Liquidity. Liquidity is a measure of an entity's ability to secure enough cash to meet its contractual obligations and operating needs. Our cash flow from operations consists of dividends from our subsidiaries, if declared and paid, and other permissible payments from our subsidiaries, offset by holding company expenses, which consist of costs for corporate management and interest on the trust preferred securities. The amount of the future cash flow available to us may be influenced by a variety of factors, including NCRIC, Inc.'s financial results and regulation by the District of Columbia Department of Insurance, Securities and Banking.

      The payment of dividends to us by NCRIC, Inc. is subject to limitations imposed by the District of Columbia Holding Company System Act of 1993. Under the DC Holding Company Act, NCRIC, Inc. must seek prior approval from the Commissioner to pay any dividend which, combined with other dividends made within the preceding 12 months, exceeds the lesser of (A) 10% of the surplus at the end of the prior year or (B) the prior year's net income excluding realized capital gains. Net income, excluding realized capital gains, for the two years preceding the current year is carried forward for purposes of the calculation to the extent not paid in dividends. The law also requires that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to the insurer's outstanding liabilities and adequate to meet its financial needs. The District of Columbia permits the payment of dividends only out of unassigned statutory surplus. As of December 31, 2003, NCRIC, Inc. had approximately $70 million of unassigned statutory surplus. Any dividend payment by NCRIC, Inc. would require the approval of the Commissioner.

NCRIC Group and Subsidiaries, consolidated

      Liquidity. The primary sources of our liquidity are insurance premiums, net investment income, practice management and financial services fees, recoveries from reinsurers and proceeds from the maturity or sale of invested assets. Funds are used to pay losses and LAE, operating expenses, reinsurance premiums, taxes, and to purchase investments.

      We had cash flows provided by operations for the years ended December 31, as follows:

                        2003.............  $20.6 million
                        2002.............  $ 3.4 million
                        2001.............  $ 8.3 million

      Comprehensive income was a loss of $5.6 million for the year ended December 31, 2003 compared to income $3.1 million for the year ended December 31, 2002. The decrease in comprehensive income results from the $1.3 million decrease in net unrealized investment gains, combined with the $4.2 million net loss for the year ended December 31, 2003 compared to the net income of $0.7 million for the year ended December 31, 2002.

      Financial condition and capital resources. We invest our positive cash flow from operations primarily in investment grade, fixed maturity securities. As of December 31, 2003, the carrying value of the securities portfolio was $174.4 million, compared to a carrying value of $120.1 million at December 31, 2002. The portfolios were invested as follows:

                                                        At December 31,
                                                        ---------------
                                                         2003     2002
                                                         ----     ----

            U.S. Government and agencies ...........      17%      23%
            Asset and mortgage-backed securities ...      31       28
            Tax exempt securities ..................      21       27
            Corporate bonds ........................      24       17
            Equity securities ......................       7        5
                                                         ---      ---
                                                         100%     100%
                                                         ===      ===

      Over 76% of the bond portfolio at December 31, 2003 was invested in U.S. Government and agency securities or had a rating of AAA or AA. The entire bond portfolio as of December 31, 2003 was held in investment grade (BBB or better) securities as rated by Standard & Poor's. For regulatory purposes, as of December 31, 2003, 90% of the portfolio is rated Class 1 which is the highest quality rated group as classified by the NAIC. The accumulated other comprehensive income totaled $1.5 million at December 31, 2003 compared to $2.8 million at December 31, 2002. This reduction in asset values resulted primarily from the portfolio restructuring undertaken in 2003. While the restructuring improved the overall asset quality of the bond portfolio, in general, securities with higher coupon interest rates were sold and securities with lower, market level, coupon rates were purchased. The securities with higher coupon rates generally carry higher unrealized gains than do securities with lower coupon rates of interest.

      At December 31, 2003, our portfolio included total gross unrealized gains of $3.8 million, or 2% of the $174.4 million carrying value of the portfolio, and total unrealized losses of $1.6 million, or less than 1% of the carrying value of the portfolio. The total unrealized losses are comprised of 219 different securities, including nine Treasury Note issues, 200 corporate debt and municipal bonds (all of which are investment grade), with lengths of time to maturity ranging from two to 35 years, and ten equity issues. All of the fixed maturity securities are meeting and are expected to continue to meet all contractual obligations for interest payments.

      At December 31, 2003, the aggregate fair value of the securities with unrealized losses was $81.0 million, or 98% of the aggregate carrying value of those securities of $82.6 million. The largest single security with an unrealized loss at December 31, 2003 relates to a FNMA pool which matures in 2033 and carries a coupon rate of 5.5%. The unrealized pre-tax loss relating to this security is approximately $75,000 based on the fair value of $5.8 million at December 31, 2003. Unrealized losses related to other securities are not individually significant, nor is there any concentration of unrealized losses with respect to the type of security or industry.

         The following table displays characteristics of the securities with an unrealized loss in value as of December 31, 2003. No concentrations of industries exist in these securities.

                                           Total securities                     Equity securities
                                  ----------------------------------   ----------------------------------
Length of time in                 Amortized     Fair      Unrealized   Amortized      Fair     Unrealized
unrealized loss position            Cost        Value        Loss         Cost       Value        Loss
------------------------          ---------     -----     ----------   ---------     -----     ----------
                                                               (in thousands)
Less than 1 year ..........        $82,598     $81,022      $1,576        $845        $816        $29
Over 1 year ...............             --          --          --          --          --         --
                                   -------     -------      ------        ----        ----        ---

Total .....................        $82,598     $81,022      $1,576        $845        $816        $29
                                   =======     =======      ======        ====        ====        ===


      The following table displays the maturity distribution of those fixed maturity securities with an unrealized loss in value as of December 31, 2003:

                                                                Fixed maturity securities
                                                         ---------------------------------------
                                                         Amortized                    Unrealized
                                                            Cost       Fair Value        Loss
                                                         ---------     ----------     ----------
                                                                      (in thousands)
      During one year or less ....................        $    --        $    --        $   --
      Due after one year through five years ......         12,574         12,490            84
      Due after five years through ten years .....         22,884         22,310           574
      Due after twenty years .....................         33,475         32,937           538
      Due after ten through twenty years .........         12,820         12,469           351
                                                          -------        -------        ------
                                                          $81,753        $80,206        $1,547
                                                          =======        =======        ======

      We believe that all of our fixed maturity securities are readily marketable. Investment duration is closely monitored to provide adequate cash flow to meet operational and maturing liability needs. Asset and liability modeling, including sensitivity analyses and cash flow testing, are performed on a regular basis.

      We are required to pay aggregate annual salaries in the amount of $992,250 to four persons under employment agreements.

      Under terms of the purchase agreement between the previous owners of HealthCare Consulting, Inc., HCI Ventures, LLC, Employee Benefits Services, Inc. and us, contingency payments totaling $3.1 million could be paid in cash if the acquired companies achieved earnings targets in 2000, 2001, and 2002. During June 2001, NCRIC MSO, Inc. borrowed $1,971,000 from SunTrust Bank to finance these payments. The term of the loan is 3 years at a floating rate of LIBOR plus one and one-half percent. The interest rate was 2.67% and 2.93% at December 31, 2003 and December 31, 2002, respectively. Principal and interest payments are due on a monthly basis. The unpaid balance as of December 31, 2003 was $289,000.

      The following table summarizes our contractual obligations as of December 31, 2003, in thousands:

                                                                  Over
                                                     Over         three          More
                                         One       one year     years to         than
                                       year or     to three       five           five
                         Total          less        years         years          years
                        -------        -------       ----       --------        -------
Long-term debt          $15,289        $  289      $   --        $    --        $15,000
Operating leases          3,765           859       1,754          1,152             --
                        -------        ------        ----        -------        -------
                        $19,054        $1,148      $1,754        $ 1,152        $15,000
                        =======        ======       =====        =======        =======



      Operating leases consist of office rental commitments. The table excludes purchase obligations which consist of routine acquisitions of office supplies which represent minimal commitments generally spanning one month or less. As an insurance company, we have liabilities for losses and related loss adjustment expenses in the normal course of business. While these liabilities arise due to contractual obligations under the insurance policies we issue, the liabilities are estimates of amounts to be paid at undetermined future dates and are not included in this table.

      Our stockholders' equity totaled $78.0 million at December 31, 2003 and $47.8 million at December 31, 2002. The $30.2 million increase for the year ended December 31, 2003 was due primarily to $35.8 million of net proceeds from the issuance of common stock, partially reduced by the net loss of $4.2 million and the reduction of $1.3 million in net unrealized investment gains.

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

Federal income tax matters

      NCRIC Group and its subsidiaries file a consolidated income tax return with the Internal Revenue Service. Tax years 2000, 2001 and 2002 are open but not currently under audit. In 2000 the Internal Revenue Service approved a change in accounting method for us relative to the timing of revenue recognition for tax purposes.

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

      For 2002 our subsidiary CML was outside the usual range on three ratios. The ratio results were impacted by two primary factors: the rapid increase in new premium written in CML and the increase in severity of losses, particularly the adverse development in losses of one prior year. For 2002 and 2001, NCRIC, Inc. was outside the usual range for two ratios as the result of the rapid increase in premiums. For 2003 NCRIC, Inc. was outside the usual range for five ratios as the result of the rapid increase in premiums, the adverse development of prior year losses, the decrease in yield on the investment portfolio, and the capital contribution from NCRIC Group.

      NAIC Risk-Based Capital. The NAIC has established a methodology for assessing the adequacy of each insurer's capital position based on the level of statutory surplus and an evaluation of the risks in the insurer's product mix and investment portfolio profile. This risk-based capital (RBC) formula is designed to allow state and District of Columbia insurance regulators to identify potentially under-capitalized companies. For property-casualty insurers, the formula takes into account risks related to the insurer's assets including risks related to its investment portfolio, and the insurer's liabilities, including risks related to the adverse development of coverages underwritten. The RBC rules provide for different levels of regulatory attention depending on the ratio of the insurer's total adjusted capital to the authorized control level of RBC. The first level of regulatory action, a review by the domiciliary insurance commissioner of a company prepared RBC plan, is instituted at the point a company's total adjusted capital is at a level equal to or less than two times greater than the authorized control level risk-based capital. For all periods presented, the total adjusted capital levels for NCRIC, Inc. and CML were significantly in excess of the authorized control level of RBC. As a result, the RBC requirements are not expected to have an impact on our operations. Following is a presentation of the total adjusted capital for NCRIC, Inc. and CML compared to the authorized control level of RBC. Since CML was merged into NCRIC, Inc. effective December 31, 2003, results for 2003 of NCRIC, Inc. include the impact of the merged business of CML.

                                     Authorized
                                   control level
                                 risk-based capital  Total adjusted capital
                                 ------------------  ----------------------
                                  NCRIC,                NCRIC,
                                   Inc.       CML        Inc.       CML
                                  ------     -----      ------     -----
                                               (in millions)
      December 31, 2003 ....      $10.5         --      $70.4         --
      December 31, 2002 ....      $ 6.7      $0.49      $44.3      $ 4.7
      December 31, 2001 ....      $ 4.7      $0.17      $32.8      $ 4.3

Item 7A. Quantitative and Qualitative Disclosures About Market Price

      Our investment portfolio is exposed to various market risks, including interest rate and equity price risk. Market risk is the potential for financial losses due to the decrease in the value or price of an asset resulting from broad movements in prices. At December 31, 2003, fixed maturity securities comprised 93% of total investments at fair value. U.S. government and agencies and tax-exempt bonds represent 38% of the fixed maturity securities. Equity securities, consisting of common stocks, account for the remainder of the investment portfolio. We have classified our investments as available for sale.

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

      Generally, the longer the duration of the security, the more sensitive the asset is to market interest rate fluctuations. To control the adverse effects of the changes in interest rates, our investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. Our fixed income portfolio at December 31, 2003 reflected an average effective maturity of 7.27 years and an average modified duration of 4.8 years. Our investment policy also provides that all security purchases be limited to rated securities or unrated securities approved by management on the recommendation of our investment advisor. All of our bond portfolio as of December 31, 2003 was held in investment grade securities.

      One common measure of the interest sensitivity of fixed maturity securities is effective duration. Effective duration utilizes maturities, yields, and call terms to calculate an average age of expected cash flows. The following table shows the estimated fair value of our fixed maturity portfolio based on fluctuations in the market interest rates.


                                                         Projected Market
                 Yield Change                                  Value
                     (bp)                 Market Yield     (in millions)
                 ------------             ------------   ----------------
                     -300                      0.91%          $186.1
                     -200                      1.91            178.3
                     -100                      2.91            170.5
                Current Yield**                3.91            162.7
                      100                      4.91            154.9
                      200                      5.91            147.1
                      300                      6.91            139.3

            **    Current yield is as of December 31, 2003.

      The actual impact of the market interest rate changes on the securities may differ from those shown in the sensitivity analysis above.

Item 8. Financial Statements and Supplementing Data

                          INDEX TO FINANCIAL STATEMENTS

                                                                                   Page
NCRIC GROUP, INC. AND SUBSIDIARIES

INDEPENDENT AUDITORS' REPORT                                                        55

Consolidated Balance Sheets as of December 31, 2003 and 2002                        56

Consolidated Statements of Operations for the Years Ended
      December 31, 2003, 2002, and 2001                                             57

Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 2003, 2002, and 2001                                             58

Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2003, 2002, and 2001                                             59

Notes to Consolidated Financial Statements for the Years Ended
      December 31, 2003, 2002, and 2001                                             60

Schedule I - Summary of Investments - Other Than Investments in Related Parties     80

Schedule II - Condensed Financial Information of Registrant                         81

Schedule III - Supplementary Insurance Information                                  85

Schedule IV - Reinsurance                                                           86

Schedule V - Valuation and Qualifying Accounts                                      87

Schedule VI - Supplemental Information Concerning Property-Casualty Insurance
      Companies                                                                     88

INDEPENDENT AUDITORS' REPORT

To the Board of Directors of
  NCRIC Group, Inc. and Subsidiaries
Washington, D.C.

We have audited the accompanying consolidated balance sheets of NCRIC Group, Inc. and Subsidiaries (the Company) as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ending December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NCRIC Group, Inc. and Subsidiaries as of December 31, 2003 and 2002, and the results of their operations, and their cash flows for each of the three years in the period ending December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

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

Deloitte & Touche LLP


March 5, 2004
McLean, Virginia

NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2003 AND 2002 (IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

                                                                                             2003           2002
ASSETS

INVESTMENTS:
       Securities available for sale, at fair value:
            Bonds and U.S.Treasury Notes (Amortized cost $161,876 and $110,309)           $ 162,744      $ 114,696
            Equity securities (Cost $10,269 and $5,561)                                      11,613          5,424
                                                                                          ---------      ---------
                  Total securities available for sale                                       174,357        120,120

OTHER ASSETS:
       Cash and cash equivalents                                                              9,978         10,550
       Reinsurance recoverable                                                               48,100         43,231
       Goodwill, net                                                                          7,296          7,291
       Premiums and accounts receivable, net                                                  9,333          9,477
       Deferred income taxes                                                                  5,307          3,789
       Other assets                                                                           8,175          8,229
                                                                                          ---------      ---------

TOTAL ASSETS                                                                              $ 262,546      $ 202,687
                                                                                          =========      =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
       Losses and loss adjustment expenses:
            Losses                                                                        $  87,778      $  70,314
            Loss adjustment expenses                                                         38,213         33,708
                                                                                          ---------      ---------
                  Total losses and loss adjustment expenses                                 125,991        104,022
       Other liabilities:
            Retrospective premiums accrued under reinsurance treaties                         1,809            607
            Unearned premiums                                                                34,553         24,211
            Advance premium                                                                   3,110          2,971
            Reinsurance premium payable                                                       1,538          5,045
            Bank debt                                                                           289            995
            Trust preferred securities                                                       15,000         15,000
            Other liabilities                                                                 2,277          2,019
                                                                                          ---------      ---------
TOTAL LIABILITIES                                                                           184,567        154,870
                                                                                          ---------      ---------

COMMITMENTS AND CONTINGENCIES (Notes 4, 6, and 9)

STOCKHOLDERS' EQUITY:
       Common stock $0.01 par value - 12,000,000 shares authorized; 6,898,865 shares issued and outstanding (net of 33,339 treasury shares) at
            December 31, 2003; 3,708,399 shares issued and outstanding (net of
            34,456 treasury shares) at December 31, 2002                                         70             37
       Preferred stock $0.01 par value - 1,000,000 shares authorized, 0 shares issued            --             --
       Additional paid in capital                                                            48,962          9,630
       Unallocated common stock held by the ESOP                                             (2,616)          (682)
       Common stock held by the stock award plan                                             (1,594)          (202)
       Accumulated other comprehensive income                                                 1,461          2,806
       Retained earnings                                                                     32,046         36,518
       Treasury stock, at cost                                                                 (350)          (290)
                                                                                          ---------      ---------

TOTAL STOCKHOLDERS' EQUITY                                                                   77,979         47,817
                                                                                          ---------      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                $ 262,546      $ 202,687
                                                                                          =========      =========

See notes to consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                          2003         2002         2001
REVENUES:
       Net premiums earned                                              $ 47,264     $ 30,098     $ 20,603
       Net investment income                                               6,008        5,915        6,136
       Net realized investment gains (losses)                              1,930         (131)        (278)
       Practice management and related income                              4,906        5,800        6,156
       Other income                                                        1,155        1,013          602
                                                                        --------     --------     --------

                  Total revenues                                          61,263       42,695       33,219
                                                                        --------     --------     --------

EXPENSES:
       Losses and loss adjustment expenses                                50,473       26,829       18,858
       Underwriting expenses                                              10,003        8,168        4,877
       Practice management and related expenses                            5,222        5,811        6,063
       Interest expense on Trust Preferred Securities                        826           62           --
       Other expenses                                                      1,651        1,405        1,245
                                                                        --------     --------     --------

                  Total expenses                                          68,175       42,275       31,043
                                                                        --------     --------     --------

INCOME (LOSS) BEFORE INCOME TAXES                                         (6,912)         420        2,176
                                                                        --------     --------     --------

INCOME TAX PROVISION (BENEFIT)                                            (2,694)        (322)         597
                                                                        --------     --------     --------

NET INCOME (LOSS)                                                       $ (4,218)    $    742     $  1,579
                                                                        ========     ========     ========

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
       Unrealized holding gains (losses) on securities                  $   (724)    $  2,478     $  1,567
       Reclassification adjustment for losses included in net income        (621)        (146)        (349)
                                                                        --------     --------     --------
OTHER COMPREHENSIVE INCOME (LOSS)                                         (1,345)       2,332        1,218
                                                                        --------     --------     --------

COMPREHENSIVE INCOME (LOSS)                                             $ (5,563)    $  3,074     $  2,797
                                                                        ========     ========     ========

Net income per common share:
Basic:
       Average shares outstanding                                          6,486        6,639        6,587
                                                                        --------     --------     --------
       Earnings (Loss) Per Share                                        $  (0.65)    $   0.11     $   0.24
                                                                        ========     ========     ========
Diluted:
       Average shares outstanding                                          6,486        6,639        6,587
       Dilutive effect of stock options                                       --          140          160
                                                                        --------     --------     --------
       Average shares outstanding -diluted                                 6,486        6,779        6,747
                                                                        --------     --------     --------
       Earnings (Loss) Per Share                                        $  (0.65)    $   0.11     $   0.23
                                                                        ========     ========     ========

See notes to consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                             Accumulated
                                           Additional  Unallocated    Stock                     Other                     Total
                                 Common     Paid In       ESOP        Award      Treasury   Comprehensive   Retained   Stockholders'
                                 Stock      Capital      Shares       Shares       Stock       Income       Earnings      Equity
                                --------   ----------  -----------   --------    --------   -------------   --------   -------------
BALANCE, JANUARY 1, 2001        $     37    $  9,455    $   (889)    $   (476)   $   (131)    $   (744)     $ 34,197     $ 41,449

Net income                            --          --          --           --          --           --         1,579        1,579
Other comprehensive income            --          --          --           --          --        1,218            --        1,218
Acquisition of treasury stock         --          --          --           --        (129)          --            --         (129)
Shares released                       --          97         103          137          --           --            --          337
                                --------    --------    --------     --------    --------     --------      --------     --------

BALANCE, DECEMBER 31, 2001            37       9,552        (786)        (339)       (260)         474        35,776       44,454

Net income                            --          --          --           --          --           --           742          742
Other comprehensive income            --          --          --           --          --        2,332            --        2,332
Acquisition of treasury stock         --          --          --           --         (30)          --            --          (30)
Shares released                       --          78         104          137          --           --            --          319
                                --------    --------    --------     --------    --------     --------      --------     --------

BALANCE, DECEMBER 31, 2002            37       9,630        (682)        (202)       (290)       2,806        36,518       47,817

Net loss                              --          --          --           --          --           --        (4,218)      (4,218)
Other comprehensive loss              --          --          --           --          --       (1,345)           --       (1,345)
 Public stock offering                32      39,190      (2,072)      (1,657)        290           --            --       35,783
 Conversion of mutual holding
    company                           --          --          --           --          --           --          (254)        (254)
 Acquisition of treasury stock        --          --          --           --        (350)          --            --         (350)
 Shares released                       1         142         138          265          --           --            --          546
                                --------    --------    --------     --------    --------     --------      --------     --------

BALANCE, DECEMBER 31, 2003      $     70    $ 48,962    $ (2,616)    $ (1,594)   $   (350)    $  1,461      $ 32,046     $ 77,979
                                ========    ========    ========     ========    ========     ========      ========     ========

See notes to consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                              2003          2002          2001
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income (loss)                                                   $  (4,218)    $     742     $   1,579
       Adjustments to reconcile net income
            to net cash flows from operating activities:
                  Net realized investment (gains) losses                      (1,930)          131           278
                  Amortization and depreciation                                1,503           661           748
                  Provision for uncollectable receivables                        486         1,362           212
                  Deferred income taxes                                         (825)       (2,508)         (914)
                  Stock released for coverage of benefit plans                   546           319           337
                  Changes in assets and liabilities:
                        Reinsurance recoverable                               (4,869)      (13,154)       (2,528)
                        Premiums and accounts receivable                        (342)       (6,037)       (1,576)
                        Other assets                                            (151)       (2,132)          658
                        Losses and loss adjustment expenses                   21,969        19,462         3,426
                        Retrospective premiums accrued under
                             reinsurance treaties                              1,202        (1,801)       (3,070)
                        Unearned premiums                                     10,342         6,974         5,765
                        Advance premium                                          139        (1,167)        3,372
                        Reinsurance premium payable                           (3,507)        2,593         1,649
                        Other liabilities                                        257        (2,071)       (1,682)
                                                                           ---------     ---------     ---------

                        Net cash flows provided by operating activities       20,602         3,374         8,254
                                                                           ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investments                                             (193,911)      (52,824)      (24,736)
       Sales, maturities and redemptions of investments                      138,607        39,027        21,956
       Investment in purchased business                                           --            --        (3,014)
       Purchases of property and equipment                                      (597)         (895)         (400)
                                                                           ---------     ---------     ---------

                        Net cash flows used in investing activities          (55,901)      (14,692)       (6,194)
                                                                           ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Net proceeds from public stock offering                                35,783            --            --
       Proceeds from the issuance of trust preferred securities                   --        15,000            --
       Purchase of Treasury Stock                                               (350)          (30)         (129)
       Proceeds from bank debt                                                    --            --         1,971
       Repayment of bank debt                                                   (706)         (667)         (309)
                                                                           ---------     ---------     ---------

                        Net cash flows provided by financing activities       34,727        14,303         1,533
                                                                           ---------     ---------     ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                         (572)        2,985         3,593
                                                                           ---------     ---------     ---------

CASH AND CASH EQUIVALENTS,
       BEGINNING OF YEAR                                                      10,550         7,565         3,972
                                                                           ---------     ---------     ---------

CASH AND CASH EQUIVALENTS,
       END OF YEAR                                                         $   9,978     $  10,550     $   7,565
                                                                           =========     =========     =========

SUPPLEMENTARY INFORMATION:
       Cash paid for income taxes                                          $   1,200     $   2,200     $   2,172
                                                                           =========     =========     =========
       Interest paid                                                       $     858     $      61     $      72
                                                                           =========     =========     =========

See notes to consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

1.    SIGNIFICANT ACCOUNTING POLICIES

      Organization and Basis of Reporting - NCRIC, Group, Inc. (the Company) is a healthcare financial services organization that provides individual physicians and groups of physicians and other healthcare providers with professional liability insurance and practice management services through its subsidiary companies.

      On June 24, 2003, a plan of conversion and reorganization was approved by the members of NCRIC, A Mutual Holding Company and by the shareholders of NCRIC Group, Inc. In the conversion and related stock offering, NCRIC, A Mutual Holding Company offered for sale its 60% ownership interest in NCRIC Group, Inc. As a result of the conversion and stock offering, NCRIC, A Mutual Holding Company ceased to exist, and NCRIC Group, Inc. became a fully public company.

      On April 20, 1998, the Board of Governors of National Capital Reciprocal Insurance Company adopted a plan of reorganization that authorized the formation of NCRIC, A Mutual Holding Company (Mutual Holding Company) and the conversion into NCRIC, Inc. (NCRIC), a stock medical professional liability insurance company domiciled in the District of Columbia. The reorganization became effective on December 31, 1998. In 1999, the Company completed an initial public offering of 1,480,000 shares, which represented approximately 40% of its outstanding shares. Prior to the plan of conversion discussed above, the Mutual Holding Company owned approximately 60% of the outstanding shares of the Company.

      On December 4, 2002, the Company formed NCRIC Statutory Trust I for the purpose of issuing $15,000,000 in trust preferred securities in a pooled transaction to unrelated investors. (See Note 5)

      Through its property-casualty insurance company subsidiaries, NCRIC, Inc. and Commonwealth Medical Liability Insurance Company (CML), the Company provides comprehensive professional liability and office premises liability insurance under nonassessable policies to physicians having their principal practice in the District of Columbia, Maryland, Virginia, West Virginia, or Delaware. Effective December 31, 2003, the Insurance Commissioner of the District of Columbia approved the statutory merger of NCRIC, Inc. and CML. As a result, the assets, liabilities and policyholder obligations of CML were transferred, at book value, to NCRIC, Inc. and CML ceased to exist as a separate entity.

      The Company also provides (i) practice management services, accounting and tax services, and personal financial planning services to medical and dental practices and (ii) retirement planning services and administration to medical and dental practices and certain other businesses throughout the Mid-Atlantic Region.

      The Company has issued policies on both an occurrence and a claims-made basis. However, subsequent to June 1, 1986, substantially all policies have been issued on the claims-made basis. Occurrence-basis policies provide coverage to the policyholder for losses incurred during the policy year regardless of when the related claims are reported. Claims-made basis policies provide coverage to the policyholder for covered claims reported during the current policy year, provided the related losses were incurred while claims-made basis policies were in effect.

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

      The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States of America (GAAP), which differ from statutory accounting practices prescribed or permitted for insurance companies by regulatory authorities.

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

      Investment securities are exposed to various risks such as interest rate, market and credit risk. Fair values of securities fluctuate based on the magnitude of changing market conditions; significant changed market conditions could materially affect the portfolio value in the near term. When a security has a decline in fair value that is other than temporary, the Company reduces the carrying value of the security to its current fair value.

      The Company evaluates investments for other-than-temporary impairment whenever events or changes in circumstances, such as business environment, legal issues and other relevant data, indicate that the carrying amount of an investment may not be recoverable. Any resulting impairment loss is reported as a realized investment loss. During the year ended December 31, 2003, the Company determined that an equity security experienced an other-than-temporary impairment. Accordingly, the Company recorded a pre-tax impairment loss of $135,000 during 2003. During the year ended December 31, 2002 the Company recorded an impairment loss on securities in the second quarter. These securities were subsequently sold during 2002. Additionally, in 2001, the Company determined that an equity security experienced an other-than-temporary impairment. Accordingly, the Company recorded a pre-tax impairment loss of $300,000 in 2001 relating to that investment.

      Goodwill - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill ceased upon adoption of SFAS 142 on January 1, 2002. For the year ended December 31, 2001, goodwill amortization was $384,000.

      NCRIC's goodwill asset resulted from the 1999 acquisition of three businesses, which now operate as divisions of the Practice Management Services Segment. NCRIC Group, Inc. completed its initial goodwill impairment testing under SFAS 142 and concluded that the goodwill asset was not impaired as of the date of implementation of SFAS 142, nor was it impaired as of December 31, 2003. Goodwill is reported net of accumulated amortization of $909,000 as of December 31, 2003 and 2002.

      Deferred Policy Acquisition Costs - Commissions and premium taxes associated with acquiring insurance that vary with and are directly related to the production of new and renewal business are deferred and amortized over the terms of the policies to which they relate. Deferred policy acquisition costs totaled approximately $2.4 million and $1.5 million as of December 31, 2003 and 2002, respectively, and are reported as a component of other assets. Since NCRIC's insurance policies are generally written for a term of one year, the entire year-end balance is amortized in the following year. Amortization of acquisition costs is reported as a component of underwriting expense.

      Property and Equipment - Fixed assets are recorded at cost and reported as a component of other assets. Depreciation is recorded using the straight-line method over estimated useful lives ranging from three to five years for computer software and equipment and furniture and fixtures and ten years for leasehold improvements. The balances of fixed assets of $2.1 million and $2.0 million as of December 31, 2003 and 2002, respectively, are net of accumulated depreciation of $2.5 million and $1.9 million.

      Liabilities for Losses and Loss Adjustment Expenses - Liabilities for losses and loss adjustment expenses are established on the basis of reported losses and loss adjustment expenses and a provision for losses incurred but not reported. These amounts are based on management's estimates and are subject to risks and uncertainties. As facts become known, adjustments to these estimates are reflected in earnings.

      The Company protects itself from excessive losses by reinsuring certain levels of risk in various areas of exposure. Amounts recoverable from reinsurance are estimated in a manner consistent with the liability for loss and loss adjustment expenses associated with the reinsured loss.

      Income Taxes - The Company uses the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for tax consequences of temporary differences by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax basis of existing assets and liabilities. The Company files a consolidated Federal income tax return.

      Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the years ended December 31, 2003 and 2002, the Company did not find it necessary to record a provision for impairment of assets.

      Use of Estimates - The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Significant accounts subject to management estimates are reinsurance recoverable, liabilities for losses and loss adjustment expenses, retrospective premiums accrued under reinsurance treaties, retrospective premiums accrued under risk-sharing programs and impairment of goodwill.

      Concentrations of Credit Risk - Financial instruments that potentially expose the Company to concentrations of risk consist principally of cash equivalent investments, investments in securities and reinsurance recoverables. Concentrations of credit risk for investments are limited due to the large number of such investments and their distributions across many different industries and geographical areas. Concentrations of credit risk for reinsurance recoverables are limited due to the large number of reinsurers participating in the program.

      Litigation - The Company is subject to claims arising in the normal course of its business. Management does not believe that any such claims or assessments will have a material effect on the Company's financial position, results of operations or cash flows, except for the premium collection litigation discussed in Note 14.

      Revenue Recognition - Premium revenue is earned pro rata over the terms of the policies. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums.

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

      Stock-based Compensation - As of December 31, 2003 and 2002 the Company has a stock option plan, which is described more fully in Note 10. NCRIC Group, Inc. accounts for compensation cost using the intrinsic value based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense was recognized since the stock options granted were at an exercise price equal to the fair market value of the common stock on the date the options were granted.

      The Company's pro forma information using the Black-Scholes valuation model follows:

                                                                  2003          2002          2001
                                                               ---------     ---------     ---------
         Net income as reported                                  ($4,218)         $742        $1,579
             Less: Total stock based employee compensation,
                  net of related tax effect                          (67)          (37)          (64)
                                                                 -------         -----        ------
         Pro forma net income (in thousands)                     ($4,285)         $705        $1,515
                                                                 =======         =====        ======

         Earnings per share - Basic as reported                   $(0.65)        $0.11         $0.24
                              Basic pro forma                     $(0.66)        $0.11         $0.23

                              Diluted as reported                 $(0.65)        $0.11         $0.23
                              Diluted pro forma                   $(0.66)        $0.10         $0.23

2.    SECOND STEP CONVERSION AND PUBLIC OFFERING

      On June 24, 2003, a plan of conversion and reorganization was approved by the members of NCRIC, A Mutual Holding Company and by the shareholders of NCRIC Group, Inc. In the conversion and related stock offering, the Mutual Holding Company offered for sale its 60% ownership interest in NCRIC Group. As a result of the conversion and stock offering, the Mutual Holding Company ceased to exist, and NCRIC Group, Inc. became a fully public company.

      In the conversion and stock offering, 4,143,701 shares of the common stock of NCRIC Group, Inc. were sold to Eligible Members, Employee Benefit Plans, Directors, Officers and Employees and to members of the general public in a Subscription and Community Offering priced at $10.00 per share. The Subscription stock offering period expired on June 16, 2003. All stock purchase orders received in the offering were satisfied.

      As part of the conversion, 2,778,144 shares were issued to the former public stockholders of NCRIC Group, Inc. The exchange ratio was 1.8665 new shares for each share of NCRIC Group, Inc. held by public stockholders as of the close of business on June 25, 2003. Accordingly, after the conversion, the Company had 6,921,845 shares outstanding immediately following the offering. For the earnings per share calculations, the share amounts for periods prior to the conversion and stock offering have been revised to reflect the share exchange ratio applied in the conversion. Prior year share data within the consolidated balance sheet has not been revised for the exchange ratio applied in the conversion. The issuance of the shares of common stock in the subscription and community offering and in the exchange offering to existing stockholders was registered on Form S-1 filed with the SEC (No. 333-104023), which registration statement was declared effective on May 14, 2003.

      The net proceeds of the offering have been deployed as follows:

      o     75% has been added to the capital of NCRIC, Inc.;

      o 9% has been used to provide loans to the employee stock ownership plan and stock award plan to fund the purchase of shares of common stock in the offering; and

      o the remaining amount has been retained for general corporate purposes.

      The reconciliation of gross to net proceeds is as follows (in thousands):

      Gross offering proceeds                                    $ 41,437
      Less: Offering expenses                                      (1,924)
                                                                 --------
            Net proceeds                                           39,513

            ESOP loan                                              (2,072)
            Stock Award Plan loan                                  (1,657)
                                                                 --------
      Net proceeds as adjusted                                   $ 35,784
                                                                 ========

      The composition of shares after the second step conversion and public offering is as follows (in thousands):

      Issued in the conversion and stock offering                   4,144
      Issued to existing public shareholders of NCRIC Group         2,778
                                                                   ------
            Total shares issued June 25, 2003                       6,922

      ESOP loan shares                                               (270)
      Stock Award Plan loan shares                                   (179)
                                                                   ------
            Net shares outstanding as of June 25, 2003              6,473
                                                                   ======

3.    INVESTMENTS

      The following tables show the amortized cost and fair value of investments (in thousands):

                                                              Gross            Gross
                                             Amortized      Unrealized       Unrealized
                                               Cost           Gains            Losses         Fair Value
         As of December 31, 2003

         U.S. Government and agencies        $ 29,328        $    75         $    (118)        $ 29,285
         Corporate                             41,773            247              (720)          41,300
         Tax-exempt obligations                35,329          1,907               (78)          37,158
         Asset and mortgage-backed
            Securities                         55,446            186              (631)          55,001
                                             --------        -------         ---------         --------
                                              161,876          2,415            (1,547)         162,744

         Equity securities                     10,269          1,373               (29)          11,613
                                             --------        -------         ---------         --------

         Total                               $172,145        $ 3,788         $  (1,576)        $174,357
                                             ========        =======         =========         ========

                                                              Gross            Gross
                                             Amortized      Unrealized       Unrealized
                                               Cost           Gains            Losses         Fair Value
         As of December 31, 2002

         U.S. Government and agencies        $ 27,664        $   292         $      (4)        $ 27,952
         Corporate                             32,680          1,567              (488)          33,759
         Tax-exempt obligations                30,416          2,309               (21)          32,704
         Asset and mortgage-backed
            securities                         19,549            882              (150)          20,281
                                             --------        -------         ---------         --------
                                              110,309          5,050              (663)         114,696

         Equity securities                      5,561            150              (287)           5,424
                                             --------        -------         ---------         --------

         Total                               $115,870        $ 5,200         $    (950)        $120,120
                                             ========        =======         =========         ========

      The amortized cost and fair value of debt securities at December 31, 2003 and 2002 are shown by maturity (in thousands). Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                           December 31, 2003               December 31, 2002
                                                       ------------------------        ------------------------
                                                       Amortized         Fair          Amortized         Fair
                                                         Cost            Value           Cost            Value
                                                       ---------       --------        ---------       --------
         Due in one year or less                       $  1,912        $  1,923        $    742        $    750
         Due after one year through five years           39,363          39,886          40,685          42,283
         Due after five years through ten years          45,918          46,483          36,707          38,825
         Due after ten years                             19,237          19,451          12,626          12,557
                                                       --------        --------        --------        --------
                                                        106,430         107,743          90,760          94,415
         Equity securities                               10,269          11,613           5,561           5,424
         Asset and mortgage-backed securities            55,446          55,001          19,549          20,281
                                                       --------        --------        --------        --------

         Total                                         $172,145        $174,357        $115,870        $120,120
                                                       ========        ========        ========        ========

      Proceeds from bond maturities and redemptions of available for sale investments during the years ended December 31, 2003, 2002, and 2001, were $138.6 million, $39.0 million, and $22.0 million, respectively. Gross gains of $3,441,000, $1,437,000, and $787,000, and gross losses of
      $1,511,000, $1,568,000, and $1,065,000, were realized on security sales, redemptions and impairments during years ended December 31, 2003, 2002, and 2001, respectively.

      Net investment income consists of the following (in thousands):

                                                For the Year Ended December 31,
                                                 2003         2002        2001
                                               -------      -------     -------
         U. S Government and agencies          $   654      $   255     $   470
         Corporate                               1,794        3,038       3,144
         Tax-exempt obligations                  1,462        1,290         895
         Asset and mortgage-backed securities    2,313        1,178       1,266
         Equity securities                         124          431         433
         Short term investments                     91          103         241
                                               -------      -------     -------

         Total investment income earned          6,438        6,295       6,449
         Investment expenses                      (430)        (380)       (313)
                                               -------      -------     -------
         Net investment income                 $ 6,008      $ 5,915     $ 6,136
                                               =======      =======     =======

4.    LIABILITIES FOR LOSSES AND LOSS ADJUSTMENT EXPENSES

      Liabilities for unpaid losses and loss adjustment expenses (LAE) represent an estimate of the ultimate net cost of all losses that are unpaid at the balance sheet date and are based on the loss and loss adjustment expense factors inherent in the Company's experience and expectations. Estimation factors used by the Company reflect current case-basis estimates, supplemented by industry statistical data, and give effect to estimates of trends in claim severity and frequency. These estimates are continually reviewed, and adjustments, reflected in current operations are made as deemed necessary.

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

      Activity in the liabilities for losses and loss adjustment expenses is summarized as follows (in thousands):

                                                           Year Ended December 31,
                                                   --------------------------------------
                                                      2003           2002          2001
                                                   ---------      ---------      --------
         BALANCE, Beginning of the year            $ 104,022      $  84,560      $ 81,134

               Less reinsurance recoverable on
               unpaid claims                         (42,412)       (29,624)      (27,312)
                                                   ---------      ---------      --------

         NET BALANCE                                  61,610         54,936        53,822

               Incurred related to:
                   Current year                       44,588         24,063        23,056
                   Prior years                         5,885          2,766        (4,198)
                                                   ---------      ---------      --------
                       Total incurred                 50,473         26,829        18,858
                                                   ---------      ---------      --------

               Paid related to:
                   Current year                        4,383          1,491         1,599
                   Prior years                        26,382         18,664        16,145
                                                   ---------      ---------      --------
                       Total paid                     30,765         20,155        17,744
                                                   ---------      ---------      --------

               NET BALANCE                            81,318         61,610        54,936

               Plus reinsurance recoverable on
               unpaid claims                          44,673         42,412        29,624
                                                   ---------      ---------      --------

               BALANCE, End of year                $ 125,991      $ 104,022      $ 84,560
                                                   =========      =========      ========

      Incurred losses related to prior years represents development of net losses incurred in prior years. This development results from the re-estimation and settlement of individual losses not covered by reinsurance, which are generally losses under $500,000. The 2003 change stems from adverse development on losses, primarily those reported initially in 2002 and 2001 in Virginia, as well as from a change in estimate of the amount of reinsurance recoverable. The 2002 change is primarily reflective of adverse loss development for the 2001 and 2000 loss years, partially offset by favorable development in the 1999 and 1996 loss years; whereas, the 2001 change is primarily reflective of the favorable loss development for the 1994, 1996, 1998 and 1999 loss years, partially offset by adverse development in the 1995 loss year. The change in development over the three-year period ended December 31, 2003, reflects a continuing increase in severity caused by the growing size of plaintiff verdicts and settlements.

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

      The TPS have a maturity of thirty years, and bear interest at an annual rate equal to three-month LIBOR plus 4.0%, payable quarterly beginning March 4, 2003. Interest is adjusted on a quarterly basis provided that prior to December 4, 2007, this interest rate shall not exceed 12.5%. The Company may defer payment of interest on the TPS for up to 20 consecutive quarters. The TPS are callable by the Company at par beginning December 4, 2007.

      The average interest rate was 5.31% and 5.42% and interest of $826,000 and $62,000 was incurred for the years ended December 31, 2003 and 2002, respectively. Issuance costs of $451,000 were incurred related to the TPS and included in other assets. Issuance costs are being amortized over 30 years as a component of other expense.

      The Company formed NCRIC Statutory Trust I for the purpose of issuing the TPS. The gross proceeds from issuance were used to purchase Junior Subordinated Deferrable Interest Debentures (the Debentures), from the Company. The Debentures are the sole assets of the NCRIC Statutory Trust
      I. The Debentures have a maturity of 30 years, and bear interest at an annual rate equal to three-month LIBOR plus 4.0%, payable quarterly beginning March 4, 2003. Interest is adjusted on a quarterly basis provided that prior to December 4, 2007, the interest rate shall not exceed 12.5%. The Debentures are callable by the Company at par beginning December 4, 2007. The Debentures are unsecured obligations of the Company and are junior in the right of payment to all future senior indebtedness of the Company. The Debentures and related investment in NCRIC Statutory Trust I have been eliminated in consolidation.

6.    REINSURANCE AGREEMENTS

      The Company has reinsurance agreements that allow the Company to write policies with higher coverage limits than it is individually capable or desirous of retaining by reinsuring the amount in excess of its retention. The Company has both excess of loss treaties and quota share treaties.

      The Company is liable in the event the reinsurers are unable to meet their obligations under these contracts. NCRIC, Inc. holds letters of credit executed by reinsurers in the amount of $1.3 million at December 31, 2003 and 2002. Such letters of credit are issued as security against ceded losses recoverable in the future.

      The effect of reinsurance on premiums written and earned for the years ended are as follows (in thousands):

                                                                  December 31
                                 ------------------------------------------------------------------------------
                                          2003                        2002                        2001
                                 ----------------------      ----------------------      ----------------------
                                 Written        Earned       Written        Earned       Written        Earned
         Direct                  $ 71,365      $ 61,023      $ 51,799      $ 44,113      $ 34,459      $ 28,192
         Ceded
             Current year         (11,162)      (12,833)      (18,409)      (14,429)      (12,238)       (8,992)
             Prior year              (926)         (926)          406           406         1,696         1,696
                                 --------      --------      --------      --------      --------      --------
         Total ceded              (12,088)      (13,759)      (18,003)      (14,023)      (10,542)       (7,296)
                                 --------      --------      --------      --------      --------      --------
         Net premiums before
         renewal credits         $ 59,277      $ 47,264      $ 33,796      $ 30,090      $ 23,917      $ 20,896
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

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

                                                    As of December 31,
                                                     2003         2002
                                                    ------       ------
         Deferred tax assets:
             Unearned Premiums                     $ 2,367      $ 1,670
             Discounted loss reserves                3,805        3,034
             Depreciation and amortization              --          117
             Capital loss carry-forwards                --          150
             Net operating loss                        127           --
             Allowance for doubtful accounts           640          608
             Other                                     210          163
                                                   -------      -------
                                                     7,149        5,742
         Valuation allowance                          (127)          --
                                                   -------      -------
                                                     7,022        5,742

         Deferred tax liabilities
             Unrealized gain on investments           (753)      (1,446)
             Deferred policy acquisition costs        (802)        (503)
             Depreciation and amortization             (64)          --
             Other                                     (96)          (4)
                                                   -------      -------
                                                    (1,715)      (1,953)
                                                   -------      -------

         Net deferred tax assets                   $ 5,307      $ 3,789
                                                   =======      =======

      The income tax (benefit) provision consists of the following (in thousands):

                                               For the Year Ended December 31,
                                              ---------------------------------
                                                2003         2002         2001
                                              -------      -------      -------
         Federal:
             Current                          $(1,919)     $ 2,214      $ 1,734
             Deferred                            (831)      (2,501)      (1,206)
                                              -------      -------      -------
                                               (2,750)        (287)         528
         State:
             Current                               50          (28)          83
             Deferred                               6           (7)         (14)
                                              -------      -------      -------
                                                   56          (35)          69
                                              -------      -------      -------
                Total (benefit) provision     $(2,694)     $  (322)     $   597
                                              =======      =======      =======

      Federal income tax expense differs from that calculated using the established corporate rate primarily due to nontaxable investment income, as follows (in thousands):

                                                   For the Year ended December 31,
                                    ------------------------------------------------------------
                                           2003                  2002                 2001
                                    ------------------     ----------------     ----------------
                                                 % of                 % of                 % of
                                                Pretax               Pretax               Pretax
                                     Amount     Income     Amount    Income     Amount    Income
         Federal income tax
             at statutory rates     $(2,350)      34%      $ 142       34%      $ 740       34%
         Tax-exempt income             (425)       6        (374)     (89)       (259)     (12)
         Dividends received             (25)      --         (87)     (21)        (88)      (4)
         Goodwill                        --       --          --       --         115        5
         Other                          106       (1)         (3)      (1)         89        4
                                    -------      ---       -----      ---       -----      ---
         Income tax at
             effective rates        $(2,694)      39%      $(322)     (77)%     $ 597       27%
                                    =======      ===       =====      ===       =====      ===

      At December 31, 2003, the Company had regular federal net operating loss carryforwards of approximately $374,000 which will begin to expire in 2019. Since the losses are subject to certain limitations under the Internal Revenue Code, a valuation allowance of $127,000 was established to offset the deferred tax asset associated with these net operating loss carryforwards.

8.    EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                          For the Year Ended December 31,
                                                          -------------------------------
                                                            2003        2002       2001
                                                          -------      ------     ------
         Net income (loss)                                $(4,218)     $  742     $1,579
                                                          =======      ======     ======

         Weighted average common shares outstanding -
         basic                                              6,486       6,639      6,587
         Dilutive effect of stock options                      --         140        160
                                                          -------      ------     ------

         Weighted average common shares outstanding -
         diluted                                            6,486       6,779      6,747
                                                          -------      ------     ------

         Net income (loss) per common share:

         Basic                                            $ (0.65)     $ 0.11     $ 0.24
                                                          =======      ======     ======

         Diluted                                          $ (0.65)     $ 0.11     $ 0.23
                                                          =======      ======     ======

      Earnings per share is calculated by dividing the net income by the weighted average shares outstanding for the period. Incremental shares are not included in 2003 because they would be anti-dilutive. The share amounts for periods prior to the conversion and stock offering have been revised to reflect the share exchange ratio applied in the conversion. Prior year share data within the consolidated balance sheet has not been revised for the exchange ratio applied in the conversion.

9.    COMMITMENTS

      NCRIC entered into an operating lease for office space located in Washington, D.C., effective on April 15, 1998. The lease terms are for ten years with a monthly base rent of $35,000 and a 2.0% annual escalator. During 2003, the company entered in to an operating lease for additional office space in Washington, D.C. The lease term is for 54 months with a monthly base rent of $14,000 and a 2.5% annual escalator. The Company also maintains office space in Lynchburg and Richmond, Virginia as well as in Greensboro, North Carolina.

      As of December 31, 2003, the future minimum annual commitments under noncancellable leases are as follows:

         2004                                $  859,000
         2005                                   867,000
         2006                                   887,000
         2007                                   883,000
         2008 and thereafter                    269,000
                                             ----------
                                             $3,765,000
                                             ==========

      Rent expense during the years ended December 31, 2003, 2002, and 2001 was $721,000, $634,000, and $662,000, respectively.

      NCRIC has established four letters of credit to secure specified amounts of appellate bonds for cases, which are in the Commonwealth of Virginia or District of Columbia appellate process. As of December 31, 2003, these letters of credit totaled $4.8 million.

      The Company and its subsidiaries have entered into four employment agreements with certain key employees. These agreements include covenants not to compete and provide for aggregate annual compensation of $992,250.

      In June 2001, NCRIC MSO, Inc. borrowed $1,971,000 from SunTrust Bank to finance payments made in accordance with the purchase of HealthCare Consulting, Inc., HCI

      Ventures, LLC, and Employee Benefits Services, Inc. In September, 2002, the Company pledged securities to collateralize this loan lowering the interest rate from a floating rate of LIBOR plus two and three-quarter percent to plus one and one-half percent. The term of the loan is 3 years. At December 31, 2003, 2002 and 2001, the interest rate was 2.67%, 2.93% and 4.83%, respectively. Principal and interest payments are due on a monthly basis.

10.   BENEFIT PLANS

      Defined Contribution Plans - NCRIC sponsors a defined contribution 401(k) profit-sharing plan. Employees who are 21 years or older and have completed 30 days of service are eligible for participation in the plan. Employees may elect to contribute up to 15% of total compensation, and all contributions are 100% vested. Effective January 1, 2002, both NCRIC MSO plans were merged into NCRIC Group, Inc.'s plan. NCRIC is not required to make matching contributions to the plan, but may make discretionary contributions. Total contributions to the plan by the Company for the years ended December 31, 2003, 2002, and 2001, were $374,000, $328,000, and $145,000, respectively.

      NCRIC MSO sponsored two plans for its employees. The first plan was a defined contribution money purchase plan in which employees who are 21 years or older and have two years of service are eligible to participate. Under the plan, NCRIC MSO contributed 3% of each participant's total annual compensation. All contributions are 100% vested. The contribution by NCRIC MSO for the year ended December 31, 2001, was $67,000.

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

      Stock Option Plan - NCRIC Group, Inc. has a stock option plan for directors and officers of the Company and its subsidiaries whereby awards granted vest evenly over a three to five year period from the date of grant. The options have terms of ten years and an exercise price equal to the fair market value of the common stock at the date of grant.

      NCRIC Group accounts for compensation cost using the intrinsic value based method prescribed by APB Opinion No. 25, "Accounting for Stock Issued to Employees." Accordingly, no compensation expense was recognized since the stock options granted were at an exercise price equal to the fair market value of the common stock on the date the options were granted. Statement of Financial Accounting Standards No. 148, Accounting for Stock-Based Compensation - Transition and Disclosure, requires disclosure of the pro forma net income and earnings per share as if the Company had accounted for its stock options under the fair value method defined in that Statement.

      As a part of the stock offering completed during 2003, the number and exercise price of existing stock options granted to officers and directors of the Company and its subsidiaries were converted at the exchange ratio of 1.8665.

      A summary of the status of the stock option plan as of December 31, 2003 and changes during the year is presented below:

                                             Weighted                 Weighted
                                              Average                  Average
                                             Exercise                 Exercise
                                 Shares        Price    Exercisable     Price
                                --------     --------   -----------   --------

         January 1, 2001          74,000      $ 7.00       24,667      $ 7.00

         December 31, 2001        74,000      $ 7.00       49,334      $ 7.00

         December 31, 2002        74,000      $ 7.00       74,000      $ 7.00

           Stock conversion       64,123      $ 3.75       64,123      $ 3.75
           Granted               392,608      $10.90           --          --
           Exercised             (10,359)     $ 3.75      (10,359)     $ 3.75
           Forfeited              (3,453)     $ 3.75       (3,453)     $ 3.75
                                --------      ------     --------      ------

         December 31, 2003       516,919      $ 9.18      124,311      $ 3.75
                                ========      ======     ========      ======

      The following table summarizes information for options outstanding and exercisable at December 31, 2003:

                               Options Outstanding                    Options Exercisable
                               -------------------                    -------------------
                                            Weighted
                                             Average    Weighted                   Weighted
                                            Remaining   Average                    Average
         Range of Prices      Number       Contractual  Exercise       Number      Exercise
            per Share       Outstanding       Life       Price      Exercisable     Price
         $ 3.75 - $8.49       124,311         5.60       $ 3.75       124,311       $ 3.75
         $8.50 - $11.00       392,608         9.83       $10.90            --           --

      For pro forma disclosure purposes, the fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions for grants made during 2003 and 1999, respectively: risk free rate of return of 4.41% and 3.50%; no dividends granted during the life of the option; volatility factors of the expected market price of the Company's common stock ranging from .386 to .829 and .489 to .843; and an expected life of the option of 9.15 and 10 years. The weighted average fair value of the options granted during 2003 as of the grant date was $6.20.

      Employee Stock Ownership Plan - NCRIC Group, Inc. has an Employee Stock Ownership Plan (ESOP) for employees who have attained age 21 and completed one year of service. As part of the 1999 stock offering, the ESOP borrowed $1.0 million from NCRIC Group, Inc. to purchase 148,000 shares, 276,247 shares on a converted basis, which are held in a trust account for allocation among participants as the loan is repaid. For shares allocated to the accounts of the ESOP participants as the result of payments made to reduce the ESOP loan, the compensation charge is based upon the average fair value of the shares over the service period. Scheduled loan repayments on December 31, 2003, 2002, and 2001 have been made. During the years ended December 31, 2003, 2002, and 2001 contributions were made to the plan of $207,200, $162,800 and $120,000, respectively.

      Stock Award Plans - The Company has established two Stock Award Plans under which certain employees and directors may be awarded restricted common stock vesting over a three to five year period. The trusts established under each of the plans have borrowed funds from the Company to support the purchase of NCRIC Group, Inc. common stock. All of the scheduled loan repayments have been made. In September 2000, the board of directors granted 74,000 shares to certain directors and officers under the original Plan. During August 2003, the Board granted 159,120 shares under the 2003 Stock Award Plan. The Company amortizes compensation expense equal to the fair value of the stock on the date of award evenly over the vesting period. During the years ended December 31, 2003, 2002 and 2001, compensation expense related to the Stock Award Plans was $299,400, $153,800 and $153,800, respectively.

      Executive Deferred Compensation Plan - In 2003 NCRIC established a deferred compensation plan which is a non-qualified, unfunded plan under which the Directors and Officers of NCRIC Group may defer a portion of their compensation. The Company will provide a match for deferrals of 5% of compensation for officers. Deferred amounts are credited with interest at the rate of 6% per year. The matching expense under this plan totaled $49,000 for the year ended December 31, 2003.

11.   STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

      The effects on these GAAP financial statements of the differences between the statutory basis of accounting prescribed or permitted by the District of Columbia Department of Insurance and Securities Regulation (DISR) and GAAP are summarized below (in thousands):

                                                            December 31,
                                                ----------------------------------
                                                  2003         2002         2001
                                                --------     --------     --------
         POLICYHOLDERS' SURPLUS -
               STATUTORY BASIS                  $ 70,372     $ 44,269     $ 32,759
               Fair valuation of investments         904        2,806          474
               Deferred taxes                     (1,771)       3,012        2,726
               Group stock issuance                7,838        7,642        7,353
               Capital contribution                   --      (13,500)          --
               Non-admitted assets and other         636        3,588        1,142
                                                --------     --------     --------

         STOCKHOLDERS' EQUITY - GAAP BASIS      $ 77,979     $ 47,817     $ 44,454
                                                ========     ========     ========


         NET  INCOME (LOSS) - STATUTORY BASIS   $ (4,900)    $ (1,510)    $    593

               Deferred taxes                        810        2,508        1,220
               GAAP consolidation and other         (128)        (256)        (234)
                                                --------     --------     --------

         NET  INCOME (LOSS) - GAAP BASIS        $ (4,218)    $    742     $  1,579
                                                ========     ========     ========

      As of December 31, 2003, 2002, and 2001, statutory capital and surplus for NCRIC was sufficient to satisfy regulatory requirements. Each insurance company is restricted under the applicable Insurance Code as to the amount of dividends it may pay without regulatory consent.

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

      The Company's reportable segments are strategic business units that offer different products and services and therefore are managed separately.

      Selected financial data is presented below for each business segment for the year ended December 31 (in thousands):

                                                      2003          2002          2001
                                                   ---------     ---------     ---------
         Insurance

         Revenues from external customers          $  48,343     $  31,023     $  21,118
         Net investment income                         5,749         5,877         6,087
         Net realized investment gains (losses)        1,901          (131)         (278)
         Depreciation and amortization                 1,378           524           193
         Segment (loss) profit before taxes           (4,844)        1,323         2,834
         Segment assets                              245,137       190,522       152,130
         Segment liabilities                         168,465       138,297       114,424
         Expenditures for segment assets                 410           637           153

         Practice Management Services

         Revenues from external customers          $   4,986     $   5,886     $   6,239
         Net investment income                            15            27            55
         Net realized investment gains                    20            --            --
         Depreciation and amortization                   125           137           555
         Segment (loss) profit before taxes             (210)           83           205
         Segment assets                                8,765         8,290         9,188
         Segment liabilities                           2,981         2,800         3,762
         Expenditures for segment assets                  98            82           247

         Total

         Revenues from external customers          $  53,329     $  36,909     $  27,357
         Net investment income                         5,764         5,904         6,142
         Net realized investment gains (losses)        1,921          (131)         (278)
         Depreciation and amortization                 1,503           661           748
         Segment (loss) profit before taxes           (5,054)        1,406         3,039
         Segment assets                              253,902       198,812       161,318
         Segment liabilities                         171,446       141,097       118,186
         Expenditures for segment assets                 508           719           400

      The following are reconciliations of reportable segment revenues, net investment income, assets, liabilities, and profit to the Company's consolidated totals (in thousands):

                                                                2003          2002          2001
                                                             ---------     ---------     ---------
         Revenues:
         Total revenues from external customers for
         reportable segments                                 $  53,329     $  36,909     $  27,357
          Other income                                             221             8            12
          Elimination of intersegment revenues                     (11)           (6)           (8)
                                                             ---------     ---------     ---------
          Consolidated total                                 $  53,539     $  36,911     $  27,361
                                                             =========     =========     =========

         Net investment income:
          Total investment income for reportable segments    $   5,764     $   5,904     $   6,142
          Elimination of intersegment income                    (1,027)           (4)           (6)
          Other unallocated amounts                              1,272            15            --
                                                             ---------     ---------     ---------
          Consolidated total                                 $   6,008     $   5,915     $   6,136
                                                             =========     =========     =========

         Net realized investment gains (losses):
          Total investment income for reportable segments    $   1,921     $    (131)    $    (278)
          Other unallocated amounts                                  9            --            --
                                                             ---------     ---------     ---------
          Consolidated total                                 $   1,930     $    (131)    $    (278)

         Assets:
          Total assets for reportable segments               $ 253,902     $ 198,812     $ 161,318
          Elimination of intersegment receivables               (2,162)       (1,324)       (1,675)
          Elimination of affiliate receivables                   1,397           120         1,139
          Other unallocated amounts                              9,409         5,079           220
                                                             ---------     ---------     ---------
          Consolidated total                                   262,546     $ 202,687     $ 161,002
                                                             =========     =========     =========

         Liabilities:
          Total liabilities for reportable segments          $ 171,446     $ 141,097     $ 118,186
          Elimination of intersegment payables                  (2,162)       (1,324)       (1,675)
          Other liabilities                                     15,283        15,097            37
                                                             ---------     ---------     ---------
          Consolidated total                                 $ 184,567     $ 154,870     $ 116,548
                                                             =========     =========     =========

          Profit (loss)  before taxes:
          Total profit (loss)for reportable segments         $  (5,054)    $   1,406     $   3,039
          Other unallocated amounts                             (1,858)         (986)         (863)
                                                             ---------     ---------     ---------
          Consolidated total                                 $  (6,912)    $     420     $   2,176
                                                             =========     =========     =========

13.   TRANSACTIONS WITH AFFILIATES

      NCRIC MSO rented an office building for one of its divisions from a partnership whose partners are HealthCare Consulting senior executives. The lease terminated October 31, 2002. For this property, NCRIC MSO paid approximately $57,000 in rent for the year ended December 31, 2002 and $62,000 for the year ended December 31, 2001.

      During 2003, 2002, and 2001, members of the Company's Board of Directors paid NCRIC MSO approximately $176,000, $163,000 and $183,000, respectively, for practice management related services.

14.   SUBSEQUENT EVENT

      On February 13, 2004, a District of Columbia Superior Court jury returned a verdict in favor of Columbia Hospital for Women Medical Center, Inc. (CHW) in the premium collection litigation between NCRIC, Inc. and CHW. The verdict came in a civil action stemming from NCRIC, Inc.'s efforts to collect payment for nearly $3 million in premiums that the Company alleges it is owed by CHW under a contract with the hospital that expired in 2000. The jury rejected the claim by NCRIC, Inc. and returned a verdict in favor of CHW counterclaims. The jury awarded $18.2 million in damages to CHW.

      The verdict was entered as a judgment on February 20, 2004. On March 5, 2004, NCRIC filed post-trial motions for judgment as a matter of law and, in the alternative, for a new trial. As a result of these post-trial motions, the judgment is not final, and jurisdiction with respect to the verdict remains with the trial judge. In connection with the filing of post-trial motions, NCRIC secured a $19.5 million appellate bond and associated letter of credit. No amounts have been drawn upon the letter of credit as of March 5, 2004. After the post-trial motions have been ruled upon by the judge, any judgment will be entered as final, but subject to appeal. No liability has been accrued in these financial statements for any possible loss arising from this litigation because the judgment is not yet final and remains with the trial judge and, NCRIC believes that it has meritorious defenses and that it is not probable that the preliminary judgment will prevail, nor is any potential final outcome reasonably estimable at this time. Legal expenses to be incurred for this litigation in 2004 are estimated to be approximately $750,000. The expenses associated with the $19.5 million appellate bond and associated letter of credit are estimated to be approximately $300,000. Such expenses are not accrued in the 2003 financial statements.

15.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of unaudited quarterly results of operations for 2003, 2002 and 2001 For the earnings per share calculations, the share amounts for periods prior to the conversion and stock offering have been revised to reflect the share exchange ratio applied in the conversion):

         Year Ended December 31, 2003
                                                      FIRST          SECOND           THIRD          FOURTH
                                                    --------        --------        --------        --------
         Premiums earned and other revenues         $ 13,177        $ 12,599        $ 13,954        $ 13,595
         Net investment income                         1,322           1,389           1,657           1,640
         Realized investment gains                       199           1,155             498              78
         Net income (loss)                               514             542             370          (5,644)

         Basic earnings per share of common
         stock                                      $   0.08        $   0.08        $   0.06        $  (0.89)
         Diluted earnings per share of common
         stock                                      $   0.08        $   0.08        $   0.06        $  (0.89)

         Year Ended December 31, 2002
                                                      FIRST          SECOND           THIRD          FOURTH
                                                    --------        --------        --------        --------
         Premiums earned and other revenues         $  8,339        $  8,702        $  9,478        $ 10,392
         Net investment income                         1,550           1,524           1,444           1,397
         Realized investment gains (losses)              (36)           (574)              6             473
         Net income (loss)                               534             198            (791)            801

         Basic earnings per share of common
         stock                                      $   0.08        $   0.03        $  (0.12)       $   0.12
         Diluted earnings per share of common
         stock                                      $   0.08        $   0.03        $  (0.12)       $   0.12

         Year Ended December 31, 2001
                                                      FIRST          SECOND           THIRD          FOURTH
                                                    --------        --------        --------        --------
         Premiums earned and other revenues         $  6,494        $  6,397        $  6,909        $  7,561
         Net investment income                         1,558           1,538           1,521           1,519
         Realized investment gains (losses)               95               2              97            (472)
         Net income (loss)                               930             315             646            (312)

         Basic earnings per share of common
         stock                                      $   0.14        $   0.05        $   0.10        $  (0.05)
         Diluted earnings per share of common
         stock                                      $   0.14        $   0.05        $   0.10        $  (0.05)

NCRIC GROUP, INC. AND SUBSIDIARIES                                    SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2003 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                                AMOUNT AT
                                                                                             WHICH SHOWN IN
TYPE OF INVESTMENT                                          COST (1)            VALUE         BALANCE SHEET
Fixed Maturities:
United States Government and government
   agencies and authorities                                 $ 29,328          $ 29,285          $ 29,285
States, municipalities, and political subdivisions            35,329            37,158            37,158
All other corporate bonds                                     41,773            41,300            41,300
Asset and mortgage-backed securities                          55,446            55,001            55,001
Redeemable preferred stocks                                       --                --                --
                                                            --------          --------          --------
     Total fixed maturities                                  161,876           162,744           162,744

Equity securities:
Industrial, miscellaneous, and all other                      10,269            11,613            11,613
Nonredeemable preferred stocks                                    --                --                --
                                                            --------          --------          --------
     Total equity securities                                  10,269            11,613            11,613

     Total investments                                      $172,145          $174,356          $174,356
                                                            ========          ========          ========

(1) Original cost of equity securities, and, as to fixed maturities, original costs reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

NCRIC GROUP, INC. AND SUBSIDIARIES (PARENT ONLY)                     SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEET
AS OF DECEMBER 31, 2003 AND 2002 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                  2003        2002
ASSETS

INVESTMENTS:
          Investments in subsidiaries*                           $82,920     $58,179
          Bonds                                                    7,403       3,392
                                                                 -------     -------
              Total investments                                   90,323      61,571

OTHER ASSETS:
      Cash and cash equivalents                                      296          99
      Receivables                                                     76          60
      Property and equipment, net                                    895         973
      Due from subsidiaries*                                       1,397         120
      Other assets                                                   741         555
                                                                 -------     -------

TOTAL ASSETS                                                     $93,728     $63,378
                                                                 =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

      Junior Subordinated Deferrable Interest Debentures         $15,464     $15,464
      Other liabilities                                              285          97
                                                                 -------     -------

TOTAL LIABILITIES                                                 15,749      15,561
                                                                 -------     -------

STOCKHOLDERS' EQUITY:
      Common stock                                                    70          37
      Other stockholders' equity, including unrealized gains
           or losses on securities of subsidiaries                77,909      47,780
                                                                 -------     -------

TOTAL STOCKHOLDERS' EQUITY                                        77,979      47,817
                                                                 -------     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $93,728     $63,378
                                                                 =======     =======

*     Eliminated in consolidation.

See notes to condensed financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES (PARENT ONLY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                     2003       2002      2001
REVENUES:
      Net investment income                        $   272    $    16    $   --
      Dividends from subsidiaries*                   1,000      1,750     1,500
      Other income                                      15          7        12
                                                   -------    -------    ------

              Total revenues                         1,287      1,773     1,512
                                                   -------    -------    ------

EXPENSES:
      Interest expense                                 826         62        --
      Other operating expenses                         663        608       875
                                                   -------    -------    ------

              Total expenses                         1,489        670       875
                                                   -------    -------    ------

INCOME BEFORE EQUITY IN UNDISTRIBUTED
      EARNINGS OF SUBSIDIARIES                        (202)     1,103       637

Equity in undistributed earnings of subsidiaries    (4,016)      (361)      942
                                                   -------    -------    ------

NET INCOME                                         $(4,218)   $   742    $1,579
                                                   =======    =======    ======

*     Eliminated in consolidation.

See notes to condensed financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES (PARENT ONLY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2003 AND 2002 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                 2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                               $ (4,218)     $    742
      Adjustments to reconcile net income
          to net cash flows from operating activities:
      Equity in undistributed earnings of subsidiaries                            4,016           361
      Net realized investment gains                                                  (8)           --
      Amortization and depreciation                                                 199           106
      Stock released for coverage of benefit plans                                  546           319
      Other changes in assets and liabilities:                                   (1,276)          639
                                                                               --------      --------

              Net cash flows provided by (used in) operating activities            (741)        2,167
                                                                               --------      --------

CASH FLOWS USED IN INVESTING ACTIVITIES:
      Purchases of investments                                                   (9,059)       (3,392)
      Sales, maturities and redemptions of securities                             4,982            --
      Conversion of holding company                                                (254)           --
      Investment in subsidiaries                                                (30,075)      (13,960)
      Purchases of property and equipment                                           (89)         (175)
                                                                               --------      --------

              Net cash flows used in investing activities                       (34,495)      (17,527)
                                                                               --------      --------

CASH FLOWS PROVIDED BY FINANCING ACTIVITIES:
      Net proceeds from Junior Subordinated Deferrable Interest Debentures           --        15,464
      Net proceeds from public stock offering                                    35,783            --
      Payments to acquire treasury stock                                           (350)          (30)
                                                                               --------      --------

                    Net cash flows provided by financing activities              35,433        15,434

NET CHANGE IN CASH AND CASH EQUIVALENTS                                             197            74
                                                                               --------      --------

CASH AND CASH EQUIVALENTS,
      BEGINNING OF YEAR                                                              99            25
                                                                               --------      --------

CASH AND CASH EQUIVALENTS,
      END OF YEAR                                                              $    296      $     99
                                                                               ========      ========

SUPPLEMENTARY INFORMATION:
      Interest paid                                                            $    830      $     --
                                                                               ========      ========

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
NCRIC GROUP, INC. AND SUBSIDIARIES (PARENT ONLY)
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002 AND 2001

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes of NCRIC Group, Inc. and Subsidiaries.

I. REORGANIZATION

On June 24, 2003, a plan of conversion and reorganization was approved by the members of NCRIC, A Mutual Holding Company and by the shareholders of NCRIC Group, Inc.(Group). In the conversion and related stock offering, NCRIC, A Mutual Holding Company offered for sale its 60% ownership interest in NCRIC Group, Inc. As a result of the conversion and stock offering, NCRIC, A Mutual Holding Company ceased to exist, and NCRIC Group, Inc. became a fully public company. See Note 2 of the Notes to the Consolidated Financial Statements.

On December 31, 1998, National Capital Reciprocal Insurance Company consummated its plan of reorganization from a reciprocal insurer to a stock insurance company and became a wholly owned subsidiary of Group, and converted into NCRIC, Inc. Group was organized in December, 1998,

II. BASIS OF PRESENTATION

In Group's financial statements, investment in subsidiaries is stated at cost plus equity in undistributed earnings of subsidiaries since date of reorganization plus unrealized gains and losses of subisidiaries' investments.

III. INVESTMENTS

See Investments in the Consolidated Financial Statements and in Note 3 of the Notes to the Consolidated Financial Statements.

IV. JUNIOR SUBORDINATED DEFERRABLE INTEREST DEBENTURES

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

VII. ACCOUNTING CHANGES

For information concerning new accounting standards adopted in 2003 and 2002, see Note 1 of the Notes to the Consolidated Financial Statements.

NCRIC GROUP, INC. AND SUBSIDIARIES                                  SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
DECEMBER 31, 2003, 2002, AND 2001 (IN THOUSANDS)
--------------------------------------------------------------------------------


               DEFERRED       FUTURE POLICY                OTHER POLICY
                POLICY      BENEFITS, LOSSES,               CLAIMS AND
              ACQUISITION      CLAIMS, AND      UNEARNED     BENEFITS     PREMIUM
SEGMENT          COSTS        LOSS EXPENSES     PREMIUMS      PAYABLE     REVENUE
-------          -----        -------------     --------      -------     -------
Insurance:
2003            $2,358          $125,991        $34,553        $   --     $47,264

2002            $1,480          $104,022        $24,211        $   --     $30,098

2001            $  851          $ 84,560        $17,237        $   --     $20,603

                                       AMORTIZATION
                            BENEFITS,  OF DEFERRED
                  NET      LOSSES AND     POLICY        OTHER
              INVESTMENT      LOSS      ACQUISITION   OPERATING    PREMIUMS
SEGMENT         INCOME      EXPENSES       COSTS       EXPENSES    WRITTEN
-------         ------      --------       -----       --------    -------
Insurance:
2003            $6,008       $50,473       $4,360       $6,003     $71,365

2002            $5,915       $26,829       $2,890       $5,728     $51,799

2001            $6,136       $18,858       $1,337       $3,890     $34,459

NCRIC GROUP, INC. AND SUBSIDIARIES                                   SCHEDULE IV
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                     CEDED       ASSUMED              PERCENTAGE
PROPERTY AND             GROSS     TO OTHER    FROM OTHER      NET    OF ASSUMED
LIABILITY INSURANCE      AMOUNT    COMPANIES    COMPANIES     AMOUNT    TO NET
-------------------      ------    ---------    ---------     ------    ------

2003                    $61,023    $(13,759)     $   --      $47,264      0%

2002                    $44,113    $(14,023)     $   --      $30,090      0%

2001                    $28,192    $ (7,296)     $   --      $20,896      0%

NCRIC GROUP, INC. AND SUBSIDIARIES                                    SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2003 AND 2002 (IN THOUSANDS)
--------------------------------------------------------------------------------

                            BALANCE AT    CHARGED TO                    BALANCE
                            BEGINNING      COSTS AND                    AT END
      DESCRIPTION            OF YEAR       EXPENSES     DEDUCTIONS      OF YEAR
      -----------            -------       --------     ----------      -------
2003
Allowance for Doubtful
   Accounts                   $1,924        $  486        $(528)        $1,882

2002
Allowance for Doubtful
   Accounts                   $  562        $1,367        $  (5)        $1,924

NCRIC GROUP, INC. AND SUBSIDIARIES                                   SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE COMPANIES
FOR THE YEARS ENDED DECEMBER 31, 2003, 2002, AND 2001
(IN THOUSANDS)
--------------------------------------------------------------------------------


             DEFERRED        RESERVE FOR
              POLICY        UNPAID CLAIMS                      NET        NET
           ACQUISITION       AND CLAIM          UNEARNED     PREMIUMS  INVESTMENT
               COSTS     ADJUSTMENT EXPENSES    PREMIUMS      EARNED     INCOME
               -----     -------------------    --------      ------     ------
2003          $2,358          $125,991          $34,553      $47,264     $6,008

2002          $1,480          $104,022          $24,211      $30,098     $5,915

2001          $  851          $ 84,560          $17,237      $20,603     $6,136

                                       AMORTIZATION
                  LOSS AND LOSS         OF DEFERRED      PAID LOSS
               ADJUSTMENT EXPENSES        POLICY         AND LOSS
                 RELATED TO: (1)        ACQUISITION      ADJUSTMENT     PREMIUMS
           CURRENT YEAR   PRIOR YEAR       COSTS        EXPENSES (1)     WRITTEN
           ------------   ----------       -----        ------------     -------
2003          $44,588       $ 5,885       $4,360          $30,765        $71,365

2002          $24,063       $ 2,766       $2,890          $20,155        $51,799

2001          $23,056       $(4,198)      $1,337          $17,744        $34,459

(1)   Loss and loss adjustment expenses shown net of reinsurance

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A. Controls and Procedures

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

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information included in NCRIC Group, Inc.'s Proxy Statement for its 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

      Information included in NCRIC Group, Inc.'s Proxy Statement for its 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information included in NCRIC Group, Inc.'s Proxy Statement for its 2004 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      None.

Item 14. Principal Accountant Fees and Services

      Information included in NCRIC Group, Inc.'s Proxy Statement for its 2004 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K:

(a)(1) Financial Statements. The following consolidated financial statements of NCRIC Group, Inc. and subsidiaries are included herein in accordance with Item 8 of Part II of this report.

Independent Auditors' Report

Consolidated Balance Sheets as of December 31, 2003 and 2002

Consolidated Statements of Operations for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2003, 2002 and 2001

Consolidated Statements of Cash Flows for the Years Ended December 31, 2003, 2002 and 2001

Notes to Consolidated Financial Statements for the Years Ended December 31, 2003, 2002 and 2001

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

      III.  Supplementary Insurance Information

      IV.   Reinsurance

      V.    Valuation and Qualifying Accounts

      VI. Supplemental Information Concerning Property-Casualty Insurance Companies

(b) Reports on Form 8-K.

      On November 11, 2003 the Registrant filed a Current Report on Form 8-K, pursuant to Item 12, to report the issuance of a press release announcing earnings for the quarter ended September 30, 2003. The press release was included as an exhibit to the Current Report.

(c) Exhibits.

      The following exhibits are filed as part of this report or are incorporated by reference to other filings.

      3.1   Certificate of Incorporation of NCRIC Group, Inc. (1)

      3.2   Bylaws of NCRIC Group, Inc.(2)

      10.1  Stock Option Plan (3)

      10.2  Stock Award Plan (3)

      10.3  NCRIC Group, Inc. 2003 Stock Option Plan (4)

      10.4  NCRIC Group, Inc. 2003 Stock Award Plan (4)

      10.5 Employment Agreement between NCRIC Group, Inc., NCRIC Inc., and R. Ray Pate, Jr. (5)

      10.6 Employment Agreement between NCRIC Group, Inc, NCRIC, Inc. and Rebecca B. Crunk (5)

      10.7  Employment Agreement between NCRIC Group, Inc. and Stephen S. Fargis
            (6)

      10.8  Employment Agreement with William E. Burgess (2)

      10.9  Lease (3)

      10.10 Amendment to Lease (3)

      10.11 Administrative Services Agreement

      10.12 Tax Sharing Agreement

      21    Subsidiaries

      23.2  Consent of Deloitte & Touche LLP

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32 Certification of Chief Executive Officer and Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

----------

      (1) Incorporated by reference to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed with the Commission on May 12, 2003.

      (2) Incorporated by reference to the Registration Statement on Form S-1 filed with the Commission on March 25, 2003.

      (3) Incorporated by reference to the Registrant's Registration Statement on Form SB-2 (File No. 333- 69537) filed with the Commission on December 23, 1998 and subsequently amended on April 15, 1999, March 12, 1999 and May 7, 1999.

      (4) Incorporated by reference to the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders filed with the Commission on May 19, 2003.

      (5) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-25505), originally filed with the Commission on March 27, 2002.

      (6) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-25505), originally filed with the Commission on March 23, 2001.

(d) Not applicable.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NCRIC Group, Inc.


Date: March 25, 2004                    By: /s/ R. Ray Pate, Jr.
                                            ------------------------------------
                                                R. Ray Pate, Jr.
                                                Vice Chairman, President and
                                                Chief Executive Officer
                                                (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

          Signatures                               Title                         Date
          ----------                               -----                         ----

/s/ Nelson P. Trujillo                  Chairman of the Board of            March 25, 2004
--------------------------------        Directors
Nelson P. Trujillo, M.D.


/s/ R. Ray Pate, Jr.                    Vice Chairman of the Board of       March 25, 2004
--------------------------------        Directors, President and Chief
R. Ray Pate, Jr.                        Executive Officer (Principal
                                        Executive Officer)


/s/ Rebecca B. Crunk                    Senior Vice President and Chief     March 25, 2004
--------------------------------        Financial Officer (Principal
Rebecca B. Crunk                        Financial and Accounting
                                        Officer)


/s/ Vincent C. Burke                    Director                            March 25, 2004
--------------------------------
Vincent C. Burke, III


/s/ Pamela W. Coleman                   Director                            March 25, 2004
--------------------------------
Pamela W. Coleman, M.D.


/s/ Martin W.  Dukes, Jr.               Director                            March 25, 2004
--------------------------------
Martin W. Dukes, Jr. , M.D.


/s/ Leonard M. Glassman                 Director                            March 25, 2004
--------------------------------
Leonard M. Glassman, M.D.


/s/ Luther W. Gray, Jr.                 Director                            March 25, 2004
--------------------------------
Luther W. Gray, Jr., M.D.


/s/ Prudence P. Kline                   Director                            March 25, 2004
--------------------------------
Prudence P. Kline, M.D.


/s/ Edward G. Koch                      Director                            March 25, 2004
--------------------------------
Edward G. Koch, M.D.


/s/Stuart A. McFarland                  Director                            March 25, 2004
--------------------------------
Stuart A. McFarland


/s/ J. Paul McNamara                    Director                            March 25, 2004
--------------------------------
J. Paul McNamara


/s/ Leonard M. Parver                   Director                            March 25, 2004
--------------------------------
Leonard M. Parver, M.D.


/s/ Frank Ross                          Director                            March 25, 2004
--------------------------------
Frank Ross


/s/ David M. Seitzman                   Director                            March 25, 2004
--------------------------------
David M. Seitzman, M.D.