Form 10-Q
period 2004-03-31
NCRIC GROUP INC
filed 2004-05-12
CIK 1075343

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934

                  For the quarterly period ended March 31, 2004
                         Commission File Number: 0-25505

[LOGO(SM)]                      NCRIC Group, Inc.

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

      Yes |X| No |_|

      Indicate by check mark whether the registrant is an accelerated filer as defined in Rule 12b-2 of the Exchange Act.

      Yes |_| No |X|

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 1, 2004, there were 6,898,865 shares of NCRIC Group, Inc. common stock outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

                                                                                        March 31, 2004  December 31, 2003
ASSETS                                                                                    (unaudited)
INVESTMENTS:
       Securities available for sale, at fair value:
            Bonds and U.S.Treasury Notes (Amortized cost $170,306 and $161,876)            $ 173,470        $ 162,744
            Equity securities (Cost $18,316 and $10,269)                                      19,844           11,613
                                                                                           ---------        ---------
                 Total securities available for sale                                         193,314          174,357

OTHER ASSETS:
       Cash and cash equivalents                                                               8,602            9,978
       Reinsurance recoverable                                                                52,752           48,100
       Goodwill, net                                                                           7,296            7,296
       Premiums and accounts receivable, net                                                   6,177            9,333
       Deferred income taxes                                                                   4,831            5,307
       Other assets                                                                            8,030            8,175
                                                                                           ---------        ---------

TOTAL ASSETS                                                                               $ 281,002        $ 262,546
                                                                                           =========        =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
       Losses and loss adjustment expenses:
            Losses                                                                         $  91,032        $  87,778
            Loss adjustment expenses                                                          39,202           38,213
                                                                                           ---------        ---------
                 Total losses and loss adjustment expenses                                   130,234          125,991
       Other liabilities:
            Retrospective premiums accrued under
                 reinsurance treaties                                                          1,876            1,809
            Unearned premiums                                                                 48,960           34,553
            Advance premiums                                                                     248            3,110
            Reinsurance premiums payable                                                         476            1,538
            Bank debt                                                                            109              289
            Trust Preferred Securities                                                        15,000           15,000
            Other liabilities                                                                  3,797            2,277
                                                                                           ---------        ---------
TOTAL LIABILITIES                                                                            200,700          184,567
                                                                                           ---------        ---------

STOCKHOLDERS' EQUITY:
       Common stock $0.01 par value - 12,000,000 shares authorized;
            6,898,865 shares issued and outstanding (net of 33,339 treasury
            shares)                                                                               70               70
       Preferred stock $0.01 par value - 1,000,000 shares authorized, 0 shares issued             --               --
       Additional paid in capital                                                             48,993           48,962
       Unallocated common stock held by the ESOP                                              (2,582)          (2,616)
       Common stock held by the stock award plan                                              (1,494)          (1,594)
       Accumulated other comprehensive income                                                  3,097            1,461
       Retained earnings                                                                      32,568           32,046
       Treasury stock, at cost                                                                  (350)            (350)
                                                                                           ---------        ---------

TOTAL STOCKHOLDERS' EQUITY                                                                    80,302           77,979
                                                                                           ---------        ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 281,002        $ 262,546
                                                                                           =========        =========

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                      Three Months Ended March 31,
                                                          2004          2003
REVENUES:
       Net premiums earned                               $16,150      $ 11,449
       Net investment income                               1,670         1,322
       Net realized investment gains                         333           199
       Practice management and related income              1,224         1,375
       Other income                                          237           353
                                                         -------      --------

                 Total revenues                           19,614        14,698
                                                         -------      --------

EXPENSES:
       Losses and loss adjustment expenses                13,075         9,583
       Underwriting expenses                               3,533         2,471
       Practice management and related expenses            1,234         1,403
       Interest expense                                      202           201
       Other expenses                                        952           442
                                                         -------      --------

                 Total expenses                           18,996        14,100
                                                         -------      --------

INCOME BEFORE INCOME TAXES                                   618           598
                                                         -------      --------

INCOME TAX PROVISION                                          96            84
                                                         -------      --------

NET INCOME                                               $   522      $    514
                                                         =======      ========

OTHER COMPREHENSIVE INCOME (LOSS)                          1,636          (137)
                                                         -------      --------

COMPREHENSIVE INCOME                                     $ 2,158      $    377
                                                         =======      ========

Net income per common share:

Basic:
       Average shares outstanding                          6,337         6,679
                                                         -------      --------
       Earnings Per Share                                $  0.08      $   0.08
                                                         =======      ========
Diluted:
       Weighted average shares outstanding                 6,337         6,679
       Dilutive effect of stock options                      277           134
                                                         -------      --------
       Weighted average shares outstanding -diluted        6,614         6,813
                                                         -------      --------
       Earnings Per Share                                $  0.08      $   0.08
                                                         =======      ========

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)

                                                                        Three Months Ended March 31,
                                                                             2004           2003
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                          $    522       $    514
       Adjustments to reconcile net income
            to net cash flows from operating activities:
                 Net realized investment gains                                 (333)          (199)
                 Amortization and depreciation                                  498            234
                 Deferred income taxes                                         (367)          (569)
                 Stock released for coverage of benefit plans                   165             92
                 Changes in assets and liabilities:
                      Reinsurance recoverable                                (4,652)          (202)
                      Premiums and accounts receivable                        3,156         (7,263)
                      Other assets                                              237           (630)
                      Losses and loss adjustment expenses                     4,243          4,362
                      Retrospective premiums accrued under
                           reinsurance treaties                                  67             --
                      Unearned premiums                                      14,407         14,528
                      Advance premium                                        (2,862)        (2,800)
                      Reinsurance premium payable                            (1,062)          (564)
                      Other liabilities                                       1,520          2,907
                                                                           --------       --------

                      Net cash flows provided by operating activities        15,539         10,410
                                                                           --------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investments                                             (46,039)       (44,757)
       Sales, maturities and redemptions of investments                      29,545         42,882
       Purchases of property and equipment                                     (241)           (83)
                                                                           --------       --------

                      Net cash flows used in investing activities           (16,735)        (1,958)
                                                                           --------       --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of long-term debt                                             (180)          (173)
                                                                           --------       --------

                      Net cash flows used in financing activities              (180)          (173)
                                                                           --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                      (1,376)         8,279
                                                                           --------       --------

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                                                    9,978         10,550
                                                                           --------       --------

CASH AND CASH EQUIVALENTS,
       END OF PERIOD                                                       $  8,602       $ 18,829
                                                                           ========       ========

SUPPLEMENTARY INFORMATION:
       Cash paid for income taxes                                          $     --       $     --
                                                                           ========       ========
       Interest paid                                                       $    204       $    211
                                                                           ========       ========

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements for the three-month period ended March 31, 2004 - unaudited

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

      Operating results for the three-month period ended March 31, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of NCRIC Group, Inc. (NCRIC Group) for the year ended December 31, 2003, which were filed with the Securities and Exchange Commission on Form 10-K.

2.    Reportable Segment Information

      NCRIC Group has one reportable segment: Insurance. The insurance segment provides medical professional liability and other insurance. The reportable segment is a strategic business unit that offers products and services and is therefore managed separately. NCRIC Group evaluates performance based on profit or loss before income taxes. In previous periods, NCRIC Group reported a second segment, Practice Management Services. As noted in the Form 10-K for the year ended December 31, 2003, effective beginning in 2004 NCRIC Group will no longer report this business as a separate segment. The Insurance segment revenue has grown significantly over the past several years while the practice management revenue has not experienced the same growth. As a result, the practice management revenue constitutes less than 10% of consolidated revenues and, therefore, no longer meets the GAAP criteria for segment reporting. The 2003 data has been reclassified to reflect this change in reportable segments. Selected financial data is presented for the business segment at or for the three-month period ended March 31, 2004 and 2003 (in thousands):

                                                 At or For the Three Months
                                                      Ended March 31,
                                                   -----------------------
                                                     2004           2003
                                                   --------       --------

      Insurance Segment

      Revenues from external customers             $ 16,369       $ 11,729
      Net investment income                           1,571          1,287
      Depreciation and amortization                     447            204
      Segment profit before taxes                     1,317          1,056
      Segment assets                                263,824        219,575
      Segment liabilities                           184,614        166,674
      Expenditures for segment assets                   149             49

      The following are reconciliations of reportable segment assets, liabilities, revenues, net investment income, and profit before taxes to NCRIC Group's consolidated totals (in thousands):

                                                          At or For the Three Months
                                                                Ended March 31,
                                                           -------------------------
                                                             2004            2003
                                                           ---------       ---------
           Assets:
            Total assets for reportable segment            $ 263,824       $ 219,575
            Other unallocated amounts                         17,178          12,010
                                                           ---------       ---------
            Consolidated total                             $ 281,002       $ 231,585
                                                           =========       =========

           Liabilities:
             Total liabilities for reportable segment      $ 184,614       $ 166,674
             Other liabilities                                16,086          16,625
                                                           ---------       ---------
               Consolidated total                          $ 200,700       $ 183,299
                                                           =========       =========

           Revenues from external customers:
            Total revenues for reportable segment          $  16,369       $  11,729
            Other income                                       1,242           1,448
                                                           ---------       ---------
            Consolidated total                             $  17,611       $  13,177
                                                           =========       =========

           Net investment income:
            Total investment income for
               reportable segment                          $   1,571       $   1,287
            Other investment income                               99              35
                                                           ---------       ---------
           Consolidated total                              $   1,670       $   1,322
                                                           =========       =========
           Profit before taxes:
            Total profit for reportable segment            $   1,317       $   1,056
            Other expenses, net                                 (699)           (458)
                                                           ---------       ---------
            Consolidated total                             $     618       $     598
                                                           =========       =========

3.    Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                For the Three Months
                                                   Ended March 31,
                                                 ------------------
                                                  2004        2003
                                                 ------      ------
      Net income                                 $  522      $  514
                                                 ======      ======

      Weighted average common
               shares outstanding - basic         6,337       6,679
      Dilutive effect of stock options
               and awards                           277         134
                                                 ------      ------
       Weighted average common
               shares outstanding - diluted       6,614       6,813
                                                 ======      ======

      Net income per common share:

      Basic                                      $ 0.08      $ 0.08
                                                 ======      ======

      Diluted                                    $ 0.08      $ 0.08
                                                 ======      ======

      Earnings per share is calculated by dividing the net income by the weighted average shares outstanding. The share amounts for the first quarter of 2003, prior to the June, 2003 conversion and stock offering, have been revised to reflect the share exchange ratio of 1.8665 applied in the conversion.

4.    Litigation

      On February 13, 2004, a District of Columbia Superior Court jury returned a verdict in favor of Columbia Hospital for Women Medical Center, Inc.
      (CHW) in the premium collection litigation between NCRIC, Inc. and CHW. The verdict came in a civil action stemming from NCRIC, Inc.'s efforts to collect payment for nearly $3 million in premiums that NCRIC alleges it is owed by CHW under a contract with CHW that expired in 2000. The jury ruled against the claim by NCRIC, Inc. and returned a verdict of $18.2 million in favor of CHW counterclaims.

      The verdict was entered as a judgment on February 20, 2004. On March 5, 2004, NCRIC filed post-trial motions for judgment as a matter of law and, in the alternative, for a new trial. As a result of these post-trial motions, the judgment is not final, and jurisdiction with respect to the verdict remains with the trial judge. No decision has yet been rendered on the post-trial motions. In connection with the filing of post-trial motions, NCRIC secured a $19.5 million appellate bond and associated letter of credit. The amount of the bond represents the verdict plus a projection of post-trial interest. No amounts have been drawn upon the letter of credit as of May 12, 2004. After the post-trial motions have been ruled upon by the judge, any judgment will be entered as final, but subject to appeal. No liability has been accrued in these financial statements for any possible loss arising from this litigation because the judgment is not yet final and remains with the trial judge and, NCRIC believes that it has meritorious defenses and that it is not probable that the preliminary judgment will prevail, nor is any potential final outcome reasonably estimable at this time. Legal expenses to be incurred for this litigation in 2004 are estimated to be approximately $750,000. The expenses associated with the $19.5 million appellate bond and associated letter of credit are estimated to be approximately $300,000.

      Expenses incurred during the first quarter of 2004 for the trial portion of the litigation were $503,000, reported as a component of underwriting expenses, and for post-trial costs were $370,000 reported as a component of other expenses. NCRIC Group, Inc. has indemnified NCRIC, Inc. for post-trial costs expected to be incurred in 2004 and for any potential final judgment up to $5.5 million after-tax, on an after-tax basis.

Item 2. Management's Discussion and Analysis of Results of Operations and Financial Condition

      The following analysis of the consolidated results of operations and financial condition of NCRIC Group should be read in conjunction with the condensed consolidated financial statements and related notes included in this Form 10-Q. References to "NCRIC" mean NCRIC Group and its subsidiaries.

General

      The financial statements and data presented in the Form 10-Q have been prepared in accordance with accounting principles generally accepted in the United States of America, GAAP, unless otherwise noted. GAAP differs from statutory accounting practices used by regulatory authorities in their oversight responsibilities of insurance companies.

      There have been no material changes to our accounting policies during the quarter ended March 31, 2004. Following is a condensed summary of key financial concepts and of those accounting policies which we believe to be the most critical. That is, these are most important to the portrayal of our financial condition and results of operations and they require management's most complex judgments, including the need to make estimates about the effect of insurance losses and other matters that are inherently uncertain.

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

      Goodwill. Our goodwill asset, $7.3 million as of March 31, 2004, resulted from the 1999 acquisition of three businesses which now operate as divisions of NCRIC MSO, Inc., a subsidiary of Group. Our goodwill impairment testing under SFAS 142 concludes that the goodwill asset was not impaired as of March 31, 2004. This impairment test utilizes a discounted cash flow analysis and therefore is dependent upon the use of estimates and informed judgments as to future performance of the underlying businesses as well as market conditions. The result of the current analysis indicates the value of the business is not significantly in excess of the threshold for indication of impairment. If future circumstances require use of more negative assumptions than used in the current analysis, the goodwill asset would be determined to be impaired.

Overview

      First quarter 2004 results were driven by a few key factors: earned premium growth, moderation of claims frequency, realized investment gains and litigation expenses. The positive business indicators of higher premiums and claims moderation were largely offset by the litigation expenses. Book value per share as of March 31, 2004 stood at $11.64 compared to $11.30 at December 31, 2003.

      In April, the A. M. Best Company reaffirmed their rating of A- (excellent) with a stable outlook for NCRIC, Inc.

      As measured by premium, 44% of our policies have effective dates in the first quarter of the year. In the first quarter, approximately 90% of policies eligible for renewal did renew. As we have reported previously, in the first quarter we began non-renewing policies in the West Virginia market at the end of each policy term. We continue to see market pressures drive physicians to look for less costly coverage alternatives, such as reducing their medical practice specialty classification and alternative risk financing. As a result of non-renewals initiated by NCRIC, both from the annual underwriting process and from West Virginia, combined with attrition, the overall number of insurance policies in force went down during the quarter. Nevertheless, earned premiums grew due to the rate level increases and new business written in the past year.

      Claims frequency, as measured by the number of claims reported, declined in the first quarter of 2004 compared to the first quarter of 2003 and in comparison to the 2003 full year quarterly average. While the severity of claims continues to rise, lower frequency has a direct impact on financial results.

      Expenses incurred in the first quarter related to the hospital premium collection litigation total $873,000 consisting of trial-related legal fees of $503,000 and post-trial costs of $370,000. The amount and timing of additional post-trial costs will depend on the action of the court on our post-trial motions. The full text of the post-trial motions is available on our web site at www.ncric.com.

Three months ended March 31, 2004 compared to three months ended March 31, 2003

Consolidated net income

      Net income was $522,000 for the three months ended March 31, 2004 compared to $514,000 for the three months ended March 31, 2003. Total revenue for the quarter of $19.6 million was up 33% compared to the same quarter in 2003. The higher revenue was partially offset by increases in loss and loss adjustment expenses and underwriting expenses, principally related to the growth in our insurance business, in addition to expenses of $873,000 related to the CHW litigation.

      First quarter pre-tax income in our insurance segment increased to $1.3 million from $1.1 million for 2004 and 2003, respectively. In addition to the increase in premiums stemming from 2004 new business and premium rate increases, the significant increase in new business written during 2003 resulted in a rise in net premiums earned during the first quarter of 2004 as compared to the first quarter of 2003. The profitability of a medical professional liability insurance policy is designed to emerge over a period of years rather than in the year the policy is written; profits are designed to accrue through investment income on the invested premiums and through successful settlement of claims. Therefore, the large increase in new business written over the past year causes a strain on current period earnings. Insurance segment earnings were also reduced in the first quarter of 2004 by $503,000 for legal fees incurred for the trial portion of the CHW litigation.

Net premiums earned

      Net premiums earned increased by $4.7 million, or 41%, to $16.2 million from $11.5 million for the three months ended March 31, 2004 and 2003, respectively. The increase is primarily reflective of the increases in premium rates which average 27%, plus an increase in premium for extended reporting endorsements. Extended reporting endorsements premium is earned in the same period it is written. Additionally, net premiums earned for the first quarter of 2004 decreased by $277,000 from the March 31, 2003 level due to favorable loss development in the hospital-sponsored retrospectively rated programs in the first quarter of 2004. Under these programs, additional premiums are either earned or returned based on a group's adverse or favorable loss experience.

      Gross premiums written of $34.3 million for the three months ended March 31, 2004 increased from $29.4 million for the three months ended March 31, 2003 due to the increase in premium rates and net new business written. The extended reporting endorsement premium written for the first quarter of 2004 totaled $2.4 million compared to the first quarter 2003 total of $1.6 million. The increase is primarily attributable to several groups of physicians that added this endorsement to their expiring policies as we declined to renew their insurance coverage at their renewal dates.

      Following is a table displaying the new business produced in the first quarter of 2004 and 2003.

                                  Three Months Ended March 31,
                                  ----------------------------
                                      2004            2003
                                    --------      ----------
                        Direct      $395,000      $  166,000
                        Agent        637,000       1,259,000

      The distribution of written premium continues to show notable growth in our market areas outside of the District of Columbia. The following chart illustrates the components of gross premium written by state for the first quarter of 2004 compared to the same period in 2003.

                                         Three Months Ended March 31,
                                ---------------------------------------------
                                            (amounts in thousands)
                                         2004                       2003
                                ---------------------       -----------------
      District of Columbia      $16,290            48%      $15,965        54%
      Virginia                    7,820            23%        5,364        18%
      Maryland                    6,342            18%        4,583        16%
      West Virginia               2,335             7%        2,692         9%
      Delaware                    1,466             4%          793         3%
                                -------       -------       -------       ---
                                $34,253           100%      $29,397       100%
                                =======       =======       =======       ===

      Premium collection litigation. During 2000, it was determined that one of our hospital-sponsored retrospective programs would not be renewed. In accordance with the terms of the contract, we billed the hospital sponsor, Columbia Hospital for Women Medical Center, Inc. (CHW), based on the actual accumulated loss experience of the terminated program. Because the original 2000 bill was not paid when due, we initiated legal proceedings to collect. As of March 31, 2004 the amount due to NCRIC for this program was $3.0 million. No amount of net receivable was accrued due to the pending litigation and questionable collectability.

      On February 13, 2004 a District of Columbia Superior Court jury ruled against NCRIC's claim for premiums due and returned a verdict in favor of CHW in counterclaims to the premium collection litigation initiated by NCRIC. The jury awarded $18.2 million in damages to CHW.

      NCRIC filed post-trial motions on March 5, 2004. CHW filed a reply to NCRIC's motions on

March 26, 2004, and NCRIC filed renewed post-trial motions on April 5, 2004. Since we believe the verdict against NCRIC was wrong and that we will ultimately prevail, no liability has been accrued in the financial statements for any possible loss arising from this litigation. Legal expenses incurred for this litigation, for both the trial and post-trial motions, in the first quarter of 2004 total $761,000. The expenses associated with the $19.5 million appellate bond and the collateral letter of credit were $112,000 in the first quarter of 2004.

Net investment income

      Net investment income increased by $348,000 for the three months ended March 31, 2004 compared to the first quarter of 2003 due to an increase in average invested funds partially offset by a decrease in yields. The average effective yield was approximately 3.55% for the three months ended March 31, 2004 and 3.91% for the three months ended March 31, 2003. The tax equivalent yield was approximately 3.94% for the first quarter of 2004 and 4.43% for the first quarter of 2003.

Net realized investment gains

      Net realized investment gains of $333,000 in the first quarter of 2004 resulted from both fixed maturity and equity security trades made in the course of routine portfolio management. The first quarter of 2003 included net realized gains of $334,000 resulting from portfolio restructuring initiated by our new fixed maturity investment portfolio manager, partially offset by the recognition of an other than temporary impairment of $135,000 on an investment in common stock. The circumstance giving rise to the other than temporary impairment charge was a sharp decline in the value of the stock in 2003 which we do not expect to be temporary based on available financial information of the issuer.

Practice management and related revenue

      Revenue for practice management and related services is comprised of fees for the services for the following categories of services: practice management, accounting, tax and personal financial planning, retirement plan accounting and administration, and other services.

      Practice management and related revenue of $1.2 million for the three months ended March 31, 2004 compares to $1.4 million for the three months ended March 31, 2003. The decrease is attributable to a continuing decline in the utilization of our consulting and related financial services, partially offset by an increase in revenue from retirement and other employee benefit plan services.

Loss and loss adjustment expenses and combined ratio results

      The expense for incurred losses and LAE net of reinsurance is summarized as follows (in thousands):

                                                      Three Months Ended
                                                           March 31,
                                                      --------------------
                                                       2004         2003
                                                      -------      -------
Incurred loss and LAE related to:
      Current year - losses ...................       $13,075      $ 9,733
      Prior years - development ...............            --         (150)
                                                      -------      -------
Total incurred for the period .................       $13,075      $ 9,583
                                                      =======      =======

Following is a summary of the ratios of losses and underwriting expenses compared to net premiums:

                                      Three Months Ended
                                           March 31,
                                      -------------------
                                       2004         2003
                                      ------       ------
      Loss and LAE ratio ...........    81.0%        83.7%
      Underwriting expense ratio ...    21.8%        21.6%
                                      ------       ------
      Combined ratio ...............   102.8%       105.3%

      Total incurred loss and LAE expense of $13.1 million for the first quarter of 2004 increased by $3.5 million from the $9.6 million incurred for the first quarter of 2003. The increase in current year losses to $13.1 million for the first quarter of 2004 reflects the increase in the level of exposure as a result of expanding business combined with a rise in the cost of resolving claims. The frequency of claims reported in the first quarter of 2004 was lower than in the first quarter of 2003, whereas, the severity of current losses incurred is greater in recognition of the increased loss trends reported in the year-end reserve valuation. Development of losses reported in prior years is neutral in 2004 reflecting favorable experience on claims closed during the quarter offset by the continuing upward pressure of severity of losses as noted previously. Prior years development results from the re-estimation and settlement of individual losses not covered by reinsurance.

      The combined ratio of 102.8% for the three months ended March 31, 2004 reflects the higher level of earned premiums in relation to the increase in loss and loss adjustment expenses and the stable level of core underwriting expenses. Underwriting expenses in the first quarter of 2004 include $503,000, or 3.1 points of the underwriting expense ratio, for legal fees associated with the trial portion of the premium collection litigation. Additionally, the first quarter of 2003 includes $364,000 stemming from a fraudulent act of a former sales agent, as discussed in the following Expenses section. This expense item added 3.2 points to the first quarter 2003 underwriting expense ratio.

Expenses

      Underwriting expenses of $3.5 million for the three months ended March 31, 2004 increased from $2.5 million for the three months ended March 31, 2003, primarily due to higher commissions and other expenses associated with the increased level of business, particularly agent-produced business. Additionally, in the first quarter of 2004 we incurred $503,000 in legal fees related to the trial portion of the premium collection litigation. In the first quarter of 2003 we incurred an expense of $364,000 as a result of a fraudulent act of a former sales agent. Although we believe it is reasonably possible that we could incur additional expense as a result of the fraudulent act, the amount or timing of the expense is not reasonably estimable at this time.

      Practice management and related expenses totaled $1.2 million for the three months ended March 31, 2004 and $1.4 million for the three months ended March 31, 2003. Adjustments in staffing have been made to alleviate excess capacity stemming from the decrease in utilization of services.

      Interest expense is on the Trust Preferred Security debt. The rate is 400 basis points over the 3-month LIBOR.

      Other expenses include amounts for subsidiary and holding company operations, which are not directly related to the issuance of medical professional liability insurance or practice management operations. Other expenses of $952,000 for the three months ended March 31, 2004 include $370,000 for post-trial costs associated with the CHW premium collection litigation.

Federal income taxes

      The effective tax rate for NCRIC, at 15% for the three months ended March 31, 2004 and 14% for 2003, is lower than the federal statutory rate principally due to nontaxable investment income. The higher rate for 2004 compared to 2003 is principally a result of the increase in pre-tax income.

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

      For the three months ended March 31, 2004, we had cash flows from operations of $15.5 million compared to $10.4 million for the corresponding period of 2003. The $5.1 million of increased cash flow results primarily from higher net premium receipts combined with an acceleration of the timing of receipt of premium due to implementation of premium financing with a third party premium finance company. This increased cash flow from premiums was partially offset by higher payments for claims and LAE. Because of the long-term nature of both the payments of claims and the settlement of swing-rated reinsurance premiums due to the reinsurers, cash from operations for a medical professional liability insurer like NCRIC can vary substantially from period to period.

      Financial condition and capital resources. Cash flow from operations and the proceeds of maturing investments have primarily been invested in corporate and tax-exempt securities. Additionally, during the first quarter $6.5 million was invested in high-yield bonds through a mutual fund vehicle. As of March 31, 2004, the carrying value of the securities portfolio was $193.3 million. The portfolio was invested as follows:

                                               At March 31,   At December 31,
                                                   2004             2003
                                               ------------   ---------------
U. S. Government and agencies ...............       15%              17%
Asset and mortgage-backed securities ........       28               31
Tax-exempt securities .......................       23               21
Corporate bonds .............................       24               24
High-yield bond fund ........................        3               --
Equity securities ...........................        7                7

      At March 31, 2004, over 76% of the portfolio was invested in U.S. Government and agency securities or had a rating of AAA or AA. For regulatory purposes, 88% of the securities portfolio was rated "Class 1", which is the highest quality rated group as classified by the NAIC. The accumulated other comprehensive income totaled $3.1 million at March 31, 2004, compared to $1.5 million at December 31, 2003. At March 31, 2004, the gross unrealized investment gains totaled $5.3 million and the gross unrealized investment losses totaled $582,000, with no concentration of unrealized loss in any security or industry.

      As of March 31, 2004 NCRIC has committed $150,000 for the upgrade of its policy database system and $200,000 for the acquisition of an imaging system.

      During 2001, NCRIC MSO, Inc. borrowed $1,971,000 from SunTrust Bank to finance the contingent purchase payments from the 1999 acquisition of three companies. The term of the loan is three years at a floating rate of LIBOR plus one and one-half percent. At March 31, 2004, the outstanding balance was $109,000 and the interest rate was 2.62%. Principal and interest payments are due on a monthly basis. This debt is scheduled to be fully repaid in June, 2004. Interest expense is reported as a component of practice management and related expenses.

      In December, 2002, NCRIC Group issued trust preferred securities in the amount of $15 million in a pooled transaction to unrelated investors. This debt has a maturity of 30 years, and bears interest at an annual rate equal to three-month LIBOR plus 4.0%, payable quarterly beginning March 4, 2003. Interest is adjusted on a quarterly basis provided that prior to December 4, 2007, this interest rate shall not exceed 12.50%. The debt is callable by NCRIC Group at par beginning December 4, 2007. The interest rate as of March 31, 2004 was 5.12%. Interest expense is reported as a component of underwriting expenses.

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

Forward-Looking Information

      Certain statements made in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1033 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

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

      We wish to caution readers not to place undue reliance on any such forward-looking statements, which speak only as of the date made, and wish to advise readers that the factors listed above could affect our financial performance and could cause actual results for future period to differ materially from any opinions or statements expressed with respect to future periods in any current statements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Our investment portfolio is exposed to various market risks, including interest rate and equity price risk. Market risk is the potential for financial losses due to the decrease in the value or price of an asset resulting from broad movements in prices. At March 31, 2004, fixed maturity securities comprise 90% of total investments at market value. U.S. Government and tax-exempt bonds represent 42% of the fixed maturity securities. Equity securities, consisting primarily of common stock, account for the remainder of the investment portfolio. The investment in a mutual fund containing high-yield securities is also classified with equity securities. We have classified our investments as available for sale.

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

      Interest rates have continued at a low level during the first three months of 2004. The decline in interest rate levels in the first quarter resulted in an increase in the value of our fixed maturity portfolio. At March 31, 2004, our portfolio was valued at $4.7 million above amortized cost. At December 31, 2003, the value of the portfolio was $2.2 million above amortized cost.

      Generally, the longer the duration of the security, the more sensitive the asset is to market interest rate fluctuations. To control the adverse effects of the changes in interest rates, our investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. Our investment policy also provides that all security purchases be limited to rated securities or unrated securities approved by management on the recommendation of our investment advisor. Approximately 68% of the portfolio is Treasury or Agency related or rated AAA, the highest rating for a security.

Item 4. Controls and Procedures

      The Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of March 31, 2004, that the disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      See Note 4 to the Condensed Consolidated Financial Statements included in
Part I, Item 1 of this Form 10-Q for information on pending litigation.

Item 6. Exhibits and Reports on Form 8-K.

      (a) Exhibits:

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes- Oxley Act of 2002

      (b) Filings on Form 8-K during the quarter ending March 31, 2004:

      1) On February 18, 2004 the Company filed a Form 8-K pursuant to Item 5 which included a press release dated February 13, 2004 disclosing an adverse jury verdict in premium collection litigation involving its wholly owned subsidiary NCRIC, Inc. and a press release dated February 16, 2004 announcing a conference call to discuss fourth quarter earnings and year end December 31, 2003 results and to provide a litigation update.

      2) On March 3, 2004 the Company filed a Form 8-K pursuant to Item 5 which included a press release dated February 27, 2004 announcing the addition of Mr. Frank Ross to its Board of Directors and a press release pursuant to Item 12 relating to earnings for the quarter and year end December 31, 2003.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       NCRIC Group, Inc.


May 12, 2004      /s/ R. Ray Pate, Jr.
                  --------------------
                  R. Ray Pate, Jr., President & Chief Executive Officer
                  (Duly Authorized Officer)


May 12, 2004      /s/ Rebecca B. Crunk
                  --------------------
                  Rebecca B. Crunk, Sr. Vice President & Chief Financial Officer
                  (Principal Financial Officer)