Form 10-Q
period 2004-06-30
NCRIC GROUP INC
filed 2004-08-10
CIK 1075343

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2004
                         Commission File Number: 0-25505


                                NCRIC Group, Inc.


                      Delaware                   52-2134774
         ------------------------------       ------------------
        (State or other jurisdiction of        (I.R.S. Employer
        incorporation or organization)        Identification No.)


          1115 30th Street, NW, Washington, D.C.          20007
         -------------------------------------------------------
        (Address of principal executive offices)       (Zip Code)


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

         Yes         No  X

   Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of August 2, 2004, there were 6,899,965 shares of NCRIC Group, Inc. common stock outstanding.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)

------------------------------------------------------------------------------

                                                                                           June 30, 2004    December 31, 2003
ASSETS                                                                                      (unaudited)
INVESTMENTS:
         Securities available for sale, at fair value:
                   Bonds and U.S.Treasury Notes (Amortized cost $171,062 and $161,876)     $ 167,904         $ 162,744
                   Equity securities (Book value $18,513 and $10,269)                         19,882            11,613
                                                                                           ---------         ---------
                                        Total securities available for sale                  187,786           174,357
OTHER ASSETS:
         Cash and cash equivalents                                                             4,215             9,978
         Reinsurance recoverable                                                              53,093            48,100
         Goodwill, net                                                                         7,296             7,296
         Premiums and accounts receivable, net                                                 6,375             9,333
         Deferred income taxes                                                                 7,189             5,307
         Other assets                                                                          8,201             8,175
                                                                                           ---------          --------

TOTAL ASSETS                                                                               $ 274,155         $ 262,546
                                                                                           =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
         Losses and loss adjustment expenses:
                   Losses                                                                  $  92,980         $  87,778
                   Loss adjustment expenses                                                   41,589            38,213
                                                                                           ---------         ---------
                                        Total losses and loss adjustment expenses            134,569           125,991
         Other liabilities:
                   Retrospective premiums accrued under
                       reinsurance treaties                                                      420             1,809
                   Unearned premiums                                                          41,733            34,553
                   Advance premium                                                             2,153             3,110
                   Reinsurance premium payable                                                   403             1,538
                   Bank debt                                                                      -                289
                   Trust Preferred Securities                                                 15,000            15,000
                   Other liabilities                                                           4,125             2,277
                                                                                           ---------         ---------
TOTAL LIABILITIES                                                                            198,403           184,567
                                                                                           ---------         ---------


STOCKHOLDERS' EQUITY:

         Common stock $0.01 par value - 12,000,000 shares authorized; 6,899,965 shares issued and outstanding  (net of 33,339 treasury shares) at June
                    30, 2004; 6,898,865 shares issued and outstanding
                    (net of 33,339 treasury shares) at December 31, 2003                          70                70
         Preferred stock $0.01 par value - 1,000,000 shares authorized, 0 shares issued           --                --
         Additional paid in capital                                                           49,023            48,962
         Unallocated common stock held by the ESOP                                            (2,547)           (2,616)
         Common stock held by the stock award plan                                            (1,394)           (1,594)
         Accumulated other comprehensive income (loss)                                        (1,181)            1,461
         Retained earnings                                                                    32,131            32,046
         Treasury stock, at cost                                                                (350)             (350)
                                                                                           ---------         ---------

TOTAL STOCKHOLDERS' EQUITY                                                                    75,752            77,979
                                                                                           ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                 $ 274,155         $ 262,546
                                                                                           =========         =========


See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE DATA)
------------------------------------------------------------------------------


                                                       Three Months Ended June 30,       Six Months Ended June 30,
                                                           2004          2003                 2004        2003

REVENUES:
  Net premiums earned                                    $ 15,580     $ 10,962             $ 31,730    $ 22,411
  Net investment income                                     1,908        1,389                3,578       2,711
  Net realized investment gains                                83        1,155                  416       1,354
  Practice management and related income                    1,092        1,277                2,316       2,652
  Other income                                                188          360                  425         713
                                                        ---------     --------             --------    --------
              Total revenues                               18,851       15,143               38,465      29,841
                                                        ---------     --------             --------    --------


EXPENSES:
      Losses and loss adjustment expenses                  14,136       10,355               27,211      19,938
      Underwriting expenses                                 3,406        2,234                6,939       4,705
      Practice management expenses                          1,245        1,289                2,479       2,692
      Interest expense                                        205          204                  407         405
      Other expense                                           729          395                1,681         837
                                                        ---------     --------             --------   ---------

              Total expenses                               19,721       14,477               38,717      28,577
                                                        ---------     --------             --------   ---------

INCOME (LOSS) INCOME BEFORE  TAXES                           (870)         666                 (252)      1,264


INCOME TAX  (BENEFIT) PROVISION                              (433)         124                 (337)        208
                                                        ---------     --------             --------   ---------


NET INCOME (LOSS)                                       $    (437)    $    542             $     85   $   1,056
                                                        =========     ========             ========   =========


OTHER COMPREHENSIVE INCOME (LOSS)                          (4,278)         353               (2,642)        216
                                                        ---------     --------             --------   ---------

COMPREHENSIVE INCOME (LOSS)                             $  (4,715)    $    895             $ (2,557)  $   1,272
                                                        =========     ========             ========   =========
Net income (loss) per common share:

Basic:
      Average shares outstanding                            6,342        6,660                6,340       6,669
                                                        ---------      -------             --------   ---------
      Earnings per Share                                 $  (0.07)     $  0.08             $   0.01   $    0.16
                                                        =========      =======             ========   =========
Diluted:
      Weighted average shares outstanding                   6,342        6,660                6,340       6,669
      Dilutive effect of stock options                        272          157                  274         146
                                                        ---------      -------             --------   ---------
      Weighted average shares outstanding - diluted         6,614        6,817                6,614       6,815
                                                        ---------      -------             --------   ---------
      Earnings per Share                                $   (0.07)     $  0.08             $   0.01   $    0.15
                                                        =========      =======             ========   =========


See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)
------------------------------------------------------------------------------

                                                                            Six Months Ended June 30,
                                                                                2004        2003
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net income                                                            $      85    $    1,056
      Adjustments to reconcile net income
             to net cash flows from operating activities:
                        Net realized investment gains                            (416)       (1,354)
                        Amortization and depreciation                             984           552
                        Deferred income taxes                                    (521)         (616)
                        Stock released for coverage of benefit plans              330           191
                        Changes in assets and liabilities:
                                   Reinsurance recoverable                     (4,993)       (4,190)
                                   Premiums and accounts receivables            2,958        (4,560)
                                   Other assets                                   325          (424)
                                   Losses and loss adjustment expenses          8,578         8,419
                                   Retrospective premiums accrued under
                                        reinsurance treaties                   (1,389)           --
                                   Unearned premiums                            7,180         9,423
                                   Advanced premium                              (957)       (1,740)
                                   Reinsurance premium payable                 (1,135)       (2,254)
                                   Other liabilities                            1,848         2,493
                                                                            ---------    ----------
             Net cash flows provided by operating activities                   12,877         6,996
                                                                            ---------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments                                                (69,348)     (121,722)
      Sales, maturities and redemptions of investments                         51,651        82,857
      Purchases of property and equipment                                        (654)         (149)
                                                                            ---------    ----------

             Net cash flows used in investing activities                      (18,351)      (39,014)
                                                                            ---------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Net proceeds from public stock offering                                      --        35,784
      Repayment of long-term debt                                                (289)         (349)
                                                                            ---------    ----------

             Net cash flows provided by (used in) financing activities           (289)       35,435
                                                                            ---------    ----------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (5,763)        3,417
                                                                            ---------    ----------

CASH AND CASH EQUIVALENTS,
      BEGINNING OF PERIOD                                                       9,978        10,550
                                                                            ---------    ----------

CASH AND CASH EQUIVALENTS,
      END OF PERIOD                                                         $   4,215    $   13,967
                                                                            =========    ==========

SUPPLEMENTARY INFORMATION:
      Cash paid for income taxes                                            $  (1,666)   $    1,200
                                                                            =========    ==========
      Cash paid for interest                                                $     408    $      421
                                                                            =========    ==========


See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements for the three and six-month periods ended June 30, 2004 - unaudited

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

   Operating results for the three and six-month periods ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of NCRIC Group, Inc. (NCRIC Group) for the year ended December 31, 2003, which were filed with the Securities and Exchange Commission on Form 10-K.

2. Reportable Segment Information

   NCRIC Group has one reportable segment: Insurance. The insurance segment provides medical professional liability and other insurance. The reportable segment is a strategic business unit that offers products and services and is therefore managed separately. NCRIC Group evaluates performance based on profit or loss before income taxes. In previous years, NCRIC Group reported a second segment, Practice Management Services. As noted in the Form 10-K for the year ended December 31, 2003, effective beginning in 2004, NCRIC Group no longer reports this business as a separate segment. The Insurance segment revenue has grown significantly over the past several years while the practice management revenue has not experienced the same growth. As a result, the practice management revenue constitutes less than 10% of consolidated revenues and, therefore, no longer meets the GAAP criteria for segment reporting. The 2003 data below has been reclassified to reflect this change in reportable segments. Selected financial data is presented for the business segment at or for the three-month and six-month periods ended June 30, 2004 and 2003 (in thousands):

                                          For the Three Months        At or For the Six Months
                                             Ended June 30,                  Ended June 30,
                                         ---------------------       --------------------------
                                           2004         2003            2004            2003
                                         -------      --------        --------        ---------
Insurance
Revenues from external customers        $ 15,750      $ 11,248      $  32,119      $  22,977
Net investment income                      1,805         1,379          3,376          2,666
Net realized investment gains                 87         1,136            417          1,340
Depreciation and amortization                441           277            888            481
Segment (loss) profit before taxes          (247)        1,105          1,070          2,161
Segment assets                                                        257,334        241,735
Segment liabilities                                                   182,285        158,048
Expenditures for segment assets               70           219            151             99


   The following are reconciliations of reportable segment assets, liabilities, revenues, net investment income, and profit before taxes to NCRIC Group's consolidated totals (in thousands):

                                                                   June 30,
                                                           ---------------------
                                                               2004         2003
                                                           ---------   ----------
Assets:
   Total assets for reportable segment                     $ 257,334    $ 241,735
   Other unallocated amounts                                  16,821       17,706
                                                           ---------    ---------
   Consolidated total                                      $ 274,155    $ 259,441
                                                           =========    =========
Liabilities:
   Total liabilities for reportable segment                $ 182,285    $ 158,048
   Other liabilities                                          16,118       16,584
                                                           ---------    ---------
   Consolidated total                                      $ 198,403    $ 174,632
                                                           =========    =========



                                                  For the Three Months      AT or For the Six Months
                                                    Ended June 30,               Ended June 30,
                                                ----------------------      ------------------------
                                                   2004          2003            2004         2003
                                                 --------     ----------      ---------     --------
Revenues from external customers:
   Total revenues for reportable segment       $  15,750      $  11,248       $  32,119    $  22,977
   Other revenues                                  1,110          1,351           2,352        2,799
                                               ---------      ---------       ---------    ---------
   Consolidated total                          $  16,860      $  12,599       $  34,471    $  25,776
                                               =========      =========       =========    =========
Net investment income:
   Total investment income for reportable
     segment                                   $   1,805      $   1,379       $   3,376    $   2,666
   Other investment income                           103             10             202           45
                                               ---------      ---------       ---------    ---------
   Consolidated total                          $   1,908      $   1,389       $   3,578    $   2,711
                                               =========      =========       =========    =========
 Profit (loss) before taxes:
   Total  profit (loss) for reportable segment $    (247)     $   1,105       $   1,070    $   2,161
   Other expenses, net                              (623)          (439)         (1,322)        (897)
                                               ---------      ---------       ---------    ---------
   Consolidated total                          $    (870)     $     666       $    (252)   $   1,264
                                               =========      =========       =========    =========


3. Earnings per Share

   The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):


                                             For the Three Months             For the Six Months
                                                Ended  June 30,                  Ended June 30,
                                        ---------------------------        --------------------------
                                          2004              2003             2004             2003
                                        --------         ----------        --------        ----------
Net income (loss)                       $  (437)           $   542         $    85            $ 1,056
                                        =======            =======         =======            =======

Weighted average common
       shares outstanding - basic         6,342              6,660           6,340              6,669
Dilutive effect of stock options
       and awards                           272                157             274                146
                                        -------           --------         -------            -------
Weighted average common
       shares outstanding - diluted       6,614              6,817           6,614              6,815
                                        =======           ========         =======            =======
Net income (loss) per common share:

Basic                                   $ (0.07)           $  0.08         $  0.01            $  0.16
                                        =======            =======         =======            =======
Diluted                                 $ (0.07)           $  0.08         $  0.01            $  0.15
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

   The verdict was entered as a judgment on February 20, 2004. On March 5, 2004, NCRIC filed post-trial motions for judgment as a matter of law and, in the alternative, for a new trial. As a result of these post-trial motions, the judgment is not final, and jurisdiction with respect to the verdict remains with the trial judge. No decision has yet been rendered on the post-trial motions. In connection with the filing of post-trial motions, NCRIC secured a $19.5 million appellate bond and associated letter of credit. The amount of the bond represents the verdict plus a projection of post-trial interest. No amounts have been drawn upon the letter of credit as of August 10, 2004. After the post-trial motions have been ruled upon by the judge, any judgment will be entered as final, but subject to appeal. No liability has been accrued in these financial statements for any possible loss arising from this litigation because the judgment is not yet final and remains with the trial judge and, NCRIC believes that it has meritorious defenses and that it is not probable that the preliminary judgment will prevail, nor is any potential final outcome reasonably estimable at this time. Legal expenses to be incurred for this litigation in 2004 are estimated to be approximately $750,000. The expenses associated with the $19.5 million appellate bond and associated letter of credit are estimated to be approximately $300,000.

   Expenses incurred during the first six months of 2004 for the trial portion of the litigation were $525,000, reported as a component of underwriting expenses, and for post-trial costs were $503,000, reported as a component of other expenses. NCRIC Group, Inc. has indemnified NCRIC, Inc. for post-trial costs expected to be incurred in 2004 and for any potential final judgment up to $5.5 million, on an after-tax basis.


5. New accounting guidance

   During 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus with respect to guidance to be used in determining whether an investment within the scope of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, is other than temporarily impaired. The guidance should be applied in other than temporary impairment evaluations made in reporting periods beginning after June 15, 2004. The Company is currently reviewing this guidance to assess any potential impact to its fixed income portfolio and its asset management policy.



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

   There have been no material changes to our accounting policies during the six months ended June 30, 2004. Following is a condensed summary of key financial concepts and of those accounting policies which we believe to be the most critical. That is, these are most important to the portrayal of our financial condition and results of operations and they require management's most complex judgments, including the need to make estimates about insurance losses and other matters that are inherently uncertain.

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

   For several large groups of policyholders, we have insurance programs where a portion of the premiums are retrospectively determined based on losses during the period. Under all of the current programs, the full premium level is determined and billed at the inception of the policy term. The premium level could potentially be reduced and a premium refund made if the program loss experience is favorable.

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

Goodwill. Our goodwill asset, $7.3 million as of June 30, 2004, resulted from the 1999 acquisition of three businesses which now operate as divisions of NCRIC MSO, Inc., a subsidiary of NCRIC Group. Our goodwill impairment testing under Statement of Financial Standards No.142, Goodwill and Other Intangible Asserts, concludes that the goodwill asset was not impaired as of June 30, 2004. This impairment test utilizes a discounted cash flow analysis and therefore is dependent upon the use of estimates and informed judgments as to future performance of the underlying businesses as well as market conditions. The result of the current analysis indicates the value of the business is not significantly in excess of the threshold for indication of impairment. If future circumstances require use of more negative assumptions than used in the current analysis, the goodwill asset would be determined to be impaired.

New accounting guidance. In July of 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus with respect to guidance to be used in determining whether an investment within the scope of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, is other than temporarily impaired. The guidance should be applied in other than temporary impairment evaluations made in reporting periods beginning after June 15, 2004. We are currently reviewing this guidance to assess any potential impact to our fixed income portfolio and our asset management policy.

Overview

   Results for the first six months of 2004 were driven by a few key factors: earned premium growth, moderation of claims frequency and litigation expenses. Additionally, second quarter 2004 results were depressed by adverse development on loss reserves related to claims reported in prior years and by costs related to the fraudulent act of a former sales agent. Positive business indicators of higher premiums and moderation of new claims were offset by the increase in severity experienced on prior year claims.

   As measured by premium, 54% of our policies have effective dates in the first six months of the year. During this period, approximately 88% of policies eligible for renewal did renew. As we have reported previously, in the first quarter we began non-renewing policies in the West Virginia market at the end of each policy term. We continue to see market pressures drive physicians to look for less costly coverage alternatives, such as reducing their medical practice specialty classification and alternative risk financing. As a result of non-renewals initiated by NCRIC, both from the annual underwriting process and from West Virginia, combined with attrition, the overall number of insurance policies in force went down during the six-month period. Nevertheless, earned premiums grew due to the rate level increases, new business written in the past year, and extended reporting endorsements.

   Claims frequency, as measured by the number of claims reported, declined in the first six months of 2004 compared to the first six months of 2003 and in comparison to the 2003 quarterly average. While the severity of claims continues to rise, lower frequency has a direct impact on financial results.

   Claims severity increases impact both claims reported in the current calendar year and claims originally reported in prior years. In the first half of 2004 we incurred an increase in the severity of losses, principally from the 2001 report year claims in Virginia and the 2000 report year claims in the District of Columbia. In D.C. we experienced a change in the development patterns in which the ultimate cost of claims, on average, is greater than predicted based on historical development patterns. The Virginia 2001 report year has continued to experience increasing severity -- see the discussion of incurred losses, below, for additional comments.

   Book value per share as of June 30, 2004 stood at $10.98 compared to $11.30 at December 31, 2003. The reduction in market value of the fixed maturity component of the investment portfolio was the driver behind the reduction.

Consolidated net income

Three months ended June 30, 2004 compared to three months ended June 30, 2003

   The net loss of $437,000 for the three months ended June 30, 2004 compares to income of $542,000 for the three months ended June 30, 2003. Net realized investment gains, after tax, for the second quarter of 2004 totaled $55,000 compared to net realized investment gains of $762,000, after tax, for the second quarter of 2003. Excluding net realized investment gains, second quarter 2004 revenue was 34% ahead of the second quarter of 2003. The higher revenue was offset by $1.0 million, after-tax in loss and loss adjustment expenses for losses on claims reported in 2000 and 2001 and by $393,000, after-tax, resulting from the fraudulent act of a former sales agent.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

   Net income was $85,000 for the six months ended June 30, 2004 compared to income of $1.1 million for the six months ended June 30, 2003. Net realized investment gains, after tax, for the first half of 2004 totaled $275,000 compared to net realized investment gains of $894,000, after tax, for the first half of 2003. Excluding net realized investment gains and losses, revenue for the first half of 2004 was 34% ahead of the first half of 2003. The second quarter losses incurred for development of claims reported in prior years and expense incurred as a result of the fraud were the drivers behind the reduced results.

Segment results

   The results of our insurance segment for the three months and six months ended June 30, 2004 were primarily driven by the recurring elements of increases in premium revenue and incurred losses. Premium revenue growth resulted from premium rate increases, expansion of business, primarily in Delaware, over the past year, and an increase in extended reporting endorsements. Incurred losses increased due to the adverse development of losses on prior year claims as well as due to the expanded base of policyholders. The second quarter results include a $595,000 expense related to the fraudulent act of a former sales agent.

Net premiums earned

Three months ended June 30, 2004 compared to three months ended June 30, 2003

   Net premiums earned increased by $4.6 million, 42%, to $15.6 million from $11.0 million for the three months ended June 30, 2004 and 2003, respectively. The increase is driven by the expansion of business in force as a result of the growth from new premiums written, increases in premium rates, and higher premiums for extended reporting endorsements.

   Gross premiums written of $12.0 million for the three months ended June 30, 2004 increased by $2.8 million or 30% compared to the three months ended June 30, 2003, as the result of net new business written combined with the premium rate increase effective January 1, 2004. The extended reporting endorsement premium written during the second quarter of 2004 totaled $863,000, or $304,000 above the level of the second quarter of 2003. Written premiums for policies in West Virginia were down by $287,000 for the second quarter of 2004 compared to the same period of 2003 due to our decision to not renew West Virginia policies at the end of their terms. The following chart shows new premium written for the second quarter (in thousands):

                                       Three Months Ended
                                            June 30,
                                     ---------------------
                                         2004      2003
                                     ---------  ----------
                   Direct               $ 58      $ 161
                   Agent                 342      2,729


Six months ended June 30, 2004 compared to six months ended June 30, 2003

   Net premiums earned increased by 42% to $31.7 million from $22.4 million for the six months ended June 30, 2004 and 2003, respectively. The increase is primarily reflective of 1) the growth in business in force resulting from the new premiums written over the past year, 2) the increases in premium rates effective with 2004 and 2003 renewals, which average 27%, and 3) an increase in premium earned for extended reporting endorsements issued. Extended reporting endorsements premium is earned in the same period as it is written.

   Gross premiums written of $46.2 million for the six months ended June 30, 2004 increased by $7.6 million or 20% over the six months ended June 30, 2003, due to net new business written, which is new business net of lost business, combined with the premium rate increases and extended reporting endorsement premiums. Extended reporting endorsements totaled $3.3 million in the first six months of 2004 compared to $2.1 million for the same period of 2003. The following chart shows new business written through the second quarter (in thousands):


                                        Six Months Ended
                                           June 30,
                                      -------------------
                                         2004      2003
                                      --------   --------
                    Direct             $ 453      $   327
                    Agent                979        3,988


   The overall level of new business produced in the first six months of 2004 is lower than for the first six months of 2003, as planned. In 2003 our business in Delaware expanded to place us in the top market share position, therefore, the opportunity for growth in Delaware is limited in 2004. The other territory identified for growth is Virginia. We continue to write new business in Virginia, however, our product is priced at the high end of the market, which has the result of constraining growth. We believe our price level is required by the loss characteristics of the Virginia market. During the second quarter of 2004 we saw the A.M. Best rating reduced for our lowest priced Virginia competitor. We continue to maintain that pricing integrity is critical to long-term viability.

   The distribution of premiums written shows notable growth in NCRIC's market areas outside of the District of Columbia. NCRIC continues to maintain strict underwriting standards as it expands its business. The following chart illustrates the components of gross premium written by state for the periods ended June 30, 2004 and 2003 (in thousands).


                                    Six Months Ended June 30,
                                    -------------------------
                                     2004                2003
                                --------------      ---------------
District of Columbia          $ 18,044     39%     $ 17,432     45%
Virginia                        12,735     28%        8,862     23%
Maryland                         8,461     18%        6,242     16%
Delaware                         4,496     10%        2,963      8%
West Virginia                    2,487      5%        3,131      8%
                              --------    ---      --------    ---
                              $ 46,223    100%     $ 38,630    100%
                              ========    ===      ========    ===


   Premium collection litigation. During 2000, it was determined that one of our hospital-sponsored retrospective programs would not be renewed. In accordance with the terms of the contract, we billed the hospital sponsor, Columbia Hospital for Women Medical Center, Inc. (CHW), based on the actual accumulated loss experience of the terminated program. Because the original 2000 bill was not paid when due, we initiated legal proceedings to collect. As of June 30, 2004 the amount due to NCRIC for this program was $2.9 million. No amount of net receivable was accrued due to the pending litigation and questionable collectability.

   On February 13, 2004 a District of Columbia Superior Court jury ruled against NCRIC's claim for premiums due and returned a verdict in favor of CHW in counterclaims to the premium collection litigation initiated by NCRIC. The jury awarded $18.2 million in damages to CHW.

   NCRIC filed post-trial motions on March 5, 2004. CHW filed a reply to NCRIC's motions on March 26, 2004, and NCRIC filed renewed post-trial motions on April 5, 2004. There have been no further developments since then. Since we believe the verdict against NCRIC was wrong and that we will ultimately prevail, no liability has been accrued in the financial statements for any possible loss arising from this litigation. Expenses incurred for this litigation, for both the trial and post-trial motions, for the three and six months ended June 30, 2004 totaled $106,000 and $867,000, respectively. The expenses associated with the $19.5 million appellate bond and the collateral letter of credit for the three and six months ended June 30, 2004 totaled $49,000 and $161,000, respectively

Net investment income

Three months ended June 30, 2004 compared to three months ended June 30, 2003

   Net investment income increased by $519,000 for the three months ended June 30, 2004 compared to the second quarter of 2003 due to an increase in invested funds partially offset by a decrease in yields. The average effective yield was approximately 3.94% for the three months ended June 30, 2004 and 4.03% for the three months ended June 30, 2003. The tax equivalent yield was approximately 4.41% for the second quarter of 2004 and 4.62% for the second quarter of 2003. The decrease in investment yields reflects the addition of an equity component to the portfolio in the third quarter of 2003.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

   Net investment income increased by $867,000 for the six months ended June 30, 2004 compared to the first six months of the prior year due to an increase in invested funds partially offset by a decrease in yields. Average invested assets, which include cash equivalents, were higher in the first six months of 2004 by $52.3 million compared to the same period of 2003. The average effective yield was approximately 3.76% for the six months ended June 30, 2004 and 3.96% for the six months ended June 30, 2003. The tax equivalent yield was approximately 4.20% for the first six months of 2004 and 4.51% for the first six months of 2003. The decrease in investment yields reflects the addition of an equity component to the portfolio in the third quarter of 2003.

Net realized investment gains

Three months ended June 30, 2004 compared to three months ended June 30, 2003

   Net realized gains of $83,000 in the second quarter of 2004 resulted from both fixed maturity and equity security trades made in the course of routine portfolio management. The second quarter of 2003 included net realized gains of $1.2 million resulting from the continuation of the portfolio restructuring initiated by our new fixed income investment portfolio manager beginning in the first quarter. The portfolio restructuring was performed for the primary purpose of improving the overall credit quality of the portfolio and secondarily to improve the structure of the portfolio through diversification of credits and to shorten average duration.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

   Net realized gains of $416,000 in first six months of 2004 resulted from security trades made in the course of normal portfolio management. The first six months of 2003 included net realized gains of $1.4 million resulting from portfolio restructuring done by our new investment portfolio manager, partially offset by the recognition of an other than temporary impairment of $135,000 on an investment in common stock. The circumstance giving rise to the other than temporary impairment charge was a sharp decline in the value of the stock in 2003 which we did not expect to be temporary based on available financial information of the issuer.

Practice management and related income

   Revenue for practice management and related services is comprised of fees for the services for the following categories of services: practice management, accounting, tax and personal financial planning, retirement plan accounting and administration, and other services.

Three months ended June 30, 2004 compared to three months ended June 30, 2003

   Practice management and related revenue of $1.1 million for the three months ended June 30, 2004 is lower by $185,000 compared to the three months ended June 30, 2003. The decrease is attributable to a continuing decline in the utilization of our consulting and related financial services, partially offset by an increase in revenue from retirement and other employee benefit plan services.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

   Practice management and related revenue of $2.3 million for the six months ended June 30, 2004 is down from $2.7 million for the six months ended June 30, 2003. The decrease is attributable to the reasons discussed above.

Loss and loss adjustment expenses and combined ratio results

   The expense for incurred losses and LAE net of reinsurance is summarized as follows (in thousands):

                                                     Three Months Ended                Six Months Ended
                                                           June 30,                          June 30,
                                                  -------------------------         ------------------------
                                                        2004         2003                2004         2003
                                                  -----------  ------------         ------------  ----------
Incurred loss and LAE related to:
       Current year - losses                        $ 12,618      $ 10,507            $ 25,693     $ 20,240
       Prior years - development                       1,518          (152)              1,518         (302)
                                                    --------      --------            --------     --------
Total incurred for the period                       $ 14,136      $ 10,355            $ 27,211     $ 19,938
                                                    ========      ========            ========     ========

Following is a summary of the ratios of losses and underwriting expenses compared to net premiums earned:

                                                       Six Months Ended
                                                           June 30,
                                                  ---------------------------
                                                     2004             2003
                                                  ----------        ---------
                     Loss and LAE ratio             85.8%            89.0%
                     Underwriting expense ratio     21.8%            21.0%
                     Combined ratio                107.6%           110.0%



Three months ended June 30, 2004 compared to three months ended June 30, 2003

   Total incurred loss and LAE expense of $14.1 million for the second quarter of 2004 increased by $3.7 million from the $10.4 million incurred for the second quarter of 2003. The increase in current year losses to $12.6 million for the second quarter of 2004 reflects 1) the expanded level of exposure as a result of expanding business combined with 2) a rise in the cost of resolving claims and
3) reserves on extended reporting endorsements. The frequency of claims reported in the second quarter of 2004 was lower than in the second quarter of 2003, whereas, the severity of current losses incurred is greater in recognition of the increased loss trends reported in the year-end reserve valuation. Adverse development of losses reported in prior years is recognized for the 2001 report year and reflects experience on claims closed during the quarter in addition to the continuing upward pressure of severity of losses as noted previously. Prior years development results from the re-estimation and settlement of individual losses not covered by reinsurance.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

   Total incurred loss and LAE expense of $27.2 million for the first six months of 2004 increased by $7.3 million from the $19.9 million incurred for the first six months of 2003. The 2004 increase in current year losses and the development of prior year losses are driven by the same factors discussed for the second quarter.

   The combined ratio of 107.6% for the six months ended June 30, 2004 compared to 110.0% for the first six months of 2003 reflects the higher level of earned premiums in relation to the increase in loss and loss adjustment expenses, the increase in loss severity, and the stable level of core underwriting expenses. Additionally, expenses stemming from a fraudulent act of a former sales agent, as discussed in the following Expenses section, added 1.9 points to the 2004 combined ratio and 1.6 points to the 2003 combined ratio in the Underwriting expenses component.

Expenses

Three months ended June 30, 2004 compared to three months ended June 30, 2003

   Underwriting expenses of $3.4 million for the three months ended June 30, 2004 compare to $2.2 million for the three months ended June 30, 2003. The increase in expenses results from increases in commissions, premium taxes, and administrative costs related to the increased level of business, particularly agent-produced business. In addition, in the second quarter of 2004 we incurred $595,000 for the fraudulent act of a former sales agent, as discussed below.

   Practice management and related expenses were $1.2 million for the three months ended June 30, 2004 and $1.3 million for the three months ended June 30, 2003. Adjustments in staffing have been made to alleviate excess capacity stemming from the decrease in utilization of services.

   Interest expense in 2004 is on the Trust Preferred Securities issued in December 2002. This debt carries interest at 400 basis points over 3-month LIBOR. The effective annual rate at June 30, 2004 is 5.34% which compares to the rate of 5.28% as of June 30, 2003.

   Other expenses include amounts for subsidiary and holding company operations, which are not directly related to the issuance of medical professional liability insurance or practice management operations. Other expenses of $729,000 for the three months ended June 30, 2004 compare to $395,000 for the three months ended June 30, 2003. Other expenses for the three months ended June 30, 2004 include $133,000 for post-trial costs associated with the CHW premium collection litigation.

Six months ended June 30, 2004 compared to six months ended June 30, 2003

   Underwriting expenses increased $2.2 million to $6.9 million for the six months ended June 30, 2004 from $4.7 million for the six months ended June 30, 2003. The increase in expenses results from increases in commissions, premium taxes, and administrative costs related to the increased level of business, particularly agent-produced business. Additionally, in the first half of 2004 we incurred $525,000 in legal fees related to the trial portion of the premium collection litigation. In the first quarter of 2003, we incurred an expense of $364,000 as a result of a fraudulent act of a former sales agent. In the second quarter of 2004 we incurred an additional expense of $595,000 from this same act. We believe that no significant additional costs will be incurred in this matter.

   Practice management and related expenses totaled $2.5 million for the six months ended June 30, 2004 and $2.7 million for the six months ended June 30, 2003. Expenses decreased primarily due to reasons explained above.

   Interest expense in 2004 is on the Trust Preferred Securities issued in December 2002. This debt carries interest at 400 basis points over 3-month LIBOR. The effective annual rate at June 30, 2004 is 5.34% compared to 5.28% as of June 30, 2003.

   Other expenses include amounts for subsidiary and holding company operations, which are not directly related to the issuance of medical professional liability insurance or practice management operations. Other expenses of $1.7 million for the six months ended June 30, 2004 compare to $837,000 for the six months ended June 30, 2003. Other expenses for the six months ended June 30, 2004 include $503,000 for post-trial costs associated with the CHW premium collection litigation.

Federal income taxes

   NCRIC realized a tax benefit in the first six months of 2004. In 2003 through six months the effective rate of the tax provision was 16%. The tax benefit for 2004 is principally a result of the net loss before income taxes combined with the benefit of income from tax exempt securities and the dividends received deduction.


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

   For the six months ended June 30, 2004, we had cash flows from operations of $12.9 million compared to $7.0 million from operations for the corresponding period of 2003. The $5.9 million of increased cash flow results primarily from higher net premium receipts combined with an acceleration of the timing of receipt of premium due to implementation of premium financing with a third party premium finance company. This increased cash flow from premiums was partially offset by higher payments for claims and LAE. Because of the long-term nature of both the payments of claims and the settlement of swing-rated reinsurance premiums due to the reinsurers, cash from operations for a medical professional liability insurer like NCRIC can vary substantially from period to period.

   Financial condition and capital resources. Cash flow from operations and the proceeds of maturing investments have primarily been invested in corporate and tax-exempt securities. Additionally, during the first six months of 2004 $6.6 million was invested in high-yield bonds through a mutual fund vehicle. As of June 30, 2004, the carrying value of the securities portfolio was $187.8 million. The portfolio was invested as follows:

                                                             At June 30,              At December 31,
                                                                2004                       2003
                                                            -------------            ----------------
U. S. Government and agencies.........................           16%                        17%
Asset and mortgage-backed securities..................           26                         31
Tax-exempt securities.................................           23                         21
Corporate bonds.......................................           25                         24
High yield bond fund..................................            3                          -
Equity securities.....................................            7                          7

   At June 30, 2004, over 73% of the portfolio was invested in U.S. Government and agency securities or had a rating of AAA or AA. For regulatory purposes, 87% of the fixed income securities portfolio was rated "Class 1", which is the highest quality rated group as classified by the NAIC. The accumulated other comprehensive loss totaled $1.2 million at June 30, 2004, compared to accumulated other comprehensive income of $1.5 million at December 31, 2003. At June 30, 2004, the gross unrealized investment gains totaled $2.4 million and the gross unrealized investment losses totaled $4.2 million, with no concentration of unrealized loss in any security or industry.

   NCRIC has committed $135,000 for the upgrade of its policy database system.

   During 2001, NCRIC MSO, Inc. borrowed $1,971,000 from SunTrust Bank to finance the contingent purchase payments from the 1999 acquisition of three companies. The term of the loan was three years at a floating rate of LIBOR plus one and one-half percent. The loan was paid off in May of 2004. Interest is reported as a component of practice management and related expenses.

   In December, 2002, NCRIC Group issued Trust Preferred Securities in the amount of $15 million in a pooled transaction to unrelated investors. This debt has a maturity of 30 years, and bears interest at an annual rate equal to three-month LIBOR plus 4.0%, payable quarterly beginning March 4, 2003. Interest is adjusted on a quarterly basis provided that prior to December 4, 2007, this interest rate shall not exceed 12.50%. The debt is callable by NCRIC at par beginning December 4, 2007. The effective annual rate at June 30, 2004 is 5.34% which compares to the rate of 5.28% as of June 30, 2003.

   Stock Options

   On July 7, 2004, the vesting of the 384,322 outstanding stock options granted in 2003 was accelerated to that date. The options were originally scheduled to vest during the period from August, 2004 to August, 2008. On the accelerated vesting date, the per share market value of NCRIC stock of $10.00 was less than the strike price of the options, which ranges from $10.86 to $11.00 per share.

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

Forward-looking information

   Certain statements made in this document are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Such forward-looking statements may be identified by reference to a future period or periods, or by the use of forward-looking terminology, such as "may," "will," "believe," "expect," "estimate," "anticipate," "continue," or similar terms or variations on those terms, or the negative of those terms. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

   Our investment portfolio is exposed to various market risks, including interest rate and equity price risk. Market risk is the potential for financial losses due to the decrease in the value or price of an asset resulting from broad movements in prices. At June 30, 2004, fixed maturity securities comprise 90% of total investments at market value. Equity securities, consisting primarily of common stock, account for the remainder of the investment portfolio. U.S. Government and tax-exempt bonds represent 39% of the fixed maturity securities. The investment in a mutual fund containing high-yield securities is also classified with equity securities. We have classified our investments as available for sale.

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

   The increase in interest rate levels in the six months of 2004 resulted in a decrease in the value of our fixed maturity portfolio. The value of the portfolio as compared to amortized cost is as follows (in thousands):

                                               Unrealized gain (loss)          Unrealized gain
                                                  at June 30, 2004           at December 31, 2003
                                                  ----------------           --------------------
           Fixed maturity securities                 $ (3,158)                     $   868
           Equity securities                            1,369                        1,344
                                                     --------                      -------
           Net                                       $ (1,789)                     $ 2,212
                                                     ========                      =======

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

   Management of NCRIC, along with NCRIC's external investment managers, seeks to maximize after-tax yields while minimizing portfolio credit risk. The decision to allocate a portion of the portfolio to equity and high yield bond asset classes as recommended by the new portfolio manager was based on this goal.

   One common measure of the interest sensitivity of fixed maturity securities is effective duration. Effective duration utilizes maturities, yields, and call terms to calculate an average age of expected cash flows. The following table shows the estimated fair value of NCRIC's fixed maturity portfolio based on fluctuations in the market interest rates.

                                                    Projected Market Value
           Yield Change (bp)      Market Yield         (in thousands)
          ------------------      ------------      ----------------------
                 -300                1.45%                $ 192,418
                 -200                2.45%                  184,246
                 -100                3.45%                  176,075
           Current Yield**           4.45%                  167,904
                  100                5.45%                  159,733
                  200                6.45%                  151,562
                  300                7.45%                  143,390

**Current yield is as of June 30, 2004.

Item 4. Controls and Procedures

   The Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of June 30, 2004, that the disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II   OTHER INFORMATION

Item 1. Legal proceedings

   See Note 4 to the Condensed Consolidated Financial Statements included in
Part I, Item 1 of this Form 10-Q for information on pending litigation.

Item 4. Submission of Matters to a Vote of Security Holders

      (a) The Annual Meeting of Shareholders of NCRIC Group, Inc. took place on May 7, 2004.
      (b) The following directors were elected and received the following votes:


                                                Number of Votes
                                         -----------------------------
         Name                               For               Withheld
         ---                             ---------           ---------
         Luther W. Gray Jr.               5,576,935            362,310
         Leonard M. Parver                5,789,435            149,810
         Nelson P. Trujillo               5,576,935            362,310


(c) Other actions taken along with the votes received were:

                                                               Number of Votes
                                                        ---------------------------------
                                                        For        Against        Abstain
                                                        ---        -------        -------
   1.    Ratification of Auditors                       5,789,249    2,143        147,853


Item 6.  Exhibits and Reports on Form 8-K

        (a)Exhibits:

        31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

        32   Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

        (b)Filings on Form 8-K during the quarter ending June 30, 2004:

        1) On April 21, 2004 the Company filed a Form 8-K pursuant to Item 5 which included a press release dated April 19, 2004 announcing the affirmation of its A- (Excellent) rating from A.M. Best Company.

        2) On May 19, 2004 the Company filed a Form 8-K pursuant to Item 12 which included a press release dated May 12, 2004 relating to earnings for the quarter end March 31, 2004.

SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    NCRIC Group, Inc.

August 10, 2004                      /s/            R. Ray Pate, Jr.
                          ------------------------------------------
                          R. Ray Pate, Jr.,
                          President and Chief Executive Officer
                              (Duly Authorized Officer)

August 10, 2004                    /s/            Rebecca B. Crunk
                          --------------------------------------------
                          Rebecca B. Crunk,
                          Sr. Vice President and Chief Financial Officer
                              (Principal Financial Officer)