Form 10-Q
period 2004-09-30
NCRIC GROUP INC
filed 2004-11-09
CIK 1075343

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

  Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of
                                      1934
                For the quarterly period ended September 30, 2004
                         Commission File Number: 0-25505

[LOGO](SM)

                                NCRIC Group, Inc.

             Delaware                                             52-2134774
- ------------------------------                               -------------------
 (State or other jurisdiction of                               (I.R.S. Employer
incorporation or organization)                               Identification No.)

                  1115 30th Street, NW, Washington, D.C. 20007
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

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

            Yes   No X

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of November 1, 2004, there were 6,877,170 shares of NCRIC Group, Inc. common stock outstanding.

PART I FINANCIAL INFORMATION
Item 1. Financial Statements

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
- --------------------------------------------------------------------------------

                                                                                        September 30, 2004   December 31, 2003
ASSETS                                                                                      (unaudited)
INVESTMENTS:
       Securities available for sale, at fair value:
            Bonds and U.S.Treasury Notes (Amortized cost $174,070 and $161,876)              $ 174,965           $ 162,744
            Equity securities (Book value $18,558 and $10,269)                                  19,875              11,613
                                                                                             ---------           ---------
                 Total securities available for sale                                           194,840             174,357
OTHER ASSETS:
       Cash and cash equivalents                                                                15,214               9,978
       Reinsurance recoverable                                                                  51,839              48,100
       Goodwill, net                                                                             7,296               7,296
       Premiums and accounts receivable, net                                                     7,330               9,333
       Deferred income taxes                                                                     5,471               5,307
       Other assets                                                                              8,502               8,175
                                                                                             ---------           ---------

TOTAL ASSETS                                                                                 $ 290,492           $ 262,546
                                                                                             =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
       Losses and loss adjustment expenses:
            Losses                                                                           $  96,979           $  87,778
            Loss adjustment expenses                                                            44,161              38,213
                                                                                             ---------           ---------
                 Total losses and loss adjustment expenses                                     141,140             125,991
       Other liabilities:
            Retrospective premiums accrued under
                 reinsurance treaties                                                              419               1,809
            Unearned premiums                                                                   45,439              34,553
            Advance premium                                                                      2,201               3,110
            Reinsurance premium payable                                                            456               1,538
            Bank debt                                                                               --                 289
            Trust Preferred Securities                                                          15,000              15,000
            Other liabilities                                                                    6,346               2,277
                                                                                             ---------           ---------
TOTAL LIABILITIES                                                                              211,001             184,567
                                                                                             ---------           ---------

STOCKHOLDERS' EQUITY:
       Common stock $0.01 par value - 12,000,000 shares authorized; 6,877,170 shares issued and outstanding (net of 56,134 treasury shares) at
            September 30, 2004; 6,898,865 shares issued and outstanding
            (net of 33,339 treasury shares) at December 31, 2003                                    70                  70
       Preferred stock $0.01 par value - 1,000,000 shares authorized, 0 shares issued               --                  --
       Additional paid in capital                                                               49,047              48,962
       Unallocated common stock held by the ESOP                                                (2,513)             (2,616)
       Common stock held by the stock award plan                                                (1,289)             (1,594)
       Accumulated other comprehensive income                                                    1,460               1,461
       Retained earnings                                                                        33,228              32,046
       Treasury stock, at cost                                                                    (512)               (350)
                                                                                             ---------           ---------

TOTAL STOCKHOLDERS' EQUITY                                                                      79,491              77,979
                                                                                             ---------           ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 290,492           $ 262,546
                                                                                             =========           =========

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE DATA)
- --------------------------------------------------------------------------------

                                                    Three Months Ended September 30,      Nine Months Ended September 30,
                                                          2004           2003                   2004           2003
REVENUES:
     Net premiums earned                                $ 16,918       $ 12,472               $ 48,648       $ 34,883
     Net investment income                                 1,800          1,657                  5,378          4,368
     Net realized investment (losses) gains                  (72)           498                    344          1,852
     Practice management and related income                1,004          1,112                  3,319          3,764
     Other income                                            209            370                    635          1,083
                                                        --------       --------               --------       --------

               Total revenues                             19,859         16,109                 58,324         45,950
                                                        --------       --------               --------       --------

EXPENSES:
     Losses and loss adjustment expenses                  13,374         11,145                 40,585         31,083
     Underwriting expenses                                 3,086          2,538                 10,025          7,243
     Practice management expenses                          1,244          1,234                  3,723          3,926
     Interest expense                                        216            202                    623            607
     Other expenses                                          463            519                  2,144          1,356
                                                        --------       --------               --------       --------

               Total expenses                             18,383         15,638                 57,100         44,215
                                                        --------       --------               --------       --------

INCOME BEFORE INCOME TAXES                                 1,476            471                  1,224          1,735

INCOME TAX PROVISION                                         379            101                     42            309
                                                        --------       --------               --------       --------

NET INCOME                                              $  1,097       $    370               $  1,182       $  1,426
                                                        ========       ========               ========       ========

OTHER COMPREHENSIVE INCOME (LOSS)                          2,641         (1,662)                    (1)        (1,446)
                                                        --------       --------               --------       --------

COMPREHENSIVE INCOME (LOSS)                             $  3,738       $ (1,292)              $  1,181       $    (20)
                                                        ========       ========               ========       ========

Net income per common share:

Basic:
     Average shares outstanding                            6,349          6,328                  6,349          6,554
                                                        --------       --------               --------       --------
     Earnings per Share                                 $   0.17       $   0.06               $   0.19       $   0.22
                                                        ========       ========               ========       ========
Diluted:
     Weighted average shares outstanding                   6,349          6,328                  6,349          6,554
     Dilutive effect of stock options                        294            311                    281            202
                                                        --------       --------               --------       --------
     Weighted average shares outstanding - diluted         6,643          6,639                  6,630          6,756
                                                        --------       --------               --------       --------
     Earnings per Share                                 $   0.17       $   0.06               $   0.18       $   0.21
                                                        ========       ========               ========       ========

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)
- --------------------------------------------------------------------------------

                                                                     Nine Months Ended September 30,
                                                                          2004            2003
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net income                                                         $  1,182       $   1,426
     Adjustments to reconcile net income
         to net cash flows from operating activities:
               Net realized investment gains                                (344)         (1,852)
               Amortization and depreciation                               1,539           1,042
               Deferred income taxes                                        (164)           (141)
               Stock released for coverage of benefit plans                  493             368
               Changes in assets and liabilities:
                     Reinsurance recoverable                              (3,739)         (2,283)
                     Premiums and accounts receivables                     2,003          (6,849)
                     Other assets                                            133          (1,005)
                     Losses and loss adjustment expenses                  15,149          12,713
                     Retrospective premiums accrued under
                          reinsurance treaties                            (1,390)            224
                     Unearned premiums                                    10,886          14,427
                     Advanced premium                                       (909)         (2,204)
                     Reinsurance premium payable                          (1,082)         (3,478)
                     Other liabilities                                     4,069           3,138
                                                                        --------       ---------

         Net cash flows provided by operating activities                  27,826          15,526
                                                                        --------       ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchases of investments                                            (79,222)       (163,077)
     Sales, maturities and redemptions of investments                     58,015         115,128
     Purchases of property and equipment                                    (932)           (284)
                                                                        --------       ---------

         Net cash flows used in investing activities                     (22,139)        (48,233)
                                                                        --------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Net proceeds from public stock offering                                  --          35,784
     Purchase of Treasury Stock                                             (162)            (53)
     Repayment of long-term debt                                            (289)           (527)
                                                                        --------       ---------

         Net cash flows (used in) provided by financing activities          (451)         35,204
                                                                        --------       ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                    5,236           2,497
                                                                        --------       ---------

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                                   9,978          10,550
                                                                        --------       ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                                      $ 15,214       $  13,047
                                                                        ========       =========

SUPPLEMENTARY INFORMATION:
     Cash (received) paid for income taxes                              $ (1,566)      $   1,200
                                                                        ========       =========
     Cash paid for interest                                             $    624       $     646
                                                                        ========       =========

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements for the three and nine-month periods ended September 30, 2004 - unaudited

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

      Operating results for the three and nine-month periods ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of NCRIC Group, Inc. (NCRIC Group) for the year ended December 31, 2003, which were filed with the Securities and Exchange Commission on Form 10-K.

2.    Reportable Segment Information

      NCRIC Group has one reportable segment: Insurance. The insurance segment provides medical professional liability and other insurance. The reportable segment is a strategic business unit that offers products and services and is therefore managed separately. NCRIC Group evaluates performance based on profit or loss before income taxes. In previous years, NCRIC Group reported a second segment, Practice Management Services. As noted in the Form 10-K for the year ended December 31, 2003, effective beginning in 2004, NCRIC Group no longer reports this business as a separate segment. The Insurance segment revenue has grown significantly over the past several years while the practice management revenue has not experienced the same growth. As a result, the practice management revenue constitutes less than 10% of consolidated revenues and, therefore, no longer meets the GAAP criteria for segment reporting. The 2003 data below has been reclassified to reflect this change in reportable segments. Selected financial data is presented for the business segment at or for the three-month and nine-month periods ended September 30, 2004 and 2003 (in thousands):

                                                 For the Three Months Ended               At or For the Nine Months
                                                       September 30,                          Ended September 30,
                                                 --------------------------               --------------------------

                                                   2004              2003                   2004              2003
                                                 --------          --------               --------          --------
    Insurance

    Revenues from external customers             $ 17,109          $ 12,767               $ 49,228          $ 35,744
    Net investment income                           1,702             1,559                  5,078             4,225
    Net realized investment (losses) gains           (71)               505                    346             1,845
    Depreciation and amortization                     511               469                  1,399               950
    Segment profit before taxes                     1,932             1,025                  3,002             3,186
    Segment assets                                                                         273,354           245,682
    Segment liabilities                                                                    194,404           162,899
    Expenditures for segment assets                   655                76                    874               175

      The following are reconciliations of reportable segment assets, liabilities, revenues, net investment income, and profit before taxes to NCRIC Group's consolidated totals (in thousands):

                                                              September 30,
                                                          ----------------------
                                                            2004          2003
                                                          --------      --------
      Assets:
            Total assets for reportable segment           $273,354      $245,682
            Other unallocated amounts                       17,138        17,125
                                                          --------      --------
            Consolidated total                            $290,492      $262,807
                                                          ========      ========

      Liabilities:
            Total liabilities for reportable segment      $194,404      $162,899
            Other liabilities                               16,597        16,274
                                                          --------      --------
            Consolidated total                            $211,001      $179,163
                                                          ========      ========

                                                For the Three Months           For the Nine Months
                                                 Ended September 30,           Ended September 30,
                                               -----------------------       -----------------------
                                                 2004           2003           2004           2003
                                               --------       --------       --------       --------
Revenues from external customers:
   Total revenues for reportable segment       $ 17,109       $ 12,767       $ 49,228       $ 35,744
   Other revenues                                 1,022          1,187          3,374          3,986
                                               --------       --------       --------       --------
   Consolidated total                          $ 18,131       $ 13,954       $ 52,602       $ 39,730
                                               ========       ========       ========       ========

Net investment income:
   Total investment income for reportable
      segment                                  $  1,702       $  1,559       $  5,078       $  4,225
   Other investment income                           98             98            300            143
                                               --------       --------       --------       --------
   Consolidated total                          $  1,800       $  1,657       $  5,378       $  4,368
                                               ========       ========       ========       ========

Profit before taxes:
   Total profit for reportable segment         $  1,932       $  1,025       $  3,002       $  3,186
   Other expenses, net                             (456)          (554)        (1,778)        (1,451)
                                               --------       --------       --------       --------
   Consolidated total                          $  1,476       $    471       $  1,224       $  1,735
                                               ========       ========       ========       ========

3.    Earnings per Share

      The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                     For the Three Months     For the Nine Months
                                                      Ended September 30,     Ended September 30,
                                                     --------------------     -------------------
                                                       2004        2003        2004        2003
                                                      ------      ------      ------      ------
      Net income                                      $1,097      $  370      $1,182      $1,426
                                                      ======      ======      ======      ======

      Weighted average common
                    shares outstanding - basic         6,349       6,328       6,349       6,554
      Dilutive effect of stock options
                    and awards                           294         311         281         202
                                                      ------      ------      ------      ------
      Weighted average common
                    shares outstanding - diluted       6,643       6,639       6,630       6,756
                                                      ======      ======      ======      ======

      Net income per common share:

      Basic                                           $ 0.17      $ 0.06      $ 0.19      $ 0.22
                                                      ======      ======      ======      ======

      Diluted                                         $ 0.17      $ 0.06      $ 0.18      $ 0.21
                                                      ======      ======      ======      ======

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

      The verdict was entered as a judgment on February 20, 2004. On March 5, 2004, NCRIC filed post-trial motions for judgment as a matter of law and, in the alternative, for a new trial. As a result of these post-trial motions, the judgment is not final, and jurisdiction with respect to the verdict remains with the trial judge. No decision has yet been rendered on the post-trial motions. In connection with the filing of post-trial motions, NCRIC secured a $19.5 million appellate bond and associated letter of credit. The amount of the bond represents the verdict plus a projection of post-trial interest. No amounts have been drawn upon the letter of credit as of November 1, 2004. After the post-trial motions have been ruled upon by the judge, any judgment will be entered as final, but subject to appeal. No liability has been accrued in these financial statements for any possible loss arising from this litigation because the judgment is not yet final and remains with the trial judge, and NCRIC believes that it has meritorious defenses and that it is not probable that the preliminary judgment will prevail, nor is any potential final outcome reasonably estimable at this time. Legal expenses to be incurred for this litigation in 2004 are estimated to be approximately $750,000. The expenses associated with the $19.5 million appellate bond and associated letter of credit are estimated to be approximately $300,000.

      Expenses incurred during the first nine months of 2004 for the trial portion of the litigation were $525,000, reported as a component of underwriting expenses, and for post-trial costs were $553,000, reported as a component of other expenses. NCRIC Group, Inc. has indemnified NCRIC, Inc. for post-trial costs expected to be incurred in 2004 and for any potential final judgment up to $5.5 million, on an after-tax basis.

5.    New Accounting Guidance

      During 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus with respect to guidance to be used in determining whether an investment within the scope of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, is other than temporarily impaired. The guidance was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004, however, in October the implementation date was deferred. As this accounting guidance develops, NCRIC Group will continue to review it to assess any potential impact to its fixed income portfolio and its asset management policy.

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

      There have been no material changes to our accounting policies during the nine months ended September 30, 2004. Following is a condensed summary of key financial concepts and of those accounting policies which we believe to be the most critical. That is, these are most important to the portrayal of our financial condition and results of operations and they require management's most complex judgments, including the need to make estimates about insurance losses and other matters that are inherently uncertain.

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

Goodwill. Our goodwill asset, $7.3 million as of September 30, 2004, resulted from the 1999 acquisition of three businesses which now operate as divisions of NCRIC MSO, Inc., a subsidiary of NCRIC Group. Our goodwill impairment testing under Statement of Financial Standards No.142, Goodwill and Other Intangible Assets, concludes that the goodwill asset was not impaired as of September 30, 2004. This impairment test utilizes a discounted cash flow analysis and therefore is dependent upon the use of estimates and informed judgments as to future performance of the underlying businesses as well as market conditions. The result of the current analysis indicates the value of the business is not significantly in excess of the threshold for indication of impairment. If future circumstances require use of more negative assumptions than used in the current analysis, the goodwill asset would be determined to be impaired.

New accounting guidance. In July of 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus with respect to guidance to be used in determining whether an investment within the scope of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, is other than temporarily impaired. The guidance was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. However, in October the implementation date was deferred. As this accounting guidance develops, we will continue to review it to assess any potential impact to our fixed income portfolio and our asset management policy.

Overview

      Results for the first nine months of 2004 were driven by a few key factors: earned premium growth, moderation of claims frequency and litigation expenses. Earned premiums grew due to the rate level increases, new business written in the past year, and extended reporting endorsements. Approximately 88% of policies eligible for renewal did renew during the nine-month period of 2004. As a result of non-renewals initiated by NCRIC, both from the annual underwriting process and from West Virginia, combined with attrition, the overall number of insurance policies in force went down during the nine-month period. As we have reported previously, in the first quarter we began non-renewing policies in the West Virginia market at the end of each policy term. After the approval of a rate increase effective September 1, we again began to renew business in West Virginia.

      Claims frequency, as measured by the number of claims reported, declined in the first nine months of 2004 compared to the first nine months of 2003 and in comparison to the 2003 quarterly average. While the severity of claims continues to rise, lower frequency has a direct impact on financial results.

      Claims severity increases impact both claims reported in the current calendar year and claims originally reported in prior years. In the first half of 2004 we incurred an increase in the severity of losses, principally from the 2001 report year claims in Virginia and the 2000 report year claims in the District of Columbia. Based on third quarter development of losses and additional claims analysis, no change in the level of ultimate losses for prior years claims was incurred in the third quarter.

      Book value per share as of September 30, 2004 stood at $11.56 compared to $11.30 at December 31, 2003, increasing primarily as a result of net income in the nine-month period.

Consolidated net income

Three months ended September 30, 2004 compared to three months ended September 30, 2003

      Net income of $1.1 million for the three months ended September 30, 2004 compares to $370,000 for the three months ended September 30, 2003. Net realized investment losses, after tax, for the third quarter of 2004 totaled $48,000 compared to net realized investment gains of $329,000, after tax, for the third quarter of 2003. Excluding net realized investment gains, third quarter 2004 revenue was 28% ahead of the third quarter of 2003. The increased revenue was partially offset by losses and underwriting expenses associated with the higher level of business.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

      Net income totaled $1.2 million for the nine months ended September 30, 2004 compared to $1.4 million for the nine months ended September 30, 2003. Net realized investment gains, after tax, for the first nine months of 2004 totaled $227,000 compared to net realized investment gains, after tax, of $1.2 million for the first nine months of 2003. Excluding net realized investment gains and losses, revenue for the first nine months of 2004 was 31% ahead of the first nine months of 2003. The second quarter losses incurred for development of claims reported in prior years and expense incurred as a result of the fraudulent act of a former sales agent were the drivers behind the reduced results.

Segment results

      The results of our insurance segment for the three months and nine months ended September 30, 2004 were primarily driven by the recurring elements of increases in premium revenue and incurred losses. Premium revenue growth resulted from premium rate increases, expansion of business, primarily in Delaware, over the past year, and an increase in extended reporting endorsements. Incurred losses increased due to the adverse development of losses on prior year claims as well as due to the expanded base of policyholders. In the first nine months of 2004, we incurred expenses of $626,000 related to the fraudulent act of a former sales agent, as discussed in the Expenses section.

Net premiums earned

Three months ended September 30, 2004 compared to three months ended September 30, 2003

      Net premiums earned increased by $4.4 million, 35%, to $16.9 million from $12.5 million for the three months ended September 30, 2004 and 2003, respectively. The increase is driven by increases in premium rates, higher premiums for extended reporting endorsements, and the expansion of business in force as a result of the growth from new premiums written.

      Gross premiums written of $24.3 million for the three months ended September 30, 2004 increased by $3.7 million or 18% compared to the three months ended September 30, 2003, as the result the premium rate increases effective January 1, 2004 combined with net new business written. The extended reporting endorsement premium written during the third quarter of 2004 totaled $1.8 million, or $1.4 million above the level of the third quarter of 2003. Written premiums for policies in West Virginia were down by $902,000 in the third quarter of 2004 compared to the same period of 2003 due to our decision in early 2004 to not renew West Virginia policies at the end of their terms. As a result of the rate increase approved by West Virginia effective September 1, 2004, we began renewing business for 2004 policy effective dates falling September 1 and later. The following chart shows new premium written for the third quarter (in thousands):

                                                      Three Months Ended
                                                         September 30,
                                                 ----------------------------
                                                  2004                  2003
                                                 ------                ------
                      Direct                     $  226                $  209
                      Agent                       1,054                 3,289

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

      Net premiums earned increased by 39% to $48.6 million from $34.9 million for the nine months ended September 30, 2004 and 2003, respectively. The increase is primarily reflective of 1) the increases in premium rates effective with 2004 and 2003 renewals, which average 27%, 2) the growth in business in force resulting from the new premiums written over the past year, and 3) an increase in premium earned for extended reporting endorsements issued. Extended reporting endorsements premium is earned in the same period as it is written.

      Gross premiums written of $70.5 million for the nine months ended September 30, 2004 increased by $11.3 million or 19% over the nine months ended September 30, 2003, due to the premium rate increases and extended reporting endorsement premiums combined with net new business written, which is new business net of lost business. Extended reporting endorsements totaled $5.1 million in the first nine months of 2004 compared to $2.5 million for the same period of 2003. The following chart shows new business written through the third quarter (in thousands):

                                                       Nine Months Ended
                                                         September 30,
                                                 ----------------------------
                                                  2004                  2003
                                                 ------                ------
                      Direct                     $  678                $  536
                      Agent                       2,034                 7,277

The overall level of new business produced in the first nine months of 2004 is lower than for the first nine months of 2003, as planned. In 2003 our business in Delaware expanded to place us in the top market share position, therefore, the opportunity for growth in Delaware is limited in 2004. The other territory identified for growth is Virginia. We continue to write new business in Virginia, however, our product is priced at the high end of the market, which has the result of constraining growth. We believe our price level is required by the loss characteristics of the Virginia market. During the second quarter of 2004 we saw the A.M. Best rating reduced for our lowest priced Virginia competitor. We continue to maintain that pricing integrity is critical to long-term viability.

      The distribution of premiums written shows notable growth in NCRIC's market areas outside of the District of Columbia. NCRIC continues to maintain strict underwriting standards as it expands its business. The following chart illustrates the components of gross premium written by state for the periods ended September 30, 2004 and 2003 (in thousands):

                                             Nine Months Ended September 30,
                                  ----------------------------------------------------
                                           2004                           2003
                                  --------------------           ---------------------
       District of Columbia       $24,783           35%          $22,685            38%
       Virginia                    22,989           33%           17,585            30%
       Maryland                    10,117           14%            7,952            13%
       Delaware                     9,118           13%            5,853            10%
       West Virginia                3,536            5%            5,082             9%
                                  -------        -----           -------         -----
                                  $70,543          100%          $59,157           100%
                                  =======        =====           =======         =====

      Premium collection litigation. During 2000, it was determined that one of our hospital-sponsored retrospective programs would not be renewed. In accordance with the terms of the contract, we billed the hospital sponsor, Columbia Hospital for Women Medical Center, Inc. (CHW), based on the actual accumulated loss experience of the terminated program. Because the original 2000 bill was not paid when due, we initiated legal proceedings to collect. As of September 30, 2004 the amount due to NCRIC for this program was $2.9 million. No amount of net receivable was accrued due to the pending litigation and questionable collectability.

      On February 13, 2004 a District of Columbia Superior Court jury ruled against NCRIC's claim for premiums due and returned a verdict in favor of CHW in counterclaims to the premium collection litigation initiated by NCRIC. The jury awarded $18.2 million in damages to CHW.

      NCRIC filed post-trial motions on March 5, 2004. CHW filed a reply to NCRIC's motions on March 26, 2004, and NCRIC filed renewed post-trial motions on April 5, 2004. There have been no further developments since then. Since we believe the verdict against NCRIC was wrong and that we will ultimately prevail, no liability has been accrued in the financial statements for any possible loss arising from this litigation. Legal and other expenses incurred for this litigation, for both the trial and post-trial motions, for the nine months ended September 30, 2004 totaled $867,000. The expenses associated with the $19.5 million appellate bond and the collateral letter of credit for the three and nine months ended September 30, 2004 totaled $50,000 and $211,000, respectively.

Net investment income

Three months ended September 30, 2004 compared to three months ended September 30, 2003

      Net investment income increased by $143,000 for the three months ended September 30, 2004 compared to the third quarter of 2003 due to an increase in invested funds partially offset by a decrease in yields. Due to the uncertainty associated with the EITF 03-01 pronouncement, rather than investing positive operating cash flow in August and September, we increased our balance of cash and cash equivalents. As a result, net investment income in the third quarter was lower than it might otherwise have been. The average effective yield was approximately 3.69% for the three months ended September

30, 2004 and 4.07% for the three months ended September 30, 2003. The tax equivalent yield was approximately 4.11% for the third quarter of 2004 and 4.38% for the third quarter of 2003. The decrease in investment yields reflects the addition of an equity component to the portfolio in the third and fourth quarters of 2003.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

      Net investment income increased by $1.0 million for the nine months ended September 30, 2004 compared to the first nine months of the prior year due to an increase in invested funds partially offset by a decrease in yields. Average invested assets were higher in the first nine months of 2004 by $44.6 million compared to the same period of 2003. The average effective yield was approximately 3.74% for the nine months ended September 30, 2004 and 3.96% for the nine months ended September 30, 2003. The tax equivalent yield was approximately 4.16% for the first nine months of 2004 and 4.42% for the first nine months of 2003. The decrease in investment yields primarily reflects the addition of an equity component to the portfolio in the last half of 2003.

Net realized investment gains and losses

Three months ended September 30, 2004 compared to three months ended September 30, 2003

      Net realized losses of $48,000, before tax, in the third quarter of 2004 resulted from both fixed maturity and equity security trades made in the course of routine portfolio management. In addition, a realized loss of $24,000, before tax, was recognized for an other-than-temporary impairment on a fixed income security. The circumstance that gave rise to the impairment charge was the August surprise announcement by that entity of a corporate action. The third quarter of 2003 included net realized gains of $498,000, before tax, resulting from the full deployment of the proceeds from the public offering as well as from normal investment activity.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

      Net realized gains of $368,000, before tax, in the first nine months of 2004 resulted from security trades made in the course of normal portfolio management, partially offset by recognition of an other-than-temporary impairment of $24,000, before tax, on a fixed income security. The first nine months of 2003 included net realized gains of $1.9 million, before tax, resulting from portfolio restructuring done by our new investment portfolio manager, partially offset by the recognition of an other-than-temporary impairment of $135,000, before tax, on an investment in common stock. The circumstance giving rise to the other-than-temporary impairment charge was a sharp decline in the value of the stock in 2003 which we did not expect to be temporary based on available financial information of the issuer.

Practice management and related income

      Revenue for practice management and related services is comprised of fees for the services for the following categories of services: practice management, accounting, tax and personal financial planning, retirement plan accounting and administration, and other services.

Three months ended September 30, 2004 compared to three months ended September 30, 2003

      Practice management and related revenue of $1.0 million for the three months ended September 30, 2004 is lower by $108,000 compared to the three months ended September 30, 2003. The decrease is attributable to a continuing decline in the utilization of our consulting and related financial services, partially offset by an increase in revenue from retirement and other employee benefit plan services.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

      Practice management and related revenue of $3.3 million for the nine months ended September 30, 2004 is down from $3.8 million for the nine months ended September 30, 2003. The decrease is attributable to the reasons discussed above.

Loss and loss adjustment expenses and combined ratio results

      The expense for incurred losses and LAE net of reinsurance is summarized as follows (in thousands):

                                                Three Months Ended         Nine Months Ended
                                                   September 30,              September 30,
                                               --------------------      ---------------------

                                                 2004         2003         2004          2003
                                               -------      -------      -------      --------
      Incurred loss and LAE related to:
                Current year - losses          $13,374      $10,945      $39,067      $ 31,185
                Prior years - development           --          200        1,518          (102)
                                               -------      -------      -------      --------
      Total incurred for the period            $13,374      $11,145      $40,585      $ 31,083
                                               =======      =======      =======      ========

Following is a summary of the ratios of losses and underwriting expenses compared to net premiums earned:

                                            Nine Months Ended
                                              September 30,
                                     -----------------------------
                                       2004                  2003
                                     -------               -------
      Loss and LAE ratio                83.4%                 89.1%
      Underwriting expense ratio        20.6%                 20.8%
      Combined ratio                   104.0%                109.9%

Three months ended September 30, 2004 compared to three months ended September 30, 2003

      Total incurred loss and LAE expense of $13.4 million for the third quarter of 2004 increased by $2.3 million from the $11.1 million incurred for the third quarter of 2003. The increase in current year losses for the third quarter of 2004 reflects 1) the expanded level of exposure as a result of expanding business combined with 2) a rise in the cost of resolving claims and 3) reserves on extended reporting endorsements. The frequency of claims reported in the third quarter of 2004 was lower than in the third quarter of 2003, whereas the severity of current losses incurred is greater in recognition of the increased loss trends reported in the year-end reserve valuation.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

      Total incurred loss and LAE expense of $40.6 million for the first nine months of 2004 increased by $9.5 million from the $31.1 million incurred for the first nine months of 2003. The 2004 increase in current year losses is driven by the same factors discussed for the third quarter. Adverse development of losses reported in prior years is recognized for the 2001 report year and reflects experience on claims closed during the quarter in addition to the continuing upward pressure of severity of losses. Prior years development results from the re-estimation and settlement of individual losses not covered by reinsurance.

      The combined ratio of 104.0% for the nine months ended September 30, 2004 compared to 109.9% for the first nine months of 2003 reflects the higher level of earned premiums in relation to the increase in loss and loss adjustment expenses, the increase in loss severity, and the stable level of core underwriting expenses. Additionally, expenses stemming from a fraudulent act of a former sales agent, as discussed in the following Expenses section, added 1.3 points to the 2004 combined ratio and 1.0 points to the 2003 combined ratio in the Underwriting expenses component.

Expenses

Three months ended September 30, 2004 compared to three months ended September 30, 2003

      Underwriting expenses of $3.1 million for the three months ended September 30, 2004 compare to $2.5 million for the three months ended September 30, 2003. The increase in expenses results from increases in commissions, premium taxes, and administrative costs related to the increased level of business, particularly agent-produced business. In addition, in the third quarter of 2004 we incurred an expense of $31,000 as a result of a fraudulent act of a former sales agent, as discussed below.

      Interest expense in 2004 is on the Trust Preferred Securities issued in December 2002. This debt carries interest at 400 basis points over three-month LIBOR. The effective annual rate at September 30, 2004 is 5.81% which compares to the rate of 5.14% as of September 30, 2003.

      Other expenses include amounts for subsidiary and holding company operations, which are not directly related to the issuance of medical professional liability insurance or practice management operations. Other expenses of $463,000 for the three months ended September 30, 2004 compare to $519,000 for the three months ended September 30, 2003. Other expenses for the three months ended September 30, 2004 include $50,000 for post-trial costs associated with the CHW premium collection litigation.

Nine months ended September 30, 2004 compared to nine months ended September 30, 2003

      Underwriting expenses increased $2.8 million to $10.0 million for the nine months ended September 30, 2004 from $7.2 million for the nine months ended September 30, 2003. The increase in expenses results from increases in commissions, premium taxes, and administrative costs related to the increased level of business, particularly agent-produced business. Additionally, in the first nine months of 2004 we incurred $525,000 in legal fees related to the trial portion of the premium collection litigation. In the first quarter of 2003, we incurred an expense of $364,000 as a result of a fraudulent act of a former sales agent. In the first nine of months of 2004 we incurred additional expenses of $626,000 from this same act. We believe that no significant additional costs will be incurred in this matter.

      Practice management and related expenses totaled $3.7 million for the nine months ended September 30, 2004 and $3.9 million for the nine months ended September 30, 2003. Expenses decreased primarily due to adjustments in staffing to alleviate excess capacity stemming from the decrease in utilization of services.

      Interest expense in 2004 is on the Trust Preferred Securities issued in December 2002. This debt carries interest at 400 basis points over three-month LIBOR. The effective annual rate at September 30, 2004 is 5.81% compared to 5.14% as of September 30, 2003.

      Other expenses include amounts for subsidiary and holding company operations, which are not directly related to the issuance of medical professional liability insurance or practice management operations. Other expenses of $2.1 million for the nine months ended September 30, 2004 compare to $1.4 million for the nine months ended September 30, 2003. Other expenses for the nine months ended September 30, 2004 include $553,000 for post-trial costs associated with the CHW premium collection litigation.

Federal income taxes

      The effective tax rate for NCRIC at 3% for the nine months ended September 30, 2004, compared to

18% for the nine months ended September 30, 2003, is lower than the statutory tax rate principally because of the relatively high benefit of income from tax-exempt securities and the dividends received deduction in relation to pre-tax book income.

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

      For the nine months ended September 30, 2004, we had cash flows from operations of $27.8 million compared to $15.5 million for the corresponding period of 2003. The $12.3 million of increased cash flow results primarily from higher net premium receipts combined with an acceleration of the timing of receipt of premium due to implementation of premium financing with a third party premium finance company. This increased cash flow from premiums was partially offset by higher payments for claims and LAE. Because of the long-term nature of both the payments of claims and the settlement of swing-rated reinsurance premiums due to the reinsurers, cash from operations for a medical professional liability insurer like NCRIC can vary substantially from period to period.

      Financial condition and capital resources. Cash flow from operations and the proceeds of maturing investments have primarily been invested in corporate and tax-exempt securities. Additionally, in 2004, $6.7 million was invested in high-yield bonds through a mutual fund vehicle. As of September 30, 2004, the carrying value of the securities portfolio was $194.8 million. The portfolio was invested as follows:

                                                     At September 30,   At December 31,
                                                           2004               2003
                                                           ----               ----
      U. S. Government and agencies ................        17%                17%
      Asset and mortgage-backed securities .........        25%                31%
      Tax-exempt securities ........................        23%                21%
      Corporate bonds ..............................        25%                24%
      High yield bond fund .........................         3%                --
      Equity securities ............................         7%                 7%

      At September 30, 2004, over 71% of the fixed income securities portfolio was invested in U.S. Government and agency securities or had a rating of AAA or AA. For regulatory purposes, 87% of the fixed income securities portfolio was rated "Class 1", which is the highest quality rated group as classified by the NAIC. The accumulated other comprehensive income totaled $1.5 million at September 30, 2004, essentially unchanged from the level at December 31, 2003. At September 30, 2004, gross unrealized investment gains totaled $3.6 million and gross unrealized investment losses totaled $1.4 million, with no concentration of unrealized loss in any security or industry.

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

      In December, 2002, NCRIC Group issued Trust Preferred Securities in the amount of $15 million in a pooled transaction to unrelated investors. This debt has a maturity of 30 years, and bears interest at an annual rate equal to three-month LIBOR plus 4.0%, payable quarterly beginning March 4, 2003. Interest is adjusted on a quarterly basis provided that prior to December 4, 2007, this interest rate shall not exceed 12.50%. The debt is callable by NCRIC at par beginning December 4, 2007. The effective annual rate at September 30, 2004 is 5.81% which compares to the rate of 5.14% as of September 30, 2003.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Our investment portfolio is exposed to various market risks, including interest rate and equity price risk. Market risk is the potential for financial losses due to the decrease in the value or price of an asset resulting from broad movements in prices. At September 30, 2004, fixed maturity securities comprise 90% of total investments at market value. Equity securities, consisting primarily of common stock, account for the remainder of the investment portfolio. U.S. Government and tax-exempt bonds represent 43% of the fixed maturity securities. The investment in a mutual fund containing high-yield securities is also classified with equity securities. We have classified our investments as available for sale.

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

      The value of our investment portfolio as compared to amortized cost is as follows (in thousands):

                                      Unrealized gain             Unrealized gain
                                   at September 30, 2004       at December 31, 2003
                                   ---------------------       --------------------
      Fixed maturity securities            $  895                     $  868
      Equity securities                     1,316                      1,344
                                           ------                     ------
      Net                                  $2,211                     $2,212
                                           ======                     ======

      Generally, the longer the duration of a fixed maturity security, the more sensitive the asset is to market interest rate fluctuations. To control the adverse effects of the changes in interest rates, our investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. Our investment policy also provides that all security purchases be limited to rated securities or unrated securities approved by management on the recommendation of our investment advisor. Approximately 64% of the fixed maturity portfolio is Treasury or Agency related or rated AAA, the highest rating for a security. Management of NCRIC, along with NCRIC's external investment managers, seeks to maximize after-tax yields while minimizing portfolio credit risk.

      One common measure of the interest sensitivity of fixed maturity securities is effective duration. Effective duration utilizes maturities, yields, and call terms to calculate an average age of expected cash flows. The following table shows the estimated fair value of NCRIC's fixed maturity portfolio based on fluctuations in the market interest rates.

                                                         Projected Market Value
          Yield Change (bp)          Market Yield            (in thousands)
          -----------------          ------------            --------------
                -300                    0.82%                   $201,208
                -200                    1.82%                    193,293
                -100                    2.82%                    185,378
           Current Yield**              3.82%                    174,965
                 100                    4.82%                    169,548
                 200                    5.82%                    161,633
                 300                    6.82%                    153,718

**    Current yield is as of September 30, 2004.

Item 4. Controls and Procedures

      The Chief Executive Officer and Chief Financial Officer have concluded, based on their evaluation as of September 30, 2004, that the disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-14(c) and 15d-14(c)) are effective to ensure that information required to be disclosed in the reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II OTHER INFORMATION

Item 1. Legal Proceedings

      See Note 4 to the Condensed Consolidated Financial Statements included in
Part I, Item 1 of this Form 10-Q for information on pending litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

      (a)   None

      (b)   None

      (c)

- -------------------------------------------------------------------------------------------------------------------
                          Total Number                          Total Number of Shares     Maximum Number of Shares
                           of Shares     Average Price Paid      Purchased as Part of     that May Yet be Purchased
                           Purchased          Per Share        Publicly Announced Plan          Under the Plan
                           ---------          ---------        -----------------------          --------------
- -------------------------------------------------------------------------------------------------------------------
July 1 - July 31               0                  0                       0                            0
- -------------------------------------------------------------------------------------------------------------------
Aug. 1 - Aug. 31               0                  0                       0                            0
- -------------------------------------------------------------------------------------------------------------------
Sept. 1 - Sept. 30          10,000(1)           $8.99                   10,000                      274,000
                            12,795(2)           $8.97                     --                          --
- -------------------------------------------------------------------------------------------------------------------

(1) The Plan to repurchase up to 5% or approximately 284,000 shares of the outstanding public float, or common stock held by non-affiliates, was announced on December 31, 2003. The purchases were authorized to be made during the next 12 months from the announcement as, in the opinion of management, market conditions warrant.

(2) These shares were authorized to be repurchased to cover payroll taxes on the regular vesting of stock awards granted under the 1999 Stock Awards Plan and the 2003 Stock Awards Plan.

Item 6. Exhibits and Reports on Form 8-K

      (a)   Exhibits:

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Filings on Form 8-K during the quarter ending September 30, 2004:

      1) On August 12, 2004 the Company filed a Form 8-K pursuant to Item 12 which included a press release dated August 10, 2004 relating to earnings for the quarter ended June 30, 2004.

      2) On September 2, 2004 the Company filed a Form 8-K pursuant to Item 7 relating to the West Virginia Insurance Commission's approval of NCRIC's rate filing.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            NCRIC Group, Inc.


November 9, 2004               /s/ R. Ray Pate, Jr.
                               --------------------------------------------
                               R. Ray Pate, Jr.,
                               President and Chief Executive Officer
                                   (Duly Authorized Officer)


November 9, 2004               /s/ Rebecca B. Crunk
                               --------------------------------------------
                               Rebecca B. Crunk,
                               Sr. Vice President and Chief Financial Officer
                                   (Principal Financial Officer)