Form 10-K
period 2004-12-31
NCRIC GROUP INC
filed 2005-03-21
CIK 1075343

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

    Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                   For the fiscal year ended December 31, 2004
                         Commission File Number: 0-25505

[LOGO](SM)                      NCRIC Group, Inc.

                 Delaware                                 52-2134774
      -------------------------------               ----------------------
      (State or Other Jurisdiction of                  (I.R.S. Employer
      Incorporation or Organization)                Identification Number)

                 1115 30th Street, N.W., Washington, D.C. 20007
                 ----------------------------------------------
                    (Address of Principal Executive Offices)
                                  202-969-1866
                                  ------------
                         (Registrant's Telephone Number)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par value $.01 per share

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. YES |X|

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. NO |X|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

      As of March 15, 2005, there were issued and outstanding 6,892,517 shares of the Registrant's Common Stock. The aggregate value of the voting stock held by non-affiliates of the Registrant, computed by reference to the last trade price of the Common Stock as of June 30, 2004 was $59.9 million.

Documents Incorporated by Reference

      The  following   documents,   in  whole  or  in  part,  are   specifically
incorporated by reference in the indicated Part of this Annual Report on Form 10-K:

I. Portions of the NCRIC Group, Inc. Proxy Statement for the 2005 Annual Meeting of Shareholders are incorporated by reference into certain items of Part III.

                                TABLE OF CONTENTS

                                                                                       Page
PART I

     Item 1.  Business ...............................................................    2

     Item 2.  Properties .............................................................   28

     Item 3.  Legal Proceedings ......................................................   28

     Item 4.  Submission of Matters to a Vote of Security Holders ....................   29

PART II

     Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters ..   29

     Item 6.  Selected Financial Data ................................................   30

     Item 7.  Management's Discussion and Analysis of Financial Condition and
              Results of Operations ..................................................   31

     Item 7A. Quantitative and Qualitative Disclosures About Market Price ............   54

     Item 8.  Financial Statements and Supplementing Data ............................   56

     Item 9.  Changes In and Disagreements with Accountants on Accounting and
              Financial Disclosure ...................................................   93

     Item 9A. Controls and Procedures ................................................   93

     Item 9B. Other Information ......................................................   93

PART III

     Item 10. Directors and Executive Officers of the Registrant .....................   93

     Item 11. Executive Compensation .................................................   93

     Item 12. Security Ownership of Certain Beneficial Owners and Management and
              Related Stockholder Matters ............................................   93

     Item 13. Certain Relationships and Related Transactions .........................   93

     Item 14. Principal Accountant Fees and Services .................................   93

Part IV

     Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K ........   93

                                     PART I

Item 1. Business

General

      NCRIC Group, Inc. is a holding company for a specialty property and casualty insurance company focused on the medical professional liability insurance market and a physician business management company. Our executive offices are located at 1115 30th Street, NW, Washington, D.C. 20007 and our telephone number is (202) 969-1866. Our stock trades on the National Association of Securities Dealers (Nasdaq) Stock Exchange under the symbol "NCRI."

      We maintain a website at www.ncric.com and provide, free of charge, online access to all of the reports that we file with the Securities and Exchange Commission, SEC, including our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and all amendments to these reports. These reports, as well as Forms 3, 4 and 5 detailing stock trading by corporate insiders, are made available as soon as reasonably practical after such material is electronically filed with or furnished to the SEC. We also provide access to news releases, earnings conference calls, and quarterly and annual statutory financial statements filed with the District of Columbia Department of Insurance, Securities and Banking. All of the previously named documents can be accessed within the Investor Relations section of our website and are available for a minimum of one year after their filing or release.

Corporate Organization and History

      National Capital Reciprocal Insurance Company, NCRIC, the predecessor company of our primary insurance subsidiary, NCRIC, Inc., was founded in 1980 by Washington, D.C. physicians, with the assistance of the Medical Society of the District of Columbia. NCRIC was formed in response to a medical professional liability insurance crisis in the District of Columbia. As a physician-governed reciprocal insurance company, NCRIC began its operations with approximately 500 policyholders, offering a single insurance product. By the mid 1980s, NCRIC insured more physicians in the District of Columbia than any other carrier, a distinction we maintain today.

      In the late 1990s, with the advent of managed care and the changing climate affecting the practice of medicine, physicians began to look to us for assistance in more areas than solely medical professional liability insurance. In order to raise additional capital, effective December 31, 1998, the reciprocal was reorganized as a stock insurance company, called NCRIC, Inc., with a mutual holding company parent, NCRIC, A Mutual Holding Company. In addition, two intermediate holding companies were created, and the mutual holding company became the parent of NCRIC Holdings, Inc., which in turn owned a majority of the outstanding shares of NCRIC Group, Inc., an insurance holding company incorporated in Delaware.

      In July 1999, we completed an initial public offering and issued 2.2 million shares of NCRIC Group, Inc. common stock to NCRIC Holdings, Inc. and sold 1.5 million shares to the public. The capital raised in this transaction was used to purchase HealthCare Consulting, a company that assists physicians in managing their practices more efficiently through integrated business and financial management services.

      On June 25, 2003, we completed a plan of conversion and reorganization in which NCRIC Group, Inc. became a fully public company. In the conversion and related stock offering, NCRIC, A Mutual Holding Company offered for sale its 60% ownership in NCRIC Group, Inc., and as a result, NCRIC, A Mutual Holding Company and NCRIC Holdings, Inc. ceased to exist. In the conversion and stock offering,
4.1 million shares of the common stock of NCRIC Group, Inc. were sold to eligible members, employee benefit plans, directors, officers and employees and to members of the general public in a subscription and community offering.

      The additional capital raised in the 2003 conversion offering, which totaled $41.4 million in gross proceeds, was used to pursue growth opportunities in our core market territories in the mid-Atlantic region. Today, as a result of this expansion, we are the leading medical professional liability insurance carrier in both Delaware and the District of Columbia, and among the top writers in Virginia and Maryland. We also have a limited market presence in West Virginia.

      On February 28, 2005, we announced that the Board of Directors had approved an agreement to merge NCRIC Group, Inc. into ProAssurance Corporation in a stock-for-stock transaction that values NCRIC Group at $10.10 per share, based on the closing price of ProAssurance common stock on Friday, February 25, 2005. Under the terms of the agreement each holder of common stock of NCRIC Group will have the right to receive 0.25 of a share of ProAssurance common stock for each share of NCRIC Group. This exchange ratio is subject to adjustment in the event that the market price of the ProAssurance stock prior to the closing of the transaction either exceeds $44.00 or is less than $36.00 such that the exchange ratio would then be adjusted such that the value per NCRIC Group share would neither exceed $11.00 nor be less than $9.00, respectively. The transaction is subject to required regulatory approvals and a vote of NCRIC Group stockholders and is expected to close early in the third quarter of 2005.

Business Overview

      We own NCRIC, Inc., a medical professional liability insurance company, through which we provide individual physicians, groups of physicians and other healthcare providers with stable, high-quality medical professional liability insurance. We also own ConsiCare, Inc., formerly known as NCRIC MSO, Inc. d/b/a HealthCare Consulting and Employee Benefits Services, a business management company, through which we provide a comprehensive range of integrated business and financial services to help physicians, dentists and other non-healthcare related entities operate successfully.

      We offer medical professional liability insurance and integrated business and financial services to physicians and other healthcare providers in Delaware, the District of Columbia, Maryland, North Carolina, Virginia and West Virginia. We provide our insurance product and business management services to approximately 4,700 physicians throughout this market area as of December 31, 2004. The following table shows our insurance segment policy count and gross premiums written over the last ten years.

                                                    Gross
                                                  Premiums
                                    Policy       Written (in
                                     Count        thousands)
                                    ------       -----------
                        1995         1,223         $19,506
                        1996         1,231          19,017
                        1997         1,250          17,869
                        1998         1,328          19,214
                        1999         1,532          21,353
                        2000         2,010          22,727
                        2001         2,953          34,459
                        2002         3,785          51,799
                        2003         4,229          71,365
                        2004         3,942          87,229

      As reflected in the table above, we have experienced significant growth since 1999, and not during the soft-market pricing environment of the mid-to-late 1990s. We have maintained a disciplined approach towards underwriting, product pricing and loss reserves, and we have remained focused on selective expansion in our core markets as pricing conditions have improved. Beginning in 2001, our market presence expanded significantly throughout Delaware, Virginia and West Virginia as competing medical professional liability insurers were forced to either restrict their premium writings or exit the market completely due to financial difficulties. In 2004, our total policy count declined due to several key factors, including the lower pricing strategies of several competitors in the Virginia market, our decision to non-renew policies in the West Virginia market and attrition in the physician population in the District of Columbia market.

      According to the most recent available market share data from A.M. Best Company, which considers premiums written for all forms of medical professional liability coverage including physicians, hospitals and ancillary healthcare providers, in 2003 we were the highest ranked company in terms of market share in the District of Columbia and Delaware at 62.4% and 25.2%, respectively. The following table shows a comparison of our market share by jurisdiction in 2003 and 2002 as reported by A.M. Best:

                                              NCRIC Market Share
                                              ------------------
                                              2003         2002
                                              ----         ----
                  District of Columbia        62.4%        56.5%
                  Delaware                    25.2          7.7
                  Virginia                     9.8          8.7
                  Maryland                     4.3          3.3
                  West Virginia               10.5          7.5

      Our medical professional liability insurance company maintains a strong presence in its local markets. Five jurisdictions represented 100% of our gross written premiums for the years ended December 31, 2004 and 2003, as displayed in the following chart:

                                           Year Ended December 31,
                                --------------------------------------------
                                        2004                     2003
                                -------------------      -------------------
                                           (dollars in thousands)
                                 Amount        %          Amount        %
                                -------     -------      -------     -------
   District of Columbia ...     $25,650          30%     $23,216          33%
   Virginia ...............      29,612          34       22,640          32
   Maryland ...............      11,451          13        8,819          12
   West Virginia ..........       7,174           8        7,935          11
   Delaware ...............      13,342          15        8,755          12
                                -------     -------      -------     -------
        Total .............     $87,229         100%     $71,365         100%
                                =======     =======      =======     =======

      For the year ended December 31, 2004, our medical professional liability insurance company produced a combined ratio of 124.8%, consisting of a current year loss ratio of 80.0% and prior year development of 25.8%. The combined ratio is a formula used to relate premium income to claims and underwriting expenses and is calculated by dividing the sum of incurred losses and expenses by earned premium. It indicates the profitability of an insurer's operations by combining the loss ratio with expense ratio (including dividends if any). A combined ratio below 100% generally indicates profitable underwriting prior to the consideration of investment income.

      For the year ended December 31, 2004, we generated $87.2 million of gross premiums written, $66.5 million of net premiums earned and $79.4 million of total revenues. At December 31, 2004, we had consolidated assets of $292.9 million, liabilities of $220.9 million, and stockholders' equity of $72.0 million. Our insurance subsidiary is rated "B++" (Very Good) by A.M. Best Company.

      As a result of significant premium rate increases, healthcare providers are seeking alternative methods to secure medical professional liability coverage. We established American Captive Corporation, ACC, under District of Columbia Law in 2001 to form independent protected captive cells to accommodate affinity groups seeking to manage their own risk through an alternative risk transfer structure. Alternative risk transfer is broadly defined as the use of alternative insurance mechanisms as a substitute for traditional risk-transfer products offered by insurers. ACC is well-positioned to meet current professional liability insurance market needs due to our ability to manage risk and provide access to increasingly unavailable reinsurance markets. We believe this venture is strategically placed to capitalize on the emerging opportunities as demand for these specialized services increases. We are competing with established national brokerage and specialty companies to provide both the risk transfer vehicle and services to support and manage captives. We also compete on a regulatory level with other jurisdictions and varying regulatory requirements in such domiciles as Hawaii, Bermuda, the Caribbean and Europe. As of December 31, 2004, ACC had no active cells.

      We offer integrated business management and financial services to physicians and other business entities in the District of Columbia, North Carolina and Virginia. These services are heavily concentrated in North Carolina and Virginia and are utilized by approximately 800 physicians and 250 non-healthcare related businesses. We compete most often with single source providers of individual services who target small businesses. In our accounting, tax, and financial services we also compete with local and regional certified public accounting firms. In our retirement plan administration we compete with large brokerage firms; with respect to our payroll services we compete with national companies. In 2004, upon the completion of a branding analysis, the decision was made to re-introduce this business to the market in early 2005 under the brand name of ConsiCare. We believe that this initiative will differentiate the business management operations from its competitors and contribute to the establishment of a consistent and distinguishable brand identity. In addition, a strategic business plan has been developed with the primary objective of creating growth through the establishment of partnerships with other successful practice management entities and an increased focus on the marketing and delivery of an integrated suite of services to new and existing management services clients.

Management

      Our executive management team is led by R. Ray Pate, Jr., president and chief executive officer. Mr. Pate joined us in 1996 and has more than 20 years of experience in the medical professional liability insurance business. Rebecca
B. Crunk, senior vice president and chief financial officer, began with us in 1998. Ms. Crunk is a certified public accountant with more than 27 years of accounting experience in the insurance industry. William E. Burgess, senior vice president, has been with us for 25 years and is responsible for our risk management and claims processing functions. Eric R. Anderson is senior vice president, corporate communications and investor relations. He joined us in 1993 and has 12 years of experience in the medical professional liability insurance industry and 15 years of experience in the field of corporate communications. Anne K. Missett is senior vice president, marketing and underwriting for our primary insurance subsidiary, NCRIC, Inc. Ms. Missett began with us in 2001 and has more than 20 years of experience in the healthcare industry.

Forward-Looking Statements

      This document contains historical information as well as forward-looking statements that are based upon our estimates and anticipation of future events that are subject to certain risks and uncertainties that could cause actual results to vary materially from the expected results described in the forward-looking statements. The words "anticipate," "believe," "estimate," "expect," "hopeful," "intend," "may," "optimistic," "preliminary," "project," "should," "will," and similar expressions are intended to identify these forward-looking statements. There are numerous important factors that could cause our actual results to differ materially from those in the forward-looking statements. Thus, sentences and phrases that we use to convey our view of future events and trends are expressly designated as forward-looking statements as are statements clearly identified as giving our outlook on future business. These forward-looking statements are subject to significant risks, assumptions and uncertainties, including, among other things, the following important factors that could affect the actual outcome of future events:

      o general economic conditions, either nationally or in our market area, that are worse than expected;

      o regulatory and legislative actions or decisions that adversely affect our business plans or operations;

      o     price competition;

      o     inflation and changes in the interest rate environment;

      o the performance of financial markets and/or changes in the securities markets that adversely affect the fair value of our investments or operations;

      o changes in laws or government regulations affecting medical professional liability insurance and practice management and financial services;

      o     changes to our rating assigned by A.M. Best;

      o     the effect of managed healthcare;

      o uncertainties inherent in the estimate of loss and loss adjustment expense reserves and reinsurance;

      o changes in the availability, cost, quality, or collectibility of reinsurance;

      o significantly increased competition among insurance providers and related pricing weaknesses in some markets;

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

Competition

      Medical professional liability insurance is a competitive industry. A number of carriers that operate in our market territory have higher financial ratings or have significantly larger financial resources than we do. In addition, a number of factors, including, but not limited to, the quality of service, brand recognition, size, financial stability, coverage features and product pricing, impact our ability to compete successfully in our market area. We believe that we compare favorably to our competitors based on our depth of knowledge and history in the markets in which we operate, superior claims handling ability, physician leadership, excellent customer service reputation, medical community relationships, established product distribution network, longevity and name recognition, particularly in the District of Columbia and Virginia markets.

      Our current competition is primarily composed of a number of mono-line specialty writers that focus on confined, contiguous geographic areas and one physician-directed national specialty writer. These competitors may have existing relationships with insurance agents or other distribution channels, which we may be unable to supplant.

      We have seen, however, some indications that a shift in the market may be underway. Prior to the withdrawal of The St. Paul Companies in 2001, multi-line commercial writers comprised approximately 35% of the national medical professional liability insurance market. Subsequent to St. Paul's exit, other multi-line commercial carriers such as Farmers Insurance Group and Fireman's Fund also withdrew from the market. With the departure of these significant commercial carriers, it has not been clear which segment of the market would fill this void. Based on recent data from the National Underwriters Insurance Data Services, it appears that GE Insurance Solutions and American International Group have filled this capacity gap, as each grew their premium writings to more than $800 million in 2003, up from $200 million and $400 million, respectively, in 2001. While both of these companies have a presence in our market territories, at the present time only GE Insurance Solutions presents a competitive challenge as American International Group focuses primarily on hospital liability coverage.

      We also believe that several carriers are employing low pricing strategies in one of our primary markets, Virginia. We experienced a 7.7% reduction in the number of policies written in Virginia in 2004, and we believe that this attrition is due to the fact that our product is priced at the high end of the market.

      The following is a brief competitive analysis of the jurisdictions in which we operate. The A.M. Best market share data considers premiums written for all forms of medical professional liability coverage including physicians, hospitals and ancillary healthcare providers.

      District of Columbia. We are the leading carrier writing medical professional liability insurance policies in Washington, D.C. According to A.M. Best 2003 data, the most recent available, we have 62.4% of the District of Columbia medical professional liability market share. Professionals Advocate, a member of The Medical Mutual Group of Maryland, holds an 11.8% market share in the District of Columbia. The Doctors Company Insurance Group and American International Group hold market shares of 6.1% and 5.3%, respectively. We anticipate that growth in the District of Columbia physician population will be constrained in the near term due to environmental factors. However, recent medical liability legislation enacted in the state of Maryland may result in capacity constraints for Professionals Advocate and thus provide us with an opportunity to increase our District of Columbia market share.

      Delaware. Our market share in Delaware increased significantly in 2003 as a result of the withdrawal from the physician professional liability market by Fireman's Fund, PHICO, CNA Insurance Companies, and Princeton Insurance Company. As reported in 2003 data from A.M. Best, we are the state's largest writer, with 25.2% of the market share. CNA is the second leading carrier, with a market share of 24.2%, however the majority of this business is related to hospital liability coverage. Other companies licensed in the state include American International Group, GE Insurance Solutions, and SCPIE Holdings, Inc. which hold market shares of 10.7%, 7.7% and 7.1%, respectively.

      Maryland. While we have been issuing coverage in Maryland since 1980, a number of these policies have been written to accommodate District of Columbia policyholders who have elected to relocate their practices to Maryland. Currently, we hold a 4.3% share of the market. Our primary competitor in the state is The Medical Mutual Group of Maryland, a physician-governed carrier that has 41.8% of the market share. Other carriers in the state include American International Group with an 11.3% market share, GE Insurance Solutions with a 9.0% market share and the Doctors' Company Insurance Group with a 7.3% market share. We are currently re-evaluating growth plans in Maryland due to the medical liability reform legislation passed by the Maryland General Assembly in January 2005.

      Virginia. Over the last three years, the Virginia market has offered considerable expansion opportunities with the departures of The St. Paul Companies, Princeton Insurance Company, CNA Insurance Companies and MIIX Group, Inc. in 2002 and the January 2003 exit of the Doctors Insurance Reciprocal. We experienced significant growth in this market during 2002 and 2003. However, more recently, due to the low pricing strategies of several carriers in the market, we have limited our new premium writings in this state. Market share in Virginia is fragmented among a number of companies. According to A.M. Best 2003 data, we have a 9.8% share of the market. Our primary competitors in the Virginia marketplace include GE Insurance Solutions with an 11.7% share, Doctors' Company Insurance Group with an 11.6% share, The Medical Mutual Group of Maryland with an 11.2% share, American International Group with a 9.4% share, and Medical Mutual of North Carolina with a 9.1% share. Also competing in Virginia are State Volunteer Mutual Insurance Company, MAG Mutual Insurance Company, and ProAssurance Group. Medical liability legislation enacted in the state of Maryland may result in capacity constraints for The Medical Mutual Group of Maryland and thus provide an opportunity for growth in the Virginia market.

      West Virginia. In January 2004, we informed the West Virginia Commissioner of Insurance of our intention to non-renew West Virginia policyholders and began this process with policies expiring in March 2004. This decision was based on our inability to achieve an adequate rate level for our West Virginia exposure. In the third quarter of 2004, we re-filed for a rate increase in the state. This filing was subsequently approved by the West Virginia Department of Insurance and we began renewing select West Virginia policies effective September 1, 2004. We have experienced a reduction in our West Virginia business as a result of the non-renewals and the price differential between our product and the West Virginia Physicians Mutual Insurance Company, the leading writer in the state. We do not anticipate a significant change in market position in 2005.

Insurance Activities

      General. We provide medical professional liability insurance for independent physicians who practice individually or in small groups. Our insurance protects policyholders against losses arising from professional liability claims as a result of patient injuries that occur from any act, omission, or series of related acts or omissions that take place in the furnishing of professional medical services. The most common policy limit or amount of coverage that we sell is $1 million of coverage for any one incident with a $3 million annual aggregate limit for incidents reported within the policy year. Our policies are written on a claims-made basis and include coverage for the entire defense cost of the claim. These policies provide coverage for claims arising from incidents that both occur and are reported to us while the policy is in force. A claims-made policy is in force from the starting date of the initial policy period and continues in force from that date through each subsequent renewal. Policyholders can purchase up to $4 million dollars of excess coverage that provides coverage for losses up to $5 million with an annual aggregate limit of $7 million. Optional coverage is available for the professional corporations under which physicians practice.

      Underwriting. Our underwriting department is responsible for the evaluation of applicants for medical professional liability coverage, the issuance of policies and the establishment and implementation of underwriting standards. In addition, this department provides information to the D.C. Underwriting Committee and Virginia and Delaware Physician Advisory Boards. These boards are comprised of physicians who represent a cross-discipline of medical specialties and provide valued input on local standards of care as they relate to understanding medical risk and underwriting in each area. We believe this combination of medical and insurance industry professionals provides a competitive advantage in underwriting services when compared to our competitors.

      We adhere to consistent and strict underwriting procedures with respect to the issuance of all physician medical professional liability policies. Each applicant or member of an applicant medical group is required to complete and sign a detailed application that provides a personal and professional history, the type and nature of the applicant's professional practice, information relating to specific practice procedures, hospital and professional affiliations, and a complete history of any prior claims and incidents.

      We also perform a continuous process of underwriting policyholders at renewal. Information concerning physicians with large losses, a high frequency of claims, or changing or unusual practice characteristics is developed through renewal applications, claims history and risk management reports.

      Claims. Our claims department is responsible for claims investigation, establishment of appropriate case reserves for losses and LAE, defense planning and coordination, monitoring of attorneys engaged to defend policyholders against claims, and negotiation of the settlement or other disposition of claims.

      We emphasize early evaluation and aggressive management of claims. When a claim is reported, our claims professionals complete a preliminary evaluation and set an initial reserve. After a full evaluation of the claim has been completed, which generally occurs within seven months, the initial reserve may be adjusted.

      As of December 31, 2004, we had approximately 653 open cases with an average of 73 cases being handled by each claims representative. Our claims department consists of 12 claims professionals and includes experienced claims adjusters, certified paralegals and individuals who have earned juris doctor degrees. The current professional claims staff has an average of 11 years of experience handling medical professional liability and related insurance cases. We limit the number of claims handled by each representative to fewer than 90 cases. We believe this number is lower than other companies in the medical professional liability insurance industry.

      Our objective is to maintain a local presence in the jurisdictions where we write coverage. We have obtained an understanding of the medical and legal climates where we write policies through on-site visits, interviews and ongoing communication with local law firms and discussions with policyholders. We retain locally-based attorneys to represent our policyholders. These litigators specialize in medical professional liability defense and understand and share our claims philosophy. We also retain the services of medical experts who are leaders in their specialties and who bring credibility and expertise to the litigation process.

      Our D.C. claims committee is composed of nine physicians from various specialties and meets monthly to provide evaluation and guidance on claims. The multi-specialty approach of these physicians adds a unique perspective to the claims handling process as it provides an opportunity to obtain the opinions of several different specialists meeting to share their knowledge in the area of liability evaluation and general peer review.

      Our objective of local physician claims guidance is carried out in Delaware and Virginia through our physician advisory boards. These boards meet to review medical incidents, assess claims and practice characteristics of current and prospective policyholders, and bring to our attention all matters of special interest to healthcare providers in their states.

      Risk management. The goal of our risk management staff is to assist our policyholders in identifying potential areas of exposure to loss and to develop strategies to reduce or eliminate such risk. Our risk management committee, a group of eight physicians comprising various specialties, lends their individual expertise in the development of risk management services tailored to the needs of the individual policyholders to aid in this endeavor.

      Our risk management staff presents educational seminars throughout the year in locations convenient to our policyholders. Programs designed to address the needs and interests of physicians are held throughout the District of Columbia, Delaware, Maryland and Virginia, and cover a wide variety of topics. Our staff is also available to present customized programs, as requested, to individual physician groups or office staff.

      Physicians unable to attend a live seminar are given the opportunity to access our risk management services in other ways. Currently, four home study courses are available and accessible online. Those physicians wanting a more involved approach to dealing with their risk management concerns may participate in an office assessment conducted by one of our risk management staff members.

      CME accreditation through the Medical Society of the District of Columbia, MSDC, allows us to award Category 1 CME credit to those physicians who attend a live seminar, successfully complete a home study course, or undergo an office assessment. Participation in one of these activities also entitles policyholders to a 5% policy premium credit.

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

      Our primary marketing channel in Delaware, Maryland, Virginia and West Virginia is our independent agent network. In 2004, our agent network totaled 30 agencies. These agents produced 63% of renewing premiums in 2004. Physicians frequently utilize agents when they purchase professional liability insurance. Therefore, we believe that developing our agent relationships in these states is important to maintain our market share. We select agents who have demonstrated experience and stability in the medical professional liability insurance industry. Agents receive market rate commissions and other incentives averaging 9% based on the business they produce and maintain. We strive to foster relationships with those agents who are committed to promoting our products and are successful in producing business for us. In 2002, we created the President's Gold Circle to recognize agencies that contribute growth in excess of $1 million in premium and to foster enhanced communications with these top producers. Currently, four of our agents are members of this group.

      Account information is communicated to all policyholders and agents through our marketing and underwriting departments. We strive to maintain a close relationship with the medical groups and individual practitioners insured by us as well as the agents who make up our agent network. To best serve clients and agents, we deploy client service representatives who can answer most inquiries and, in other instances, provide immediate access to an appropriate individual who has the expertise to provide a response. For large and mid-size medical groups, we have an account manager assigned to each group who leads a team comprised of underwriting, risk management and claims management representatives, each of whom may be contacted directly by the policyholder. Over the years, we believe this approach has resulted in our high customer retention and satisfaction rate.

      Risk Sharing Arrangements. As of December 31, 2004, we have ended all agreements for risk sharing programs for physicians at hospitals in the Washington, D.C. metropolitan area. The type of risk sharing arrangement we previously offered involved the initial funding of a portion of a premium being held to pay losses. In these arrangements, we received full gross premium, less applicable credits otherwise granted. After quota share losses were determined, if loss development was favorable, any premium in excess of the losses was returned.

      Rates. We establish rates and rating classifications for physician and medical group policyholders in the District of Columbia based on the losses and LAE experience we have developed over the past 25 years. For our other market areas, we rely on losses and LAE experience data from the medical professional liability industry. We have various rating classifications based on practice location, medical specialty and other factors. We utilize premium credits, including credits for part-time practice, physicians just entering medical practice, cost-free physicians and risk management participation. Generally, total credits granted to a policyholder do not exceed 25% of the base premium. In addition, surcharges generally do not exceed 25% of the base premium. Effective rates equal our base rate, less any discounts, plus any surcharges to the policyholder.

      Our rates are established based on previous loss experience, loss adjustment expenses, anticipated policyholder discounts or surcharges, and fixed and variable operating expenses. In recognition of the increase in the severity of losses and the need to provide a return to our shareholders, the weighted average rate increase for our base premiums was 20% effective January 1, 2005, 27% effective January 1, 2004 and 28.0% effective January 1, 2003.

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

      o     judicial interpretations of insurance contracts; and

      o     legislative activity.

      The inherent uncertainty of establishing reserves is greater for medical professional liability insurance because lengthy periods may elapse before notice of a claim or a determination of liability. Medical professional liability insurance policies are long tail policies, which means that claims and expenses may be paid over a period of ten or more years. This is longer than most property and casualty claims. As a result of these long payment periods, trends in medical professional liability policies may be slow to emerge, and we may not promptly modify our underwriting practices and change our premium rates to reflect underlying loss trends. Finally, changes in the practice of medicine and healthcare delivery, like the emergence of new, larger medical groups that do not have an established claims history, and additional claims resulting from restrictions on treatment by managed care organizations, may not be fully reflected in our underwriting and reserving practices.

      Our independent actuary reviews our reserves for losses and LAE periodically and prepares semi-annual reports that include a recommended level of reserves. We consider this recommendation as well as other factors, like loss retention levels and anticipated or estimated changes in frequency and severity of claims, in establishing the amount of our reserves for losses and LAE. We continually refine reserve estimates as experience develops and claims are settled. Medical professional liability insurance is a line of business for which the initial losses and LAE estimates may change significantly as a result of events occurring long after the reporting of the claim. For example, losses and LAE estimates may prove to be inadequate because of sudden severe inflation or adverse judicial or legislative decisions.

      Activity in the liability for unpaid losses and LAE is summarized as follows:

                                                              Year Ended December 31,
                                                       -------------------------------------
                                                          2004          2003          2002
                                                       ---------     ---------     ---------
                                                                   (in thousands)
      Balance, beginning of year ..................    $ 125,991     $ 104,022     $  84,560
         Less reinsurance recoverable on unpaid
         claims ...................................      (44,673)      (42,412)      (29,624)
                                                       ---------     ---------     ---------
      Net balance .................................       81,318        61,610        54,936
                                                       ---------     ---------     ---------
      Incurred related to:
         Current year .............................       53,158        44,588        24,063
         Prior years ..............................       17,152         5,885         2,766
                                                       ---------     ---------     ---------
           Total incurred .........................       70,310        50,473        26,829
                                                       ---------     ---------     ---------
      Paid related to:
         Current year .............................        3,457         4,383         1,491
         Prior years ..............................       34,520        26,382        18,664
                                                       ---------     ---------     ---------
           Total paid .............................       37,977        30,765        20,155
                                                       ---------     ---------     ---------
      Net balance .................................      113,651        81,318        61,610
         Plus reinsurance recoverable on unpaid
         claims ...................................       39,591        44,673        42,412
                                                       ---------     ---------     ---------
      Balance, end of year ........................    $ 153,242     $ 125,991     $ 104,022
                                                       =========     =========     =========

      The amounts shown above and the reserve for unpaid losses and LAE on the chart located on the next page are presented in conformity with accounting principles generally accepted in the United States of America, GAAP.

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

                           1994       1995       1996       1997       1998       1999       2000       2001       2002      2003
                         --------   --------   --------   --------   --------   --------   --------   --------   --------  --------
                                                                       (in thousands)
Reserve for Unpaid
Losses and LAE ......... $ 77,647   $ 68,928   $ 68,101   $ 72,031   $ 84,595   $ 84,282   $ 81,134   $ 84,560   $104,022  $125,991

Cumulative Liability
Paid Through End of
Year:
   One year later ......   21,667     16,084     14,916      9,667     13,865     20,813     20,828     21,995     31,872    45,255
   Two years later .....   34,829     27,634     22,237     21,810     32,778     38,078     34,253     45,764     61,973
   Three years later ...   43,237     32,409     29,135     36,310     42,381     44,696     47,273     64,389
   Four years later ....   45,219     34,657     39,938     42,553     44,352     50,634     51,927
   Five years later ....   45,682     41,578     44,297     43,581     48,120     53,756
   Six years later .....   51,450     43,753     44,724     46,324     48,893
   Seven years later ...   52,551     43,962     46,385     47,015
   Eight years later ...   52,737     44,058     46,438
   Nine years later ....   52,824     44,095
   Ten years later .....   52,861

Re-estimated Liability:
   One year later ......   68,891     62,028     61,121     71,419     72,575     77,373     73,582     86,534    107,980   138,338
   Two years later .....   66,439     53,429     62,097     64,980     66,733     71,489     73,654     87,074    108,836
   Three years later ...   60,858     55,883     58,169     61,336     60,752     68,439     68,528     87,553
   Four years later ....   62,625     53,400     54,324     54,996     59,069     63,028     66,024
   Five years later ....   61,077     50,744     50,977     53,952     55,191     60,842
   Six years later .....   58,220     47,946     50,666     51,136     53,909
   Seven years later ...   55,739     47,099     47,994     50,633
   Eight years later ...   55,156     45,329     47,689
   Nine years later ....   53,927     45,113
   Ten years later .....   53,795

Redundancy
(deficiency) ........... $ 23,852   $ 23,815   $ 20,412   $ 21,398   $ 30,686   $ 23,440   $ 15,110   $ (2,993)  $ (4,814) $(12,347)

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

                                             Percentage of Gross Net Earned
                                                     Premium Income
                                           -----------------------------------
                                            1999      1998      1997      1996
                                           -----     -----     -----     -----
         Deposit premium ..............     14.0%     14.0%     14.0%     14.0%
         Maximum premium ..............     22.5      22.5      22.5      30.0
         Minimum premium ..............      4.0       4.0       4.0       4.0
         Inner aggregate deductible ...      5.0       5.0       5.0      10.0

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

      Ceding commissions, which are 15% of gross ceded reinsurance premiums in the excess layer, are deducted from other underwriting expenses. Ceding commissions were $457,000, $833,000 and $1.1 million in 2004, 2003 and 2002, respectively.

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

      The reinsurance program is placed with a number of individual reinsurance companies and Lloyds' syndicates to mitigate the concentrations of reinsurance credit risk. Most of the reinsurers are European companies or Lloyds' syndicates; there is a small percentage placed with domestic reinsurers. As of December 31, 2004, the amounts recoverable from reinsurers attributable to Lloyds of London represents a total of 48 syndicates. We rely on our wholly-owned brokerage firm, National Capital Insurance Brokerage, Ltd., Willis Re, Inc., and a London-based intermediary to assist in the analysis of the credit quality of reinsurers. We also require reinsurers that are not authorized to do business in the District of Columbia to post a letter of credit to secure reinsurance recoverable on paid losses.

      The following table reflects reinsurance recoverable on paid and unpaid losses at December 31, 2004 by reinsurer:

                                                      Reinsurance    A.M. Best
   Reinsurer                                          Recoverable     Rating
   ---------                                          -----------    ---------
                                                    (in thousands)

   Lloyd's of London syndicates .................       $22,637          A
   Hanover Rueckversicherungs - AG ..............         6,149          A
   AXA Reassurance ..............................         4,754          A-
   Transatlantic Reinsurance Company ............         1,835          A+
   Aspen Reinsurance Limited ....................         1,569          A
   CX Reinsurance LTD ...........................         1,464          NR5
   Alea London Limited ..........................         1,304          A-
   Unionamerica Insurance .......................           972          NR3
   Terra Nova Insurance Company LTD .............           691          A-
   Other reinsurers .............................         3,471          A/A-

        Total ...................................       $44,846
                                                        =======

      The two reinsurers that are not rated by A.M. Best, CX Reinsurance LTD and Unionamerica Insurance, have made all requested payments on a timely basis.

      The effect of reinsurance on premiums written and earned for the years ended December 31, 2004, 2003 and 2002 is as follows:

                                                                     Year Ended December 31,
                                          ------------------------------------------------------------------------------
                                                   2004                        2003                        2002
                                          ----------------------      ----------------------      ----------------------
                                          Written        Earned       Written        Earned       Written        Earned
                                          --------      --------      --------      --------      --------      --------
                                                                          (in thousands)
   Direct ...........................     $ 87,229      $ 80,992      $ 71,365      $ 61,023      $ 51,799      $ 44,113
   Ceded ............................      (14,693)      (14,530)      (12,088)      (13,759)      (18,003)      (14,023)
                                          --------      --------      --------      --------      --------      --------
   Net ..............................     $ 72,536      $ 66,462      $ 59,277      $ 47,264      $ 33,796      $ 30,090
                                          ========      ========      ========      ========      ========      ========

      In late 1999, we introduced PracticeGard Plus, which provides errors and omissions coverage on Medicare/Medicaid billing to healthcare providers. This coverage provides up to $1 million in indemnity and expense protection and only pays indemnity on civil fines and penalties. We reinsure 100% of this risk and receive a ceding commission. We intend to evaluate our level of risk acceptance based on how losses develop in the future. Since this coverage protects a new risk based on recently passed national legislation, current loss development is uncertain.

      Investment Portfolio. Investment income is an important component in support of our operating results. We utilize external investment managers who adhere to policies established and supervised by our investment committee. Our current investment policy has placed primary emphasis on investment grade, fixed-income securities and seeks to maximize after-tax yields while minimizing portfolio credit risk. Toward achieving this goal, our investment guidelines, which set the parameters for our investment policy, permit investments in high-yield bonds, tax-advantaged securities such as municipal bonds and preferred stock, and common stock. During 2003, an allocation to common stock was implemented as a measure to provide a level of protection against the rising interest rate environment. An allocation of the portfolio to high-yield securities was funded in January 2004. Our investment guidelines document is reviewed and updated as needed, at least annually.

      Deutsche Asset Management (DeAM), previously Zurich Scudder Insurance Asset Management, was the external investment manager for our fixed-income securities including tax advantaged preferred stocks for the year ended December 31, 2002. Effective January 1, 2003, Standish Mellon Asset

Management became the external investment manager for our fixed-income portfolio. We utilize three different managers, each with a different investment objective, for our equity securities portfolio. The high-yield bond allocation is invested through a mutual fund instrument in order to achieve adequate diversity of underlying credits.

      Each year we, along with our investment manager, have conducted extensive financial analyses of the investment portfolio using stochastic models to develop a risk-appropriate investment portfolio given the business environment and risks relevant to us. Standish Mellon supplemented stochastic modeling with the output from their independent investment research and strategy group to develop a tailored investment approach for us. Analysis of our capital structure and risk-bearing ability, valuation, peer comparisons, as well as proprietary and third-party modeling, determine the optimal level of tax-advantaged investments and provide strategy input.

      Standish Mellon used Dynamic Financial Analysis (DFA), a total company tool, to test our capital structure and business plan under numerous potential future economic scenarios. The results of DFA, in the form of probability distributions on key financial statistics, allow us to make risk-informed decisions on the structure of our investment portfolio as it relates to our business profile. DFA output has been especially useful in setting portfolio policy regarding average duration and optimizing potential equity exposure.

      We have classified our investments as available for sale and report them at fair value, with unrealized gains and losses excluded from net income and reported, net of deferred taxes, as a component of stockholders' equity. During periods of rising interest rates, as experienced during mid-year 2004, the fair value of our fixed-income investment portfolio will generally decline resulting in decreases in our stockholders' equity. Conversely, during periods of falling interest rates, as experienced during 2002, the fair value of our investment portfolio will generally increase resulting in increases in our stockholders' equity.

      The following table sets forth the fair value and the cost or amortized cost of our investment portfolio at the dates indicated.

                                                 Cost or        Gross          Gross
                                                Amortized    Unrealized     Unrealized
                                                   Cost         Gains          Losses      Fair Value
                                                ---------    ----------     ----------     ----------
                                                                   (in thousands)
   At December 31, 2004
   U.S. Government and agencies ...........     $  37,355     $     211      $    (253)     $  37,313
   Corporate ..............................        48,184           603           (407)        48,380
   Tax-exempt obligations .................        42,571         1,124           (166)        43,529
   Asset and mortgage-backed securities ...        50,322            89           (634)        49,777
                                                ---------     ---------      ---------      ---------
                                                  178,432         2,027         (1,460)       178,999
                                                ---------     ---------      ---------      ---------
   Equity securities ......................        20,679         2,660            (31)        23,308
                                                ---------     ---------      ---------      ---------
      Total ...............................     $ 199,111     $   4,687      $  (1,491)     $ 202,307
                                                =========     =========      =========      =========

   At December 31, 2003
   U.S. Government and agencies ...........     $  29,328     $      75      $    (118)     $  29,285
   Corporate ..............................        41,773           247           (720)        41,300
   Tax-exempt obligations .................        35,329         1,907            (78)        37,158
   Asset and mortgage-backed securities ...        55,446           186           (631)        55,001
                                                ---------     ---------      ---------      ---------
                                                  161,876         2,415         (1,547)       162,744
                                                ---------     ---------      ---------      ---------
   Equity securities ......................        10,269         1,373            (29)        11,613
                                                ---------     ---------      ---------      ---------
      Total ...............................     $ 172,145     $   3,788      $  (1,576)     $ 174,357
                                                =========     =========      =========      =========

      Our investment portfolio of fixed-maturity securities consists primarily of intermediate-term, investment-grade securities. Our investment policy provides that all security purchases be limited to rated securities or unrated securities approved by management on the recommendation of our investment advisor. At December 31, 2004, we held 116 asset and mortgage-related securities, most of which had a quality of Agency/AAA. Collectively, our mortgage-related securities had an average yield to maturity of approximately 4.4%. Approximately 83% of the mortgage-related securities are pass-through securities. We do not have any interest only or principal only pass-through securities.

      The following table contains the investment quality distribution of our fixed maturity investments at December 31, 2004.

                  Type/Ratings of Investment          Percentage
                  --------------------------------    ----------

                  Treasury/Agency ................       40.2%
                  AAA ............................       24.3
                  AA .............................        7.2
                  A ..............................       16.6
                  BBB ............................       11.7
                                                        -----
                                                        100.0%
                                                        =====

      The ratings set forth in the table are based on ratings assigned by Standard & Poor's Corporation.

      The following table sets forth information concerning the maturities of fixed-maturity securities in our investment portfolio as of December 31, 2004, by contractual maturity. Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                                At December 31, 2004
                                                        -------------------------------------
                                                         Cost or                   Percentage
                                                        Amortized                    of Fair
                                                           Cost      Fair Value       Value
                                                        ---------    ----------    ----------
                                                                   (in thousands)
         Due in one year or less ...................     $  8,091     $  8,084             4%
         Due after one year through five years .....       49,124       49,074            24
         Due after five years through ten years ....       44,107       44,516            22
         Due after ten years .......................       26,788       27,549            14
                                                         --------     --------      --------
                                                          128,110      129,223            64%
         Equity securities .........................       20,679       23,308            12
         Asset and mortgage-backed securities ......       50,322       49,776            24
                                                         --------     --------      --------
             Total .................................     $199,111     $202,307           100%
                                                         ========     ========      ========

      Proceeds from bond maturities, sales and redemptions of available-for-sale investments during the years 2004, 2003, and 2002 were $67.9 million, $138.6 million and $39.0 million, respectively. Gross gains of $917,000, $3,441,000 and $1,437,000 and gross losses of $442,000, $1,511,000 and $1,568,000 were realized on available for sale investment redemptions during 2004, 2003, and 2002, respectively.

      The average duration of the securities in our fixed-maturity portfolio as of December 31, 2004 and 2003 was 4.4 years and 4.8 years, respectively.

A.M. Best Company Ratings

      As of December 31, 2004, A.M. Best Company, which rates insurance companies based on factors of concern to policyholders, rated NCRIC, Inc. "A-" (Excellent). This is the fourth highest rating of the 15 ratings that A.M. Best assigns. NCRIC, Inc. received its initial rating of "B" in 1988, was upgraded to "B+" in 1989, to "B++" in 1996 and was upgraded to "A-" in 1997. A.M. Best reaffirmed the "A-" rating of NCRIC, Inc. in 2004. On March 4, 2005, A.M. Best downgraded the rating of NCRIC, Inc. from "A-" to "B++" (Very Good) under review with negative implications. A "B++" is A.M. Best's fifth highest rating out of its 15 possible rating classifications. This action followed the February 28, 2005 announcement of NCRIC Group, Inc.'s fourth quarter and year-end 2004 results of a net loss of $8.3 million and $7.1 million, respectively. On February 28, 2005, we also announced a definitive agreement to merge with ProAssurance Corporation. The rating will remain under review pending A.M. Best's review of NCRIC, Inc.'s loss reserves, completion of the merger with ProAssurance and discussions with management. Our goal is to restore the rating to its previous level of "A-" once A.M. Best has more time to factor in the financial strength provided by the proposed transaction with ProAssurance.

      A.M. Best's "B++" rating is assigned to those companies that in A.M. Best's opinion have a good ability to meet their obligations to policyholders over a long period of time. In evaluating a company's financial and operating performance, A.M. Best reviews:

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

      The loss reserves of our insurance subsidiary also may be affected by court decisions that expand liability on our policies after they have been priced and issued. In addition, a significant jury award, or series of awards, against one or more of our insureds could require us to pay large sums of money in excess of our reserved amounts. Our policy to aggressively litigate claims against our insureds that we consider unwarranted or claims where settlement resolution cannot be achieved may increase the risk that we may be required to make such payments.

The change in our reinsurance program effective January 1, 2003 exposes us to larger losses

      In 2003, we increased our retention of loss from $500,000 to $1,000,000 for each and every loss. As a result, we expect a higher level of losses and are subject to a higher level of loss volatility since it is more difficult to predict the number and timing of losses in excess of $500,000.

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

Our earnings may not increase as a result of growth in new business in states in which we have limited operating experience

      In recent years we have expanded our business in Delaware, Virginia and West Virginia. We utilize publicly available information on loss experience of our competitors when we price our products in states when we can not rely on our own experience. The use of competitor data does not provide the same level of confidence as when we can use our own historical data from territories we have been operating in for many years, i.e., the District of Columbia. The increase in uncertainty is a result of us not knowing the effectiveness of our underwriting and claims adjudication process in the new states. This risk impacted results of operations in 2004 and 2003 and could impact future results of operations.

Our revenues and income may fluctuate with interest rates and investment results

      We generally rely on the positive performance of our investment portfolio to offset insurance losses and to contribute to our profitability. As our investment portfolio is primarily comprised of interest-earning assets, prevailing economic conditions, particularly changes in market interest rates, may significantly affect our operating results. Changes in interest rates also can affect the value of our interest-earning assets, which are principally comprised of fixed-rate investment securities. Generally, the value of fixed-rate investment securities fluctuates inversely with changes in interest rates. Interest rate fluctuation could adversely affect our GAAP stockholders' equity, total comprehensive income, and/or cash flows. As of December 31, 2004, $179 million of our $202 million investment portfolio was invested in fixed maturities. Unrealized pre-tax net investment gains on investments in fixed maturities were $567,000 and $868,000 as of December 31, 2004, and 2003, respectively.

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

The unpredictability of court decisions could have a material impact on our financial results

      The financial position of our insurance subsidiary may be affected by court decisions that expand insurance coverage beyond the intention of the insurer at the time it originally issued an insurance policy or by a judiciary's decision to accelerate the resolution of claims through an expedited court calendar, thereby reducing the amount of investment income we would have earned on related reserves. In addition, a significant jury award, or series of awards, against one or more of our policyholders could require us to pay large sums of money in excess of our reserve amount.

Our revenues and operating performance may fluctuate with insurance business cycles

      Growth in premiums written in the medical professional liability industry has fluctuated significantly over the past 10 years as a result of, among other factors, changing premium rates. The cyclical pattern of such fluctuation has been generally consistent with similar patterns for the broader property and casualty insurance industry, due in part to the participation in the medical professional liability industry of insurers and reinsurers which also participate in many other lines of property and casualty insurance and reinsurance. Historically, the financial performance of the property and casualty insurance industry has tended to fluctuate in cyclical patterns characterized by periods of greater competition in pricing and underwriting terms and conditions, a soft insurance market, followed by a period of capital shortage, lesser competition and increasing premium rates, a hard insurance market.

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

      As of December 31, 2004, A.M. Best Company rated NCRIC, Inc. "A-" (Excellent). On March 4, 2005, A.M. Best downgraded the rating of NCRIC, Inc. from "A-" to "B++" (Very Good) under review with negative implications. A "B++" rating is A.M. Best's fifth highest rating out of its 15 possible rating classifications. This action followed the February 28, 2005 announcement of NCRIC Group, Inc.'s fourth quarter and year-end 2004 results of a net loss of $8.3 million and $7.1 million, respectively. On February 28, 2005, we also announced a definitive agreement to merge with ProAssurance Corporation. The rating will remain under review pending A.M. Best's review of NCRIC, Inc.'s loss reserves, completion of the merger with ProAssurance and discussions with management. Our goal is to restore the rating to its previous level of "A-" once A.M. Best has more time to factor in the financial strength provided by the proposed transaction with ProAssurance.

      Financial strength ratings are used by agents and customers as an important means of assessing the financial strength and quality of insurers. If our financial position deteriorates, we may not maintain our favorable rating. This downgrade or any further downgrade or withdrawal of any such rating could severely limit or prevent us from writing desirable business or renewing our existing business.

If market conditions cause reinsurance to be more costly or unavailable, we may be required to bear increased risks or reduce the level of our underwriting commitments

      As part of our overall risk and capacity management strategy, we purchase reinsurance for significant amounts of risk underwritten by our insurance company subsidiary. Market conditions beyond our control determine the availability and cost of the reinsurance we purchase, which may affect the level of our business and profitability. We may be unable to maintain our current reinsurance coverage or to obtain other reinsurance coverage in adequate amounts and at favorable rates. If we are unable to renew our expiring reinsurance coverage or to obtain new reinsurance coverage, either our net risk exposures would increase or, if we are unwilling to bear an increase in net risk exposures, we would have to reduce the amount of risk we underwrite.

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

      Property and casualty guaranty fund assessments incurred by us totaled $15,000 for 2004. We received a refund of $25,000 and accrued an assessment of $137,000 in 2003. Our policy is to accrue the guaranty fund assessments when notified and in accordance with accounting principles generally accepted in the United States of America, GAAP. We cannot reasonably estimate liabilities for insolvency because of the lack of adequate financial data on insolvent companies.

Our business could be adversely affected by the loss of one or more employees

      We are heavily dependent upon our senior management and the loss of services of our senior executives could adversely affect our business. Our success has been, and will continue to be, dependent on our ability to retain the services of our existing key employees and to attract and retain additional qualified personnel in the future. The loss of services of any of our senior management or any other key employee, or the inability to identify, hire and retain other highly qualified personnel in the future, could adversely affect the quality and profitability of our business operations. While we have employment agreements with our senior executives, we currently do not maintain key employee insurance with respect to any of our employees.

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

Our profitability could be adversely affected by market-driven changes in the healthcare industry

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

A decline in revenue and profitability in ConsiCare, Inc. could result in a goodwill impairment charge

      ConsiCare's revenue is subject to clients facing declining reimbursement for their services. Therefore, in an effort to pare their own expenses to improve their net profitability, our clients may not order new services, or may diminish and possibly cease using our existing services. This could result in a reduction of revenue to us, thereby reducing net income and resulting in an impairment charge relative to the goodwill ascribed to ConsiCare.

The premium collection litigation may reduce earnings and stockholders' equity

      As disclosed elsewhere in this report, a jury returned an $18.2 million judgment against NCRIC, Inc. in connection with the premium collection litigation initiated by NCRIC, Inc. against Columbia Hospital for Women, CHW. NCRIC, Inc. intends to appeal this verdict, and has filed post-trial motions, including motions to set aside and to reduce the verdict. The outcome of the post-trial motions and potential appellate process is not predictable. An outcome that requires NCRIC to pay a significant amount to CHW would reduce stockholders' equity and would reduce the statutory measure of policyholders' surplus and therefore could potentially reduce our capacity to write insurance. In addition, expenses incurred in appealing the verdict are expected to be significant and will reduce earnings.

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

      Significant assessments could have a material adverse effect on our financial condition or results of operations. While we will not necessarily be liable to pay assessments each year, the insolvency of another insurance company within our category of insurance could result in the maximum assessment being imposed on us over several years. We cannot predict the amount of future assessments. In 2002, PHICO Insurance Company went into receivership; this resulted in guaranty fund assessments to us of $355,000. Our 2003 assessment covered PHICO, Legion and Reciprocal of America. In each of the jurisdictions in which we conduct business, the amount of the assessment cannot exceed 2% of our direct premiums written per year in that jurisdiction.

      Examination of insurance companies. Every insurance company is subject to a periodic financial examination under the authority of the insurance commissioner of its jurisdiction of domicile. Any other jurisdiction interested in participating in a periodic examination may do so. The last completed periodic financial examination of NCRIC, Inc., based on December 31, 2003 financial statements, was completed and a final report was issued on December 7, 2004. The final report positively assessed our financial stability and operating procedures.

      Approval of rates and policies. The District of Columbia, Virginia and Delaware require us to submit rates to regulators on a "file and use" basis. Under a file and use system, an insurer is permitted to bring new rates and policies into effect on filing them with the appropriate regulator, subject to the right of the regulator to object within a fixed period of days. In each of the District of Columbia, Delaware and Virginia, rating plans, policies and endorsements must be submitted to the regulators 30 days prior to their effectiveness. Maryland and West Virginia are "prior approval" jurisdictions. The possibility exists that we may be unable to implement desired rates, policies, endorsements, forms or manuals if these items are not approved by an insurance commissioner.

      Medical professional liability reports. We principally write medical professional liability insurance and, as such, requirements are placed upon us to report detailed information with regard to settlements or judgments against our insureds. In addition, we are required to report to the D.C. Department of Insurance, Securities and Banking or state regulatory agencies or the National Practitioner Data Bank payments, claims closed without payments and actions such as terminations or premiums surcharges with respect to our insureds. Penalties may attach if we fail to report to either the D.C. Department of Insurance, Securities and Banking or an applicable state insurance regulator or the National Practitioner Data Bank.

      Changes in government regulation of the healthcare system. Federal and state governments recently have considered reforming the healthcare system. While some of the proposals could be beneficial to our business, the adoption of others could adversely affect us. Public discussion of a broad range of healthcare reform measures will likely continue in the future. These measures that would affect our medical professional liability insurance business and our practice management products and services include, but are not limited to:

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

      Regulation of dividends from insurance subsidiaries. The District of Columbia insurance laws limit the ability of NCRIC, Inc. to pay dividends. Without prior notice to and approval of the Commissioner of Insurance, Securities and Banking, NCRIC, Inc. may not declare or pay an extraordinary dividend, which is defined as any dividend or distribution of cash or other property whose fair market value, together with other dividends or distributions made, within the preceding 12 months exceeds the lesser of (1) 10% of NCRIC, Inc.'s statutory surplus as of the preceding December 31, or (2) NCRIC, Inc.'s statutory net income excluding realized capital gains, for the 12-month period ending the preceding December 31, but does not include pro rata distributions of any class of our own securities. In calculating net income under the test, NCRIC, Inc. may carry forward net income, excluding realized capital gains, from the previous two calendar years that has not been paid out as dividends. District of Columbia law gives the Commissioner of Insurance, Securities and Banking broad discretion to disapprove dividends even if the dividends are within the above-described limits. The District of Columbia permits the payment of dividends only out of unassigned statutory surplus. Using these criteria, as of December 31, 2004, because of the statutory loss from operations in 2003 and 2004, NCRIC, Inc. has no amounts available for dividends without regulatory approval.

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

      National Capital Insurance Brokerage, Ltd. National Capital Insurance Brokerage, Ltd., a wholly owned subsidiary of NCRIC, Inc. incorporated in 1984, is a licensed insurance brokerage that provides reinsurance brokerage services to NCRIC, Inc. and protected cells within American Captive Corporation.

      American Captive Corporation. American Captive Corporation, ACC, a wholly owned subsidiary of NCRIC, Inc. incorporated in 2001, is an organization that is authorized to form independent protected cells to accommodate affinity groups seeking to manage their own risk through an alternative risk transfer structure. In February 2002, we announced formation of a joint venture with Risk Services, LLC, to form National Capital Risk Services, LLC to offer a complete range of alternative risk transfer services to healthcare clients throughout the nation. As of December 31, 2004, ACC had no active cells.

      NCRIC Insurance Agency, Inc. NCRIC Insurance Agency, Inc., a wholly owned subsidiary of NCRIC, Inc. incorporated in 1989, is a licensed insurance agency that has strategic partnerships with experienced brokers to provide life, health, disability, and long term care coverage to our clients. These products are not underwritten by us.

      ConsiCare, Inc. ConsiCare, Inc., a wholly owned subsidiary of NCRIC Group, Inc. incorporated in 1998, provides business management services and employee benefits services to physicians, dentists and other non-healthcare related entities in Virginia, North Carolina and the District of Columbia. ConsiCare was formerly known as NCRIC MSO, Inc. d/b/a HealthCare Consulting, Inc. and Employee Benefits Services, Inc. The name of this subsidiary was changed to ConsiCare upon the completion of a branding analysis in the fourth quarter of 2004. In the first quarter of 2005, this business was re-introduced to the market under the brand name of ConsiCare. We believe that this initiative will differentiate the practice management operations from its competitors and contribute to the establishment of a consistent and distinguishable brand identity.

      NCRIC Physicians Organization, Inc. NCRIC Physicians Organization, Inc., a wholly owned subsidiary of ConsiCare, Inc., was organized in 1994 to provide a network for managed care contracting with third party payers. NCRIC Physicians Organization no longer contracts as a network and effective October 1, 2004 reached the end of a settlement agreement with a former health plan partner, American Medical Services.

      NCRIC Statutory Trust I. NCRIC Statutory Trust I was formed in 2002 as a special purpose entity for the purpose of issuing trust preferred securities.

Personnel

      As of December 31, 2004, we employed 107 full-time persons. Sixty-five of these individuals were employed by NCRIC, Inc. and 42 were employed by ConsiCare. None of our employees are represented by a collective bargaining unit and we consider our relationship with our employees to be good.

Item 2. Properties

      Our principal business operations are conducted from our leased executive offices, which consist of approximately 18,156 square feet located at 1115 30th Street, N.W., Washington, D.C. 20007. The term of the lease is for ten years, commencing April 15, 1998 and expiring April 30, 2008. Annual rental is $421,476 with 2% annual increases, except in the sixth year of the term when the rent increases by $2.00 per rentable square foot. We have the option to renew the lease for one additional term of five years. In November 2003, we leased additional space across the street from our executive offices at 1055 Thomas Jefferson Street, N.W., Washington, D.C. 20007. We also maintain office space in Lynchburg, Fredericksburg and Richmond, Virginia; Greensboro, North Carolina; Wilmington, Delaware; and Charleston, West Virginia.

      The following table sets forth the facilities leased by us at December 31, 2004, along with the applicable lease expiration date:

                                    Property Location                                   Lease Expiration Date
   --------------------------------------------------------------------------------     ---------------------
   Offices:
   1115 30th Street, N.W., Washington, D.C. 20007                                       April 30, 2008

   1055 Thomas Jefferson Street, N.W. Washington, D.C. 20007                            May 31, 2008

   424 Graves Mill Road, Lynchburg, Virginia 24502                                      October 31, 2007

   4701 Cox Road, Richmond, Virginia 23060                                              April 30, 2006

   1708 Fall Hill Avenue, Suite 201, Fredericksburg, Virginia 22401                     Month-to-Month

   600 Green Valley Road, Greensboro, North Carolina 27408                              March 31, 2008

   1201 N. Orange Street, Suite 901, Wilmington, Delaware 19801                         July 31, 2005

   300 Association Drive, North Gate Business Park, Charleston, West Virginia 25311     Month-to-Month

Item 3. Legal Proceedings

      We are from time to time named as a defendant in various lawsuits incidental to our insurance business. In many of these actions, plaintiffs assert claims for exemplary and punitive damages. We vigorously defend these actions, unless a reasonable settlement appears appropriate. Aside from the matter reported in Note 14 to the Consolidated Financial Statements included in
Item 8 of this Form 10-K, we believe that these legal proceedings in the aggregate are not material to our consolidated financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

      None.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters

      We do not currently pay cash dividends on our common stock and we do not intend to pay any cash dividends in the foreseeable future. As a holding company with no direct operations, we rely on cash dividends and other permitted payments from our insurance subsidiaries to pay any future dividends to our stockholders. State insurance laws and restrictions under our credit agreement limit the amounts that may be paid to us by our insurance subsidiaries (see "Business of NCRIC Group - Insurance Company Regulation" and "Regulation of dividends from insurance subsidiaries").

      Our common stock is traded on the Nasdaq National Market under the symbol "NCRI." The following table sets forth the high and low closing prices for shares of our common stock for the periods indicated. As of December 31, 2004, there were 6,892,517 publicly held shares of our common stock issued and outstanding held by approximately 539 shareholders of record. Note: the stock prices for dates prior to the June 2003 conversion and stock offering have been adjusted to reflect the conversion and issuance of additional shares. There were no repurchases of common stock in the fourth quarter of 2004.

      Year Ended December 31, 2004                 High              Low
      ----------------------------               -------           -------

      Fourth quarter                             $10.060           $ 8.380
      Third quarter                               10.020             8.370
      Second quarter                              10.140             9.110
      First quarter                               11.920             9.450

      Year Ended December 31, 2003                 High              Low
      ----------------------------               -------           -------

      Fourth quarter                             $11.510           $ 9.110
      Third quarter                               11.560            10.150
      Second quarter                              10.600             8.203
      First quarter                               12.858             5.992

      Set forth below is information as of December 31, 2004 as to any equity compensation plans of the Company that provides for the award of equity securities or the grant of options, warrants or rights to purchase equity securities of the Company.

=============================================================================================================
                                 Number of securities to
                                 be issued upon exercise                                Number of securities
   Equity compensation plans      of outstanding options       Weighted average       remaining available for
   approved by shareholders             and rights              exercise price          issuance under plan
-------------------------------------------------------------------------------------------------------------
Stock Option Plan - 1999 .....          107,737                 $  3.75                             0
-------------------------------------------------------------------------------------------------------------
Stock Option Plan - 2003 .....          320,101                 $ 10.90                        94,269
-------------------------------------------------------------------------------------------------------------
Stock Award Plan - 1999 ......           14,365(1)              Not Applicable                      0
-------------------------------------------------------------------------------------------------------------
Stock Award Plan - 2003 ......          109,174(1)              Not Applicable                 22,540
-------------------------------------------------------------------------------------------------------------
Equity compensation plans                  None                 None                             None
not approved
by shareholders
-------------------------------------------------------------------------------------------------------------
      Total ..................          551,377                 Not Applicable                116,809
=============================================================================================================

----------
(1)   Represents shares that have been granted but have not yet vested.

Item 6. Selected Financial Data

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

      The following tables set forth selected consolidated historical financial and other data of NCRIC Group for the years and at the dates indicated and are derived in part from and should be read together with the audited consolidated financial statements and notes thereto of NCRIC Group, as well as with "Management's Discussion and Analysis of Financial Condition and Results of Operations" which are included elsewhere in this Form 10-K.

                                                                           At or for the Year Ended December 31,
                                                        ---------------------------------------------------------------------------
                                                           2004             2003             2002             2001           2000
                                                        ---------        ---------        ---------        ---------      ---------
                                                                                        (in thousands)
   Statement of Operations Data:
   Gross premiums written ............................  $  87,229        $  71,365        $  51,799        $  34,459      $  22,727
                                                        =========        =========        =========        =========      =========

   Net premiums written ..............................  $  72,536        $  59,277        $  33,804        $  23,624      $  15,610
                                                        =========        =========        =========        =========      =========

   Net premiums earned ...............................  $  66,462        $  47,264        $  30,098        $  20,603      $  14,611
   Net investment income .............................      7,256            6,008            5,915            6,136          6,407
   Net realized investment gains (losses) ............        475            1,930             (131)            (278)            (5)
   Practice management and related income ............      4,395            4,906            5,800            6,156          5,317
   Other income ......................................        820            1,155            1,013              602            470
                                                        ---------        ---------        ---------        ---------      ---------
       Total revenues ................................     79,408           61,263           42,695           33,219         26,800

   Losses and loss adjustment expenses ...............     70,310           50,473           26,829           18,858         11,946
   Underwriting expenses .............................     12,635           10,003            8,168            4,877          3,591
   Practice management and related expenses ..........      5,016            5,222            5,811            6,063          4,970
   Interest expense on Trust Preferred Securities ....        857              826               62                0              0
   Other expenses ....................................      2,514            1,651            1,405            1,245          1,237
                                                        ---------        ---------        ---------        ---------      ---------
       Total expenses ................................     91,332           68,175           42,275           31,043         21,744
                                                        ---------        ---------        ---------        ---------      ---------
   (Loss) income before income taxes .................    (11,924)          (6,912)             420            2,176          5,056
   Income tax (benefit) provision ....................     (4,804)          (2,694)            (322)             597          1,561
                                                        ---------        ---------        ---------        ---------      ---------
   Net (loss) income .................................  $  (7,120)       $  (4,218)       $     742        $   1,579      $   3,495
                                                        =========        =========        =========        =========      =========
   Net (loss) earnings per share
         Basic .......................................  $   (1.12)       $   (0.65)       $    0.11        $    0.45      $    0.99
         Diluted .....................................  $   (1.12)       $   (0.65)       $    0.11        $    0.44      $    0.98

   Balance Sheet Data:
   Invested assets ...................................  $ 202,307        $ 174,357        $ 120,120        $ 103,125      $  98,045
   Total assets ......................................    292,899          262,546          202,687          161,002        145,864
   Reserves for losses and loss adjustment expenses ..    153,242          125,991          104,022           84,560         81,134
   Total liabilities .................................    220,884(1)       184,567(1)       154,870(1)       116,548        104,415
   Total stockholders' equity ........................     72,015           77,979           47,817           44,454         41,449

   Selected GAAP Underwriting Ratios(2):
   Losses and loss adjustment expenses ratio .........      105.8%           106.8%            89.1%            91.5%          81.7%
   Underwriting expense ratio ........................       19.0%            21.2%            27.2%            23.7%          24.6%
   Combined ratio ....................................      124.8%           128.0%           116.3%           115.2%         106.3%

   Selected Statutory Data:
   Losses and loss adjustment expenses ratio .........      105.8%           106.8%            89.2%            90.0%          75.3%
   Underwriting expense ratio ........................       20.7%            22.6%            22.6%            21.8%          19.7%
   Combined ratio ....................................      126.5%           129.4%           111.8%           111.8%          95.0%
   Operating ratio(3) ................................      115.6%           113.3%            92.4%            84.3%          63.6%
   Ratio of net premiums written to policyholders'
      surplus ........................................       1.15             0.84             0.83             0.77           0.60
   Policyholders' surplus ............................  $  62,994        $  70,372        $  44,269        $  32,759      $  29,764

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

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

GENERAL

      The financial statements and data presented herein have been prepared in accordance with GAAP, unless otherwise noted. GAAP differs from statutory accounting practices used by regulatory authorities in their oversight responsibilities of insurance companies. See Note 11 to the consolidated financial statements for a reconciliation of our net income and equity between GAAP and statutory accounting bases.

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

      For several large groups of policyholders, we have insurance programs where the premiums are retrospectively determined based on losses during the period. Under all of the current programs, the full premium level is determined and billed at the inception of the policy term. The premium level could potentially be reduced and a premium refund made if the program loss experience is favorable. Premiums billed under retrospective programs are recorded as premiums written, while premium refunds accrued under retrospective programs are recorded as unearned premiums. When an accrued premium refund is paid, written premiums are reduced with no change to earned premium. Under retrospective programs, premiums earned are premiums written reduced by premium refunds accrued. Premium refunds are accrued to reflect the risk-sharing program results on a basis consistent with the underlying loss experience. The program loss experience is that which is included in the determination of our losses and loss adjustment expenses (LAE). As described more fully below, one component of the expense for losses and LAE is the estimate of future payments for claims and related expenses of adjudicating claims.

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

      The estimation process is an extensive effort. It begins in our claims department with the initial report of a claim. For each claim reported, a case reserve is established by the claims department based on analysis of the facts of the particular case and the judgment of claims management. This estimation process is not by formula but is driven by the investigation of facts combined with the experience and insight of claims management applied to each individual case. The timing of establishing case reserves follows established protocols based on the underlying facts and circumstances on a case by case basis. Specific factors considered include: the claimant's assertion of loss; the amount of documented damages asserted; an expert medical assessment; the jurisdiction where the incident occurred; our experience with any similar cases in the past; and any other factors pertinent to the specific case.

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

      Our ultimate liability will be known after all claims are closed, which is likely to be several years into the future. For example, as of December 31, 2004, the oldest report date of an open claim is 1993. Incurred losses for each report year will develop with a change in estimate in each subsequent calendar year until all claims are closed for that report year. Loss development could potentially have a significant impact on our results of operations. Developments changing the ultimate aggregate liability as little as 1% could have a material impact on our reported operating results.

      The inherent uncertainty in establishing reserves is relatively greater for companies writing long-tail medical professional liability business. Each claim reported has the potential to be significant in amount. For the three-year period ended December 31, 2004, the average indemnity payment per paid closed claim was $301,000 with total indemnity payments of $31.4 million, $22.2 million and $12.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. The cost of individual indemnity payments over this three-year period ranged from $1,500 to $2.4 million. Due to the extended nature of the claim resolution process and the wide range of potential outcomes of professional liability claims, established reserve estimates may be adversely impacted by: judicial expansion of liability standards; unfavorable legislative actions; expansive interpretations of contracts; inflation associated with medical claims; lack of a legislated cap on non-economic damages; and the propensity of individuals to file claims. These risk factors are amplified given the increase in new business written in new markets because there is limited historical data available which can be used to estimate current loss levels. We refine reserve estimates as experience develops and additional claims are reported or existing claims are closed; adjustments to losses reserved in prior periods are reflected in the results of the periods in which the adjustments are made.

      Losses and LAE reserve liabilities as stated on the balance sheet are reported gross before recovery from reinsurers for the portion of the claims covered under the reinsurance program. Losses and LAE expenses as reported in the statement of operations are reported net of reinsurance recoveries.

      Reinsurance. We manage our exposure to individual claim losses, annual aggregate losses, and LAE through our reinsurance program. Reinsurance is a customary practice in the industry. It allows us to obtain indemnification against a specified portion of losses associated with insurance policies we have underwritten by entering into a reinsurance agreement with other insurance enterprises or reinsurers. We pay or cede part of our policyholder premium to reinsurers. The reinsurers in return agree to reimburse us for a specified portion of any claims covered under the reinsurance contract. While reinsurance arrangements are designed to limit losses from large exposures and to permit recovery of a portion of direct losses, reinsurance does not relieve us of liability to our insured policyholders. We monitor the creditworthiness of reinsurers on an ongoing basis. We also routinely evaluate for collectibility amounts recoverable from reinsurers. No allowance for uncollectible reinsurance recoverable has been determined to be necessary.

      Under our current primary reinsurance contract, the premium ceded to the reinsurers is based on a fixed rate applied to policy premium for that coverage layer. During the year, estimated premium payments are made to the reinsurers, and a final adjustment is made at the end of the year to reflect actual premium earned in accordance with the treaty. For the years through 2002, we retained risk exposure up to $500,000 for each and every claim. Beginning January 1, 2003, the retention level increased to $1,000,000 for each and every claim.

      For 1999 and prior years, in accordance with one of our primary reinsurance contracts, the portion of the policyholder premium ceded to the reinsurers was swing-rated or experience-rated on a retrospective basis. This swing-rated cession program is subject to a minimum and maximum premium range to be paid to the reinsurers in the future, depending upon the extent of losses actually paid by the reinsurers. A deposit premium is paid by us during the initial policy year. An additional liability, "retrospective premiums accrued under reinsurance treaties," is recorded by us to represent an estimate of net additional payments to be made to the reinsurers under the program, based on the level of loss and LAE reserves recorded. Like loss and LAE reserves, adjustments to prior year ceded premiums payable to the reinsurers are reflected in the results of the periods in which the adjustments are made. The swing-rated reinsurance premiums are estimated in a manner consistent with the estimation of our loss reserves, and therefore contain uncertainties like those inherent in the loss reserve estimate.

      Our practice for accounting for the liability for retrospective premiums accrued under reinsurance treaties is to record the current year swing-rated reinsurance premium at management's best estimate of the ultimate liability, which was generally the maximum rate payable under terms of the treaty. Due to the long tail nature of the medical professional liability insurance business, it takes several years for the losses for any given report year to fully develop. Since the ultimate liability for reinsurance premiums depends on the ultimate losses, among other things, it is several years after the initial reinsurance premium accrual before the amount becomes known. During the intervening periods, reevaluations are made and adjustments to the accrued retrospective premiums are made as considered appropriate by management. As of December 31, 2004, twenty open claims are from report years covered by the swing-rated reinsurance treaties.

      Exposure to individual losses in excess of $1 million is known as excess layer coverage. Excess layer premiums are recorded as current year reinsurance ceded costs. Under the excess layer treaties, prior to 2000 we ceded to our reinsurers over 90% of our exposure. Effective since January 1, 2000, we cede 100% of our risks and related to these coverage layers.

      Investment portfolio. Our investment portfolio is composed principally of fixed maturity securities classified as available-for-sale. All securities with gross unrealized losses at the balance sheet date are evaluated for evidence of other-than-temporary impairment on a quarterly basis. We write down to fair value any security with an impairment that is deemed to be other-than-temporary in the period the determination is made. The assessment of whether such impairment has occurred is based on management's case-by-case evaluation of the underlying reasons for the decline in fair value. Management considers a wide range of factors and uses its best judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for near-term recovery. Factors considered in the evaluation include but are not limited to: (1) interest rates; (2) market-related factors other than interest rates; and (3) financial conditions, business prospects and other fundamental factors specific to the securities issuer. Declines attributable to issuer fundamentals are reviewed in further detail. We have a security monitoring process which includes quarterly review by an investment committee comprised of members of our Board of Directors. Our CEO and CFO also participate in the committee meetings in which our professional investment advisors review with the committee and management the analysis prepared by our investment managers of each security that has certain characteristics, reviewing: deterioration of the financial condition of the issuer; the magnitude and duration of unrealized losses; and the credit rating and industry of the issuer. The primary factors considered in evaluating whether a decline in value is other-than-temporary include: the length of time and the extent to which the fair value has been less than cost; the financial condition and near-term prospects of the issuer; whether the issuer is current on contractually obligated interest and principal payments; and our intent and ability to retain the investment for a period of time sufficient to allow for any anticipated recovery.

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

      Our goodwill asset, $7.3 million as of December 31, 2004, resulted from the 1999 acquisition of three businesses which now operate as divisions of our practice management services. We completed our goodwill impairment testing under SFAS 142 and concluded that the goodwill asset was not impaired as of the annual evaluation date, nor was it impaired as of December 31, 2004.

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

      New accounting guidance. In July 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus with respect to guidance to be used in determining whether an investment within the scope of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, is other than temporarily impaired. The guidance was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued, and the Company adopted, FSP EITF Issue 03-1-1, which deferred the effective date of the impairment measurement and recognition provisions contained in EITF 03-1 until final guidance is adopted. The disclosure requirements of EITF 03-1 were previously adopted by the Company as of December 31, 2003 for investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. For all other investments within the scope of EITF 03-01, the disclosures are effective and have been adopted by the Company as of December 31, 2004. As this accounting guidance develops, we will continue to review it to assess any potential impact to our fixed income portfolio and our asset management policy.

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R.) This statement replaces Statement No. 123, Accounting for Stock-Based Compensation and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The statement requires the adoption of a fair-value-based method of accounting for share-based transactions with employees. Adoption is required by the first interim or annual period after June 15, 2005. The Company is in the process of evaluating the requirements of SFAS 123R to comply with the new pronouncement by the third quarter of 2005.

OVERVIEW

      Financial results for 2004 were very disappointing. While over-shadowed by the financial results, we achieved significant accomplishments during the year. Results were driven by a few key factors: earned premium growth, increase in claims severity, and moderation of claims frequency. Earned premiums grew due primarily to the rate level increases. Approximately 89% of policies eligible for renewal did renew during 2004. As a result of non-renewals initiated by NCRIC, both from the annual underwriting process and from West Virginia, combined with attrition, the overall number of insurance policies in force went down by 287, or 6.8%, during the year. As we have reported previously, in the first quarter of 2004, we began non-renewing policies in the West Virginia market at the end of each policy term. After the approval of a rate increase effective September 1, we again began to renew business in West Virginia.

      Claims frequency, as measured by the number of claims reported per 100 exposures, was lower by 23% in 2004 compared to 2003, was lower by 18% compared to 2002 and was lower by 34% compared to 2001. While the severity of claims continues to rise, lower frequency also has a direct impact on financial results.

      Claims severity increases impact both claims reported in the current calendar year and claims originally reported in prior years. In the first half of 2004, we incurred an increase in the severity of losses, principally from the 2001 report year claims in Virginia and the 2000 report year claims in the District of Columbia. The fourth quarter adverse development of claims reported in prior years stemmed from claims reported in 2001, 2002 and 2003 across all our market territories except West Virginia.

      On February 28, 2005, the Company announced its Board had approved an agreement to merge NCRIC Group, Inc. into ProAssurance Corporation in a stock-for-stock transaction that values the Company at $10.10 per share, based on the closing price of ProAssurance common stock on Friday, February 25, 2005. Under the terms of the agreement each holder of common stock of the Company will have the right to receive 0.25 of a share of ProAssurance common stock for each share of NCRIC Group. This exchange ratio is subject to adjustment in the event that the market price of the ProAssurance stock prior to the closing of the transaction either exceeds $44.00 or is less than $36.00 such that the exchange ratio would then be adjusted such that the value per NCRIC Group share would neither exceed $11.00 nor be less than $9.00, respectively. The transaction is subject to required regulatory approvals and a vote of NCRIC Group stockholders and is expected to close early in the third quarter of 2005.

      On March 4, 2005 we announced that the financial rating of our primary insurance subsidiary, NCRIC, Inc., was changed by A.M. Best Company from "A-" (Excellent) to "B++" (Very Good) with negative implications. The action by A. M. Best followed announcement of our fourth quarter and year-end 2004 results of a net loss of $8.3 million and $7.1 million, respectively. The results were driven primarily by adverse development on claims reported in prior years. The rating will remain under review pending A. M. Best's review of NCRIC, Inc.'s loss reserves, completion of the transaction and discussions with management.

CONSOLIDATED NET INCOME Years ended December 31, 2004, 2003 and 2002

Year ended December 31, 2004 compared to year ended December 31, 2003

      Net results were a loss of $7.1 million for the year ended December 31, 2004 compared to a loss of $4.2 million for the year ended December 31, 2003. 2004 results were negatively impacted by adverse development of claims originally reported in earlier years.

      The operating results of our insurance segment for the year ended December 31, 2004 were primarily driven by growth in earned premiums and the increase in the estimate of loss reserves for claims reported in prior years. Primarily due to increased premium rates, net premiums earned increased by 41%. While the cost for claims reported in 2004 increased due to severity, the development of losses for claims originally reported in 2001, 2002 and 2003 reduced earnings for 2004. The re-estimation of losses was driven by two primary factors -- increases in the estimate of direct losses, primarily for the 2001, 2002 and 2003 report years, and a change in estimate of the level of reinsurance to be recovered for the losses reported in the years 2001 and 2002.

      Net income for the fourth quarter of 2004 was a loss of $8.3 million driven by adverse development on losses originally reported in prior years. The section on Losses and Loss Adjustment Expenses provides a discussion of these loss costs.

Year ended December 31, 2003 compared to year ended December 31, 2002

      Net income was a loss of $4.2 million for the year ended December 31, 2003 compared to income of $742,000 for the prior year. 2003 results were negatively impacted by adverse development of claims originally reported in earlier years.

      The operating results of our insurance segment for the year ended December 31, 2003 were primarily driven by growth in new business written and the increase in the estimate of loss reserves for claims reported in prior years. For the year, new business premium written was $10.5 million compared to $12.7 million for 2002. The new business written coupled with the increased premium rates resulted in a 57% increase in net premiums earned. The strain on current period earnings as a result of the large increase in new business written, combined with investment yield declines, resulted in pressure on short-term profitability. While the cost for claims reported in 2003 increased due to the rise in exposures, the development of losses for claims originally reported in 2001 and 2002 reduced pre-tax earnings for 2003. The re-estimation of losses was driven by two primary factors -- increases in the estimate of direct losses, primarily in Virginia for the 2001 and 2002 report years, and a change in estimate of the level of reinsurance to be recovered for the losses reported in the years 2000, 2001 and 2002.

      The 2003 fourth quarter loss of $5.6 million was driven by adverse development of $6.0 million on prior year losses in addition to an increased reserving level on 2003 losses. The loss reserve development was estimated based on new information on specific losses and related revision of estimates of loss trends, primarily in report years 2001 and 2002, combined with a re-estimation of reinsurance to be recovered on losses in the 2000, 2001 and 2002 report years based on actual development as those years mature. Related to the change in estimate of losses, the reinsurance premium on prior year losses covered by the swing-rated reinsurance program was a charge of $931,000 in the fourth quarter of 2003 compared to a credit of $106,000 in the fourth quarter of 2002.

NET PREMIUMS EARNED

      The following table is a summary of our net premiums earned:

                                                              Year ended December 31,
                                                        ----------------------------------
                                                          2004         2003         2002
                                                        --------     --------     --------
                                                                  (in thousands)
      Gross premiums written .......................    $ 87,229     $ 71,365     $ 51,799
      Change in unearned premiums ..................      (6,237)     (10,342)      (7,686)
                                                        --------     --------     --------
      Gross premiums earned ........................      80,992       61,023       44,113
      Reinsurance premiums ceded related to:
         Current year ..............................     (14,531)     (12,833)     (14,429)
         Prior years ...............................           1         (926)         406
                                                        --------     --------     --------
            Total reinsurance premiums ceded .......     (14,530)     (13,759)     (14,023)
                                                        --------     --------     --------
      Net premiums earned before renewal credits ...      66,462       47,264       30,090
      Renewal credits ..............................          --           --            8
                                                        --------     --------     --------
      Net premiums earned ..........................    $ 66,462     $ 47,264     $ 30,098
                                                        ========     ========     ========

Year ended December 31, 2004 compared to year ended December 31, 2003

      Gross premiums written increased by $15.8 million, or 22%, to $87.2 million for the year ended December 31, 2004 from $71.4 million for the year ended December 31, 2003, due to net new business written, which is new business net of lost business, combined with the premium rate increases, which averaged 27%. The gross premiums written include premiums for retrospectively rated programs of $218,000 for the year ended

December 31, 2004 and $1.1 million for the year ended December 31, 2003, decreasing primarily due to a return of premium under the terms of the retrospective rating program. Gross premiums written also include $7.5 million in 2004 and $3.2 million in 2003 for extended reporting endorsements. Gross premiums written on excess layer coverage increased $3.1 million to $13.3 million for the year ended December 31, 2004 from $10.2 million for the year ended December 31, 2003.

      The change in unearned premiums for the period decreased by $4.1 million to $6.2 million for the year ended December 31, 2004 from $10.3 million for the year ended December 31, 2003. This decrease resulted from policy cancellations and the refund of previously accrued retrospective rating program premium, partially offset by premium rate increases and new business written.

      Gross premiums earned increased $20.0 million, or 33%, to $81.0 million for the year ended December 31, 2004 from $61.0 million for the year ended December 31, 2003. The increase consists of $16.2 million for premiums earned under basic medical professional liability insurance and $3.8 million for excess limits coverage. Extended reporting endorsements premium is earned in the same period as it is written.

      Reinsurance premiums ceded increased by $0.7 million, or 5.6% to $14.5 million for the year ended December 31, 2004 from $13.8 million for the year ended December 31, 2003. Current year reinsurance premiums ceded increased by $1.7 million, or 13%, to $14.5 million for the year ended December 31, 2004 from $12.8 million for the year ended December 31, 2003 as the result of higher gross earned premiums. Reinsurance premiums are affected by current year premiums payable to the reinsurers, as well as the retrospective adjustments to accruals for prior year premiums.

      Reinsurance premiums related to prior years under the swing-rated treaty were a benefit of $1,000 in 2004 and a charge of $0.9 million in 2003 due to loss development of reinsured losses compared to our prior estimates. Generally, losses covered by the swing-rated treaty are in the range excess of $500,000 to $1 million. Loss development results from the re-estimation and settlement of individual losses. As claims are brought to conclusion, each year there are fewer outstanding claims in the years covered by this reinsurance treaty. While the potential for loss development impacting this reinsurance coverage is reduced each year as the inventory of open claims is reduced, until all claims covered by the treaty are closed the potential remains for changes from current estimates. As of December 31, 2004, there are 20 open claims in the years covered by swing-rated reinsurance compared to 36 open claims as of December 31, 2003. The liability "retrospective premiums accrued under reinsurance treaties" decreased to $351,000 at December 31, 2004 from $1.8 million at December 31, 2003.

      Renewal credits for the years ended December 31, 2004 and 2003 reflect our decision to not provide a renewal premium credit for 2004 or 2005 renewals.

      Net premiums earned increased by $19.2 million, or 40.6%, to $66.5 million for the year ended December 31, 2004 from $47.3 million for the year ended December 31, 2003. The increase reflects the $20.0 million growth in gross earned premiums offset by the higher reinsurance premiums ceded in 2004 compared to 2003.

      In 2002, we initiated a program to provide insurance coverage to physicians at four HCA hospitals in West Virginia. Under this arrangement, we ceded 100% of the insurance exposure to a captive insurance company affiliated with the sponsoring hospitals. We received a ceding commission for providing complete policy underwriting, claims and administrative services for these policies. While accounting standards require the premium written to be included as a part of our direct written premium, we have no net written nor net earned premium from this program. This program was terminated effective with July 1, 2003 renewals.

      Direct new business comes primarily from the District of Columbia. Agent-produced new business in 2004 came primarily from Delaware and Virginia. The following chart of new written premiums shows the composition of new business by distribution channel.

                                            Year Ended December 31,
                                           ------------------------
                                             2004             2003
                                           -------          -------
                                                (in thousands)

                  Direct .............     $   775          $   618
                  Agent ..............       2,295            9,900
                                           -------          -------

                                           $ 3,070          $10,518
                                           =======          =======

      The overall level of new business produced in 2004 is lower than in 2003, as planned. In 2003 our business in Delaware expanded to place us in the top market share position, therefore, the opportunity for growth in Delaware in 2004 was limited. The other territory identified for growth is Virginia. We continue to write new business in Virginia, however, our product is priced at the high end of the market, which has the result of constraining growth. We believe our price level is required by the loss characteristics of the Virginia market. We continue to maintain that pricing integrity is critical to long-term viability.

      The distribution of premium written continues to show notable growth in our market areas outside of the District of Columbia. For seven months in 2004 in West Virginia we stopped writing new business and non-renewed policies at their anniversary dates due to inadequate rate levels allowed by the West Virginia Department of Insurance. After receiving approval for a rate increase effective September 1, 2004, we began offering renewals on some West Virginia business.

      The following chart reports the components of gross premium written by state as follows:

                                               Year Ended December 31,
                                   --------------------------------------------
                                          2004                     2003
                                   -------------------      -------------------
                                              (dollars in thousands)
                                    Amount        %          Amount        %
                                   -------     -------      -------     -------

      District of Columbia ....    $25,650          30%     $23,216          33%
      Virginia ................     29,612          34       22,640          32
      Maryland ................     11,451          13        8,819          12
      West Virginia ...........      7,174           8        7,935          11
      Delaware ................     13,342          15        8,755          12
                                   -------     -------      -------     -------
           Total ..............    $87,229         100%     $71,365         100%
                                   =======     =======      =======     =======

      Premium collection litigation. During 2000, it was determined that one of NCRIC's hospital-sponsored retrospective programs would not be renewed. In accordance with the terms of the contract, NCRIC billed the hospital sponsor, Columbia Hospital for Women Medical Center, Inc., for premium due based on the actual accumulated loss experience of the terminated program. Because the original 2000 bill was not paid when due, we initiated legal proceedings to collect. As of December 31, 2004 the amount due to NCRIC for this program was $2.9 million. NCRIC has accrued no amount of net receivable due to the pending litigation and questionable collectibility.

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

      The verdict was entered as a judgment on February 20, 2004. On March 5, 2004, NCRIC filed post-trial motions for judgment as a matter of law and, in the alternative, for a new trial. As a result of these post-trial motions, the judgment is not final, and jurisdiction with respect to the verdict remains with the trial judge. No decision has yet been rendered on the post-trial motions. In connection with the filing of post-trial motions, NCRIC secured a $19.5 million appellate bond and associated letter of credit. The amount of the bond represents the verdict plus a projection of post-trial interest. No amounts have been drawn upon the letter of credit as of March 18, 2005. After the post-trial motions have been ruled upon by the judge, any judgment will be entered as final, but subject to appeal. No liability has been accrued in these financial statements for any possible loss arising from this litigation because the judgment remains with the trial judge, and NCRIC believes that it has meritorious defenses and that it is not probable that the preliminary judgment will prevail, nor is any potential final outcome reasonably estimable at this time. Legal expenses incurred for this litigation in 2004 were $734,000. The expenses associated with the $19.5 million appellate bond and associated letter of credit were $261,000.

      Expenses incurred in 2004 for the trial portion of the litigation were $525,000, reported as a component of underwriting expenses, and post-trial costs were $620,000, reported as a component of other expenses. NCRIC Group, Inc. has indemnified NCRIC, Inc. for post-trial costs expected to be incurred in 2004 and for any potential final judgment up to $5.5 million, on an after-tax basis.

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

      Reinsurance premiums ceded decreased by $0.2 million to $13.8 million for the year ended December 31, 2003 from $14.0 million for the year ended December 31, 2002. The decrease was the result of lower reinsurance premium rates, partially offset by higher gross earned premiums and additional premium ceded related to prior years. Reinsurance premiums are affected by current year premiums payable to the reinsurers, as well as the retrospective adjustments to accruals for prior year premiums.

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

      The mix of business produced directly by us versus by agents has changed between years as shown on the following chart of new gross written premiums.

                                        Year Ended December 31,
                                        -----------------------
                                          2003           2002
                                        -------        -------
                                            (in thousands)

                  Direct .......        $   618        $ 2,309
                  Agent ........          9,900         10,391
                  HCA ..........              0            793
                                        -------        -------
                                        $10,518        $13,493
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

      The distribution of premium written shows notable growth in our market areas outside of the District of Columbia. The following chart illustrates the components of gross premium written by state.

                                               Year Ended December 31,
                                   --------------------------------------------
                                          2003                     2002
                                   -------------------      -------------------
                                              (dollars in thousands)
                                    Amount        %          Amount        %
                                   -------     -------      -------     -------

      District of Columbia ....    $23,216          33%     $21,796          42%
      Virginia ................     22,640          32       14,863          29
      Maryland ................      8,819          12        5,663          11
      West Virginia ...........      7,935          11        7,688          15
      Delaware ................      8,755          12        1,789           3
                                   -------     -------      -------     -------
           Total ..............    $71,365         100%     $51,799         100%
                                   =======     =======      =======     =======

      Premium collection litigation. During 2000, it was determined that one of NCRIC's hospital-sponsored retrospective programs would not be renewed. In accordance with the terms of the contract, NCRIC billed the hospital sponsor, Columbia Hospital for Women Medical Center, Inc., for premium due based on the actual accumulated loss experience of the terminated program. Because the original 2000 bill was not paid when due, we initiated legal proceedings to collect. As of December 31, 2003 the amount due to NCRIC for this program was $3.0 million. NCRIC has accrued no amount of net receivable due to the pending litigation and questionable collectibility.

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

NET INVESTMENT INCOME

Year ended December 31, 2004 compared to year ended December 31, 2003

      Net investment income increased by $1.3 million, or 22%, for the year ended December 31, 2004 compared to the prior year reflecting a higher base of average invested assets partially offset by a decrease in yields. Net investment income for the year ended December 31, 2004 was $7.3 million compared to $6.0 million for the year ended December 31, 2003. Average invested assets, which include cash equivalents, increased by $40.4 million, or 26%, to $194.1 million for the year ended December 31, 2004, due to the proceeds from the mid-2003 issuance of stock and cash from operations. The investment portfolio continues to overweight mortgage-backed securities, and maintains an allocation to common stocks as part of the strategy to protect the portfolio in a rising interest rate environment. The average effective yield was approximately 3.7% for the year ended December 31, 2004 and 3.9% for the year ended December 31, 2003. The tax equivalent yield was approximately 4.2% at December 31, 2004 and 4.4% at December 31, 2003. The change in investment yields is reflective of the market change in interest rates in 2004 compared to 2003 as well as the allocation to lower-yielding common stocks.

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

NET REALIZED INVESTMENT GAINS (LOSSES)

Year ended December 31, 2004 compared to year ended December 31, 2003

      Net realized investment gains were $475,000 for the year ended December 31, 2004 compared to net realized investment gains of $1.9 million for the year ended December 31, 2003. The 2004 gains resulted from routine portfolio management activity, partially offset by the recognition of an other-than-temporary impairment of $15,000 on an investment in common stock. The circumstance giving rise to the other-than-temporary impairment charge was a decline in the value of the stock in 2004, which we do not expect to be temporary based on available financial information of the issuer.

Year ended December 31, 2003 compared to year ended December 31, 2002

      Net realized investment gains were $1.9 million for the year ended December 31, 2003 compared to net realized investment losses of $131,000 for the year ended December 31, 2002. The 2003 gains resulted from portfolio restructuring implemented by our new fixed-income investment portfolio manager to replace weak credits with stronger rated bonds as well as from routine portfolio management activity, partially offset by the recognition of an other-than-temporary impairment loss of $135,000 on an investment in common stock. The circumstance giving rise to the other-than-temporary impairment charge was a sharp decline in the value of the stock in 2003, which we do not expect to be temporary based on available financial information of the issuer. 2002 realized losses included an other-than-temporary impairment charge of $557,000 for a fixed maturity security issued by WorldCom.

PRACTICE MANAGEMENT AND RELATED INCOME

      Revenue for practice management and related services is comprised of fees for the following categories of services provided: practice management; accounting; tax and personal financial planning; retirement plan accounting and administration; and other services.

Year ended December 31, 2004 compared to year ended December 31, 2003

      Practice management and related revenues decreased by $0.5 million, or 10.2%, to $4.4 million for the year ended December 31, 2004, from $4.9 million for the year ended December 31, 2003. This revenue consists of fees generated by ConsiCare through its HealthCare Consulting and Employee Benefits Services divisions. The decreased revenue was primarily a result of a reduced level of non-recurring assignments in the HealthCare Consulting division compared to 2003.

Year ended December 31, 2003 compared to year ended December 31, 2002

      Practice management and related revenues decreased by $0.9 million, or 15.5%, to $4.9 million for the year ended December 31, 2003, from $5.8 million for the year ended December 31, 2002. This revenue consists of fees generated by ConsiCare through its HealthCare Consulting and Employee Benefits Services divisions. The decreased revenue was primarily a result of a reduced level of non-recurring and recurring assignments in the HealthCare Consulting division compared to 2002. Additionally, in the later part of 2003, there was some loss of clients and revenue resulting from the departure from NCRIC of two consultants.

OTHER INCOME

      Other income includes revenues from insurance brokerage, insurance agency and physician services, as well as service charge income from installment payments for our insurance premium billings.

Year ended December 31, 2004 compared to year ended December 31, 2003

      Other income decreased $335,000, or 29%, to $820,000 for the year ended December 31, 2004 from $1.2 million for the year ended December 31, 2003. The decreased revenue resulted from a decrease of $500,000 in service charge income due to the initiation of an installment billing program through a third party premium finance company, partially offset by an increase of $126,000 in brokerage commission income resulting from the increase in ceded premium and a small increase in insurance agency commissions.

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

                                                                  Year Ended December 31,
                                                              -------------------------------
                                                                2004        2003        2002
                                                              -------     -------     -------
                                                                       (in thousands)
                  Incurred losses and LAE related to:
                     Current year losses .................    $53,158     $44,588     $24,063
                     Prior years loss development ........     17,152       5,885       2,766
                                                              -------     -------     -------
                      Total incurred for the year ........    $70,310     $50,473     $26,829
                                                              =======     =======     =======

      Traditionally, property and casualty insurer results are judged using ratios of losses and underwriting expenses compared to net premiums earned. Following is a summary of these ratios for each period.

                                                                  Year Ended December 31,
                                                              -------------------------------
                                                                2004        2003        2002
                                                              -------     -------     -------
                  Losses and LAE ratio:
                    Current year losses ..................       80.0%       94.3%       79.9%
                    Prior years loss development .........       25.8        12.5         9.2
                                                              -------     -------     -------
                  Total losses and LAE ratio .............      105.8       106.8        89.1
                  Underwriting expense ratio .............       19.0        21.2        27.2
                                                              -------     -------     -------
                  Combined ratio .........................      124.8%      128.0%      116.3%
                                                              =======     =======     =======

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

      The resolution of some of the claims reported to us is determined through a trial. Following is a summary of the trial results for each period.

                                                     Year Ended December 31,
                                                     -----------------------
                                                      2004    2003    2002
                                                      ----    ----    ----
                  Plaintiff verdicts ............       7      11       5
                  Defense verdicts ..............      38      22      13
                  Mistrials or hung juries ......       2       0       4
                                                      ----    ----    ----
                  Total trials ..................      47      33      22
                                                      ====    ====    ====

      Of the seven plaintiff verdicts in 2004, all were awarded in excess of our applicable retention limits. Under the clash protection provided by our reinsurance program, our exposure to the retention limit was limited in three of the seven verdicts. Of the 11 plaintiff verdicts in 2003, five verdicts were awarded in excess of our applicable retention limits. Under the clash protection provided by our reinsurance program, our exposure to the retention limit was limited in three of the five verdicts. Of the five plaintiff verdicts in 2002, three verdicts were awarded in excess of our $500,000 retention.

Year ended December 31, 2004 compared to year ended December 31, 2003

      Total incurred losses and LAE expense of $70.3 million for year ended December 31, 2004 represents an increase of $19.8 million compared to $50.5 million incurred for the year ended December 31, 2003.

      The total incurred losses are broken into two components -- incurred losses related to the current coverage year and development on prior coverage year losses. Current year incurred losses increased by $8.6 million to $53.2 million for the year ended December 31, 2004 from $44.6 million for the year ended December 31, 2003, reflecting an increase in severity of reported claims and an increase in exposures for extended reporting endorsements.

      Prior year development results from the re-estimation and resolution of individual losses not covered by reinsurance, which are generally losses under $500,000 for losses reported prior to 2003 and under $1 million for losses reported in 2003. In 2004 we experienced unfavorable development of $17.1 million on estimated losses for prior years' claims. The re-estimation of loss cost takes into consideration a variety of factors including recent claims settlement experience, new information on open claims, and changes in the judicial environment. The primary factors driving development in 2004, which is comprised of adverse development in the 2001, 2002 and 2003 report years, include additional information on claims originally reported in prior years and interpretation of emerging settlement trends in all our market areas.

      As described in the opening section of this MD&A, the process for determining our estimates of loss cost begins with the establishment of case reserves within our claims department. Evaluations of individual claims are updated when additional information on each case is determined, often as a part of the preparation for trial. Case reserves on individual claims are raised when new information indicates a greater loss exposure. Case reserves are decreased either when a case is resolved at a lower level than previously estimated or when reinsurance recoverable becomes applicable. Actuarial reserves are established based on case reserves combined with historical loss development trends utilizing a complex mathematical analysis to determine the actuarially based estimate of losses.

      In 2004 the estimate of losses on claims reported in prior years on a case reserve basis was a net reduction in estimate. In contrast, the actuarially calculated losses on prior years' claims produced a net increase in estimate.

      We rely on the guidance of our consulting actuary to establish reserves and each year-end we book the point estimate provided by the actuarial reserve calculation. However, over the past two years we have subsequently experienced various factors that have required an increase in the initial actuarial reserve estimates. The factors leading to the reserve adjustment include: the emergence over the past two years of our own experience in our new market territories; increasing severity trends that have been experienced by insurance carriers on a nationwide basis; claims development within the net retained layer resulting in less recovery from reinsurance; and environmental factors, such as the rise in Virginia's total loss cap on awards.

      Since we have experienced a significant level of adverse development of losses two years in a row, we engaged a second consulting actuarial firm to independently calculate the reserve estimate as of December 31, 2004. The results of this study confirmed the estimate of losses at the level being reported as of December 31, 2004.

      The lower loss ratio on current year losses at 80.0% in 2004 compared to 94.3% in 2003 reflects both the increase in premium rates and lower frequency of reported losses in 2004. The total loss ratio was increased by 26 points for the year ended December 31, 2004 and was increased by 13 points for the year ended December 31, 2003 as a result of the re-estimation of losses reported in prior years.

      The underwriting expense ratio decreased to 19.0% for the year ended December 31, 2004 from 21.2% for the year ended December 31, 2003. Premiums increased proportionately more than underwriting expenses, resulting in a decrease in the underwriting expense ratio. Underwriting expenses increased $2.6 million to $12.6 million for the year ended December 31, 2004 from $10.0 million for the year ended December 31, 2003. The 26% increase in underwriting expenses was primarily attributable to the growth in expenses, consisting primarily of commissions, directly related to the expansion in business, consistent with the growth in premium.

      The statutory combined ratio was 126.5% for the year ended December 31, 2004, and 129.4% for the year ended December 31, 2003. This decrease stems from the same factors noted previously.

      Current year losses in the fourth quarter of 2004 totaled $14.1 million, increasing over the level of the fourth quarter of 2003 and over the level of the prior quarters of 2004. The higher level of current year losses primarily reflects reserves for losses incurred but not reported on extended reporting endorsements issued and was established with consideration to the prior year loss development trends that emerged during the year-end actuarial valuation. The loss ratio on current year losses at 79.1%, lower than in previous quarters in 2004, reflects the reduced claims frequency in the quarter.

      Development on losses reported in prior years totaled $15.6 million in the fourth quarter of 2004. This adverse loss development emerged during the fourth quarter from two primary sources:

            o upward development on claims in the 2001, 2002 and 2003 report years; and

            o a lower estimate of reinsurance to be recovered on losses in the 2001 and 2002 report years.

      Approximately 66% of the net adverse development emerged from the 2003 report year. In the past during the first year of development following the initial report year, we have observed a general loss development pattern; in the fourth quarter of 2004, the case basis reserves across all jurisdictions appeared to be developing differently from that pattern, thus indicating an overall higher loss level. This higher level of indicated losses was recognized as adverse development in the fourth quarter.

Year ended December 31, 2003 compared to year ended December 31, 2002

      Total incurred losses and LAE expense of $50.5 million for year ended December 31, 2003 represents an increase of $23.7 million compared to $26.8 million incurred for the year ended December 31, 2002.

      The total incurred losses are broken into two components -- incurred losses related to the current coverage year and development on prior coverage year losses. Current year incurred losses increased by $20.5 million to $44.6 million for the year ended December 31, 2003 from $24.1 million for the year ended December 31, 2002, reflecting an increase in severity of reported claims, the rise in the level of liability exposure as a result of expanding business, and the increase in retention under our reinsurance program to $1 million for each and every loss from $500,000 for each and every loss in 2002.

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

      Current year losses in the fourth quarter of 2003 totaled $13.4 million, increasing over the level of the prior quarters of 2003. While the number of new claims reported in the fourth quarter was the lowest experienced in 2003, the higher level of current year losses was established to take into consideration the prior year loss development trends that emerged during the year-end actuarial valuation. The loss ratio on current year losses at 108.2%, higher than previous quarters in 2003, reflects this recognition of higher severity.

      Development on losses reported in prior years totaled $6.0 million in the fourth quarter of 2003. This adverse loss development emerged during the fourth quarter from two primary sources:

            o upward development on claims, primarily in Virginia and Maryland in 2001 and 2002; and

            o a lower estimate of reinsurance to be recovered on losses in the 2000, 2001 and 2002 report years across all territories.

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

LOSSES AND LOSS ADJUSTMENT EXPENSES LIABILITY

      The losses and LAE reserve liabilities for unpaid claims as of each period are as follows:

                                                           At December 31,
                                                        ---------------------
                                                          2004         2003
                                                        --------     --------
                                                            (in thousands)
              Liability for:
                Loss ..............................     $107,746     $ 87,778
                Loss adjustment expense ...........       45,496       38,213
                                                        --------     --------
              Total liability .....................     $153,242     $125,991
                                                        ========     ========

              Reinsurance recoverable on losses ...     $ 44,846     $ 48,100
                                                        ========     ========

              Number of cases pending .............          653          616

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

UNDERWRITING EXPENSES

      For 2004, salaries and benefits accounted for approximately 24% of other underwriting expenses, commissions and brokerage expenses 28%, with professional fees, including legal, auditing and director's fees, accounting for approximately 16% of the underwriting expenditures. Premium taxes and guaranty fund assessments comprise the majority of the remaining balance. Guaranty fund assessments are based on industry loss experience in the jurisdictions where we do business, and are not predictable.

Year ended December 31, 2004 compared to year ended December 31, 2003

      Underwriting expenses increased $2.6 million, or 26%, to $12.6 million for the year ended December 31, 2004 from $10.0 million for the year ended December 31, 2003. The increase in expenses primarily stems from the increase in new business, particularly agent-produced business, through increases in commissions, travel, and other underwriting costs. In addition, legal fees incurred included $525,000 for the collection litigation initiated by us as more fully discussed in the section "Net Premiums Earned," and $613,000 of expense resulting from a fraudulent act of a former sales agent.

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

PRACTICE MANAGEMENT AND RELATED EXPENSES

      Practice management and related expenses consist primarily of expenses, such as salaries, general office expenses and interest on debt, related to ConsiCare operations of the businesses acquired January 4, 1999. The management services organization was established in 1997 to provide physicians with a variety of administrative support and other services but did not have substantive operations until 1998.

Year ended December 31, 2004 compared to year ended December 31, 2003

      Practice management and related expenses decreased $0.2 million, or 4%, to $5.0 million for the year ended December 31, 2004 compared to $5.2 million for the year ended December 31, 2003. Expense decreased primarily due to reductions in staffing commensurate with the reductions in revenue. The expense decrease was net of increased expenses for branding, resulting in the name change to ConsiCare, and for strategic business development.

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

INTEREST EXPENSE

      Interest expense incurred is for the debt service on the Trust Preferred Securities issued in December, 2002. The stated annual interest rate is 400 basis points over LIBOR, adjusted quarterly.

Year ended December 31, 2004 compared to year ended December 31, 2003

      Interest expense increased $31,000, or 3.75%, to $857,000 for the year ended December 31, 2004 compared to $826,000 for the year ended December 31, 2003. The interest rate in 2004 averaged 5.54% while the interest rate in 2003 averaged 5.31%.

Year ended December 31, 2003 compared to year ended December 31, 2002

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

      In 2001 we formed ACC, a wholly owned captive insurance company subsidiary, to provide an alternative risk-financing vehicle for affinity groups. The captive program is marketed to organizations and groups wishing to finance and manage their own risk. During 2004, ACC incurred $163,000 in expenses. As of December 31, 2004, ACC does not have any active protected cells.

Year ended December 31, 2004 compared to year ended December 31, 2003

      Other expenses of $2.5 million for the year ended December 31, 2004 compares to other expense of $1.7 million for the year ended December 31, 2003. The primary component of the expense increase is $619,000 for post-trial expenses for the premium collection litigation. The remainder of the increase is for holding company operations.

Year ended December 31, 2003 compared to year ended December 31, 2002

      Other expenses of $1.7 million for the year ended December 31, 2003 compares to other expense of $1.4 million for the year ended December 31, 2002. Expense increases are for holding company operations.

INCOME TAXES

      Our effective tax rate is lower than the federal statutory rate principally due to nontaxable investment income.

                                                       Year Ended December 31,
                                                       -----------------------
                                                       2004     2003      2002
                                                       ----     ----      ----

               Federal income tax at statutory rates .   34%      34%       34%
               Tax exempt income .....................    4        6       (89)
               Dividends received ....................    1        0       (21)
               Other, net ............................    1       (1)       (1)
                                                       ----     ----      ----
               Income tax benefit at effective rates .   40%      39%      (77)%
                                                       ====     ====      ====

      Our net deferred tax assets are created by temporary differences that will result in tax benefits in future years due to the differing treatment of items for tax and financial statement purposes. The primary difference is the requirement to discount or reduce loss reserves for tax purposes because of their long-term nature. Additionally, the deferred income tax asset includes $1.9 million for net operating loss carryforwards, NOLs, which are available to reduce tax return taxable income in future years.

                                                      At December 31,
                                                 ------------------------
                                                    2004          2003
                                                 ----------    ----------

               Deferred income tax asset ....    $8,404,000    $5,307,000

Year ended December 31, 2004 compared to year ended December 31, 2003

      The tax benefit for the year ended December 31, 2004 was $4.8 million compared to $2.7 million for the year ended December 31, 2003. A federal tax benefit was incurred in 2004 due primarily to the pre-tax loss. In addition, the effective tax benefit rate was improved by 4% due to tax exempt income.

      The increase in the deferred income tax asset to a balance of $8.4 million as of December 31, 2004 resulted from the growth of the insurance business, particularly in unearned premiums and loss reserves where the timing of recognition for financial statement and tax return reporting differ and from the tax benefits, NOLs and minimum tax credits, associated with the net loss for the year 2004.

Year ended December 31, 2003 compared to year ended December 31, 2002

      The tax benefit for the year ended December 31, 2003 was $2.7 million compared to $0.3 million for the year ended December 31, 2002. A federal tax benefit was incurred in 2003 due primarily to the pre-tax loss. In addition, the effective tax benefit rate was improved by 6% due to tax exempt income.

      The increase in the deferred income tax asset to a balance of $5.3 million as of December 31, 2003 resulted primarily from the growth of the insurance business, particularly in unearned premiums and loss reserves where the timing of recognition for financial statement and tax return reporting differ.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

NCRIC Group, parent company

      Financial condition and capital resources. We are a stock holding company whose operations and assets primarily consist of our ownership of NCRIC, Inc. and ConsiCare, Inc. We assist our subsidiaries in their efforts to compete effectively and create long-term growth.

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

      Trust Preferred Securities. In December 2002, we completed the private placement sale of $15 million of 30-year floating rate trust preferred securities. The securities are callable at par five years from the date of issuance. The interest rate on the securities is floating at the 3-month London Interbank Offered Rate (LIBOR) plus 400 basis points. We contributed $13.5 million of the funds raised to the statutory surplus of our insurance subsidiary NCRIC, Inc.

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

      The payment of dividends to us by NCRIC, Inc. is subject to limitations imposed by the District of Columbia Holding Company System Act of 1993. Under the DC Holding Company Act, NCRIC, Inc. must seek prior approval from the Commissioner to pay any dividend which, combined with other dividends made within the preceding 12 months, exceeds the lesser of (A) 10% of the surplus at the end of the prior year or (B) the prior year's net income excluding realized capital gains. Net income, excluding realized capital gains, for the two years preceding the current year is carried forward for purposes of the calculation to the extent not paid in dividends. The law also requires that an insurer's statutory surplus following a dividend or other distribution be reasonable in relation to the insurer's outstanding liabilities and adequate to meet its financial needs. The District of Columbia permits the payment of dividends only out of unassigned statutory surplus. As of December 31, 2004, NCRIC, Inc. had approximately $63 million of unassigned statutory surplus. Any dividend payment by NCRIC, Inc. would require the approval of the Commissioner.

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

      We had cash flows provided by operations for the years ended December 31, as follows:

                          2004................  $33.2 million
                          2003................  $20.6 million
                          2002................  $ 3.4 million

      Comprehensive income was a loss of $6.5 million for the year ended December 31, 2004 compared to a loss of $5.6 million for the year ended December 31, 2003. The decrease in comprehensive income results from the $7.1 million net loss, partially offset by the $648,000 increase in net unrealized investment gains for the year ended December 31, 2004.

      Financial condition and capital resources. We invest our positive cash flow from operations primarily in investment grade, fixed maturity securities. As of December 31, 2004, the carrying value of the securities portfolio was $202.3 million, compared to a carrying value of $174.4 million at December 31, 2003. The portfolios were invested as follows:

                                                       At December 31,
                                                       ---------------
                                                        2004     2003
                                                        ----     ----

            U.S. Government and agencies ...........      18%      17%
            Asset and mortgage-backed securities ...      24       31
            Tax exempt securities ..................      21       21
            Corporate bonds ........................      25       24
            Equity securities ......................      12        7
                                                        ----     ----
                                                         100%     100%
                                                        ====     ====

      Approximately 72% of the bond portfolio at December 31, 2004 was invested in U.S. Government and agency securities or had a rating of AAA or AA. The entire bond portfolio as of December 31, 2004 was held in investment grade (BBB or better) securities as rated by Standard & Poor's. For regulatory purposes, as of December 31, 2004, 88% of the portfolio is rated Class 1 which is the highest quality rated group as classified by the NAIC. The accumulated other comprehensive income totaled $2.1 million at December 31, 2004 compared to $1.5 million at December 31, 2003. This increase in asset values resulted primarily from the improvement in fair values of investments in the equity component of the portfolio.

      At December 31, 2004, our portfolio included total gross unrealized gains of $4.7 million, or 2.3% of the $202.3 million carrying value of the portfolio, and total unrealized losses of $1.5 million, or less than 1% of the carrying value of the portfolio. The total unrealized losses are comprised of six equity securities and 191 fixed maturity securities, including 12 Treasury Note issues, 179 corporate debt and municipal bonds (all of which are investment grade), with lengths of time to maturity ranging from one to 44 years. All of the fixed maturity securities are meeting and are expected to continue to meet all contractual obligations for interest payments.

      At December 31, 2004, the aggregate fair value of the securities with unrealized losses was $112.8 million, or 99% of the amortized cost of those securities of $114.3 million. The largest single security with an unrealized loss at December 31, 2004 relates to a FNMA pool which matures in 2018 and carries a coupon rate of 5.0%. The unrealized pre-tax loss relating to this security is approximately $115,000 based on the fair value of $4.5 million at December 31, 2004. Unrealized losses related to other securities are not individually significant, nor is there any concentration of unrealized losses with respect to the type of security or industry.

      The following table displays characteristics of the securities with an unrealized loss in value as of December 31, 2004. No concentrations of industries exist in these securities.

                                     Total securities                          Equity securities
                          --------------------------------------     -------------------------------------
Length of time in         Amortized        Fair       Unrealized     Amortized                  Unrealized
unrealized loss position     Cost          Value         Loss          Cost       Fair Value       Loss
------------------------  ---------      --------     ----------     ---------    ----------    ----------
                                                           (in thousands)
Less than 1 year .......   $ 54,279      $ 53,708      $    571      $    244      $    235      $      9
Over 1 year ............     59,998        59,078           920           402           380            22
                           --------      --------      --------      --------      --------      --------

Total ..................   $114,277      $112,786      $  1,491      $    646      $    615      $     31
                           ========      ========      ========      ========      ========      ========

      The following table displays the maturity distribution of those fixed maturity securities with an unrealized loss in value as of December 31, 2004:

                                                                Fixed maturity securities
                                                         --------------------------------------
                                                         Amortized        Fair       Unrealized
                                                            Cost          Value          Loss
                                                         ---------      --------     ----------
                                                                     (in thousands)
         During one year or less ...................      $  7,990      $  7,982      $      8
         Due after one year through five years .....        40,023        39,592           431
         Due after five years through ten years ....        21,382        20,998           384
         Due after ten through twenty years ........        12,338        12,043           295
         Due after twenty years ....................        31,898        31,556           342
                                                          --------      --------      --------
                                                          $113,631      $112,171      $  1,460
                                                          ========      ========      ========

      We believe that all of our fixed maturity securities are readily marketable. Investment duration is closely monitored to provide adequate cash flow to meet operational and maturing liability needs. Asset and liability modeling, including sensitivity analyses and cash flow testing, are performed on a regular basis.

      We are required to pay aggregate annual salaries in the amount of $966,400 to four persons under employment agreements.

      Under terms of the purchase agreement between the previous owners of HealthCare Consulting, Inc., HCI Ventures, LLC, Employee Benefits Services, Inc. and us, contingency payments totaling $3.1 million could be paid in cash if the acquired companies achieved earnings targets in 2000, 2001, and 2002. During June 2001, NCRIC MSO, Inc. borrowed $1,971,000 from SunTrust Bank to finance these payments. The term of the loan was three years at a floating rate of LIBOR plus one and one-half percent. The balance of the loan was paid in May of 2004. The interest rate at the time of the payoff was 2.68%, and 2.67% as of December 31, 2003. Principal and interest payments were paid on a monthly basis until payoff.

      The following table summarizes our contractual obligations as of December 31, 2004, in thousands:

                                                             Over
                                   One          Over         three        More
                                   year       one year     years to       than
                                    or        to three       five         five
                      Total        less         years        years        years
                    --------     --------     --------     --------     --------
Long-term debt      $ 15,000     $     --     $     --     $     --     $ 15,000
Losses & LAE         153,242       47,731       71,202       24,510        9,799
Operating leases       2,965          917        1,779          269           --
                    --------     --------     --------     --------     --------
                    $171,207     $ 48,648     $ 72,981     $ 24,779     $ 24,799
                    --------     --------     --------     --------     --------

      Operating leases consist of office rental commitments. The table excludes purchase obligations which consist of routine acquisitions of office supplies which represent minimal commitments generally spanning one month or less. As an insurance company, we have liabilities for losses and related loss adjustment expenses in the normal course of business. Since these liabilities arise due to contractual obligations under the insurance policies we issue, estimates of the amounts to be paid at undetermined future dates are included in this table. Interest on long-term debt is variable rate and therefore is not included in this table.

      Our stockholders' equity totaled $72.0 million at December 31, 2004 and $78.0 million at December 31, 2003. The $6.0 million decrease for the year ended December 31, 2004 was due primarily to the net loss of $7.1 million, offset by the increase of $648,000 in net unrealized investment gains.

Stock options

      On July 7, 2004, the Board of Directors accelerated the vesting of the 384,322 outstanding stock options granted in 2003. The options were originally scheduled to vest during the period from August, 2004 to August, 2008. On the accelerated vesting date, the per share market value of NCRIC stock of $10.00 was less than the strike price of the options, which ranges from $10.86 to $11.00 per share.

      The acceleration eliminates future compensation expense we would otherwise recognize in our future income statements with respect to these options after FASB Statement No. 123R, Share-Based Payment, becomes effective in 2005. The pro forma note disclosure to the 2004 financial statements includes the maximum amount of expense which would have been reported in future years.

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

Federal income tax matters

      NCRIC Group and its subsidiaries file a consolidated income tax return with the Internal Revenue Service. Tax years 2001, 2002 and 2003 are open but not currently under audit.

Regulatory matters

      NAIC Risk-Based Capital. The NAIC has established a methodology for assessing the adequacy of each insurer's capital position based on the level of statutory surplus and an evaluation of the risks in the insurer's product mix and investment portfolio profile. This risk-based capital (RBC) formula is designed to allow state and District of Columbia insurance regulators to identify potentially under-capitalized companies. For property-casualty insurers, the formula takes into account risks related to the insurer's assets including risks related to its investment portfolio, and the insurer's liabilities, including risks related to the adverse development of coverages underwritten. The RBC rules provide for different levels of regulatory attention depending on the ratio of the insurer's total adjusted capital to the authorized control level of RBC. The first level of regulatory action, a review by the domiciliary insurance commissioner of a company-prepared RBC plan, is instituted at the point a company's total adjusted capital is at a level equal to or less than two times greater than the authorized control level risk-based capital. For all periods presented, the total adjusted capital levels for NCRIC, Inc. and CML were significantly in excess of the authorized control level of RBC. As a result, the RBC requirements are not expected to have an impact on our operations. Following is a presentation of the total adjusted capital for NCRIC, Inc. and CML compared to the authorized control level of RBC. Since CML was merged into NCRIC, Inc. effective December 31, 2003, results for 2003 and 2004 of NCRIC, Inc. include the impact of the merged business of CML.

                                     Authorized control
                                            level                Total
                                     risk-based capital    adjusted capital
                                     ------------------    ----------------
                                       NCRIC,              NCRIC,
                                        Inc.      CML       Inc.      CML
                                       ------    -----     ------    -----
                                                  (in millions)
      December 31, 2004 ..........     $13.8        --     $63.0        --
      December 31, 2003 ..........     $10.5        --     $70.4        --
      December 31, 2002 ..........     $ 6.7     $0.49     $44.3     $ 4.7

Item 7A. Quantitative and Qualitative Disclosures About Market Price

      Our investment portfolio is exposed to various market risks, including interest rate and equity price risk. Market risk is the potential for financial losses due to the decrease in the value or price of an asset resulting from broad movements in prices. At December 31, 2004, fixed maturity securities comprised 88% of total investments at fair value. U.S. government and agencies and tax-exempt bonds represent 45% of the fixed maturity securities. Equity securities, consisting of common stocks, account for the remainder of the investment portfolio. We have classified our investments as available for sale.

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

      Generally, the longer the duration of the security, the more sensitive the asset is to market interest rate fluctuations. To control the adverse effects of the changes in interest rates, our investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. Our fixed income portfolio at December 31, 2004 reflected an average effective maturity of 6.17 years and an average modified duration of 4.25 years. Our investment policy also provides that all security purchases be limited to rated securities or unrated securities approved by management on the recommendation of our investment advisor. The entire bond portfolio as of December 31, 2004 was held in investment grade securities.

      One common measure of the interest sensitivity of fixed maturity securities is effective duration. Effective duration utilizes maturities, yields, and call terms to calculate an average age of expected cash flows. The following table shows the estimated fair value of our fixed maturity portfolio based on fluctuations in the market interest rates.

                                                         Projected
                    Yield Change                           Market
                        (bp)             Market Yield      Value
                    ------------         ------------  (in millions)
                                                       -------------
                        -300                 0.69%        $201.8
                        -200                 1.69          194.2
                        -100                 2.69          186.6
                   Current Yield**           3.69          179.0
                         100                 4.69          171.4
                         200                 5.69          163.8
                         300                 6.69          156.2

                  **    Current yield is as of December 31, 2004.

      The actual impact of the market interest rate changes on the securities may differ from those shown in the sensitivity analysis above.

Item 8. Financial Statements and Supplementing Data
------

                          INDEX TO FINANCIAL STATEMENTS

                                                                                  Page
NCRIC GROUP, INC. AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm                            57

Consolidated Balance Sheets as of December 31, 2004 and 2003                       58

Consolidated Statements of Operations for the Years Ended
      December 31, 2004, 2003, and 2002                                            59

Consolidated Statements of Stockholders' Equity for the Years Ended
      December 31, 2004, 2003, and 2002                                            60

Consolidated Statements of Cash Flows for the Years Ended
      December 31, 2004, 2003, and 2002                                            61

Notes to Consolidated Financial Statements for the Years Ended
      December 31, 2004, 2003, and 2002                                            62

Schedule I - Summary of Investments - Other Than Investments in Related Parties    84

Schedule II - Condensed Financial Information of Registrant                        85

Schedule III - Supplementary Insurance Information                                 89

Schedule IV - Reinsurance                                                          90

Schedule V - Valuation and Qualifying Accounts                                     91

Schedule VI - Supplemental Information Concerning Property-Casualty Insurance
      Companies                                                                    92

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
   NCRIC Group, Inc. and Subsidiaries
Washington, DC

We have audited the accompanying consolidated balance sheets of NCRIC Group, Inc. and subsidiaries (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. Our audits also included the financial statement schedules listed in the table of contents. These financial statements and financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statements and financial statement schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of NCRIC Group, Inc. and subsidiaries as of December 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, such financial statement schedules, when considered in relation to the basic consolidated financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 15 to the consolidated financial statements, the Company announced that its Board of Directors had approved an agreement to merge NCRIC Group, Inc. into ProAssurance Corporation in a stock-for-stock transaction. The transaction is subject to required regulatory approvals and a vote of NCRIC Group, Inc. stockholders.

/s/ Deliotte & Touche LLP
McLean, VA
March  17, 2005

NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
AS OF DECEMBER 31, 2004 AND 2003 (IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

                                                                                               2004          2003
ASSETS
INVESTMENTS:
        Securities available for sale, at fair value:
              Bonds and U.S.Treasury Notes (Amortized cost $178,432 and $161,876)           $ 178,999     $ 162,744
              Equity securities (Cost $20,679 and $10,269)                                     23,308        11,613
                                                                                            ---------     ---------
                     Total securities available for sale                                      202,307       174,357

OTHER ASSETS:
        Cash and cash equivalents                                                              13,658         9,978
        Reinsurance recoverable                                                                44,846        48,100
        Goodwill, net                                                                           7,296         7,296
        Premiums and accounts receivable, net                                                   7,526         9,333
        Deferred income taxes                                                                   8,404         5,307
        Other assets                                                                            8,862         8,175
                                                                                            ---------     ---------

TOTAL ASSETS                                                                                $ 292,899     $ 262,546
                                                                                            =========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
        Losses and loss adjustment expenses:
              Losses                                                                        $ 107,746     $  87,778
              Loss adjustment expenses                                                         45,496        38,213
                                                                                            ---------     ---------
                     Total losses and loss adjustment expenses                                153,242       125,991
        Other liabilities:
              Retrospective premiums accrued under reinsurance treaties                           351         1,809
              Unearned premiums                                                                40,790        34,553
              Advance premium                                                                   5,520         3,110
              Reinsurance premium payable                                                         766         1,538
              Bank debt                                                                            --           289
              Trust preferred securities                                                       15,000        15,000
              Other liabilities                                                                 5,215         2,277
                                                                                            ---------     ---------
TOTAL LIABILITIES                                                                             220,884       184,567
                                                                                            ---------     ---------

COMMITMENTS AND CONTINGENCIES (Notes 4, 6, and 9)

STOCKHOLDERS' EQUITY:
        Common stock $0.01 par value - 12,000,000 shares authorized;
              6,892,517 shares issued and outstanding (net of 56,134 treasury shares) at
              December 31, 2004; 6,898,865 shares issued and outstanding (net of
              33,339 treasury shares) at December 31, 2003                                         70            70
        Preferred stock $0.01 par value - 1,000,000 shares authorized, 0 shares issued             --            --
        Additional paid in capital                                                             49,161        48,962
        Unallocated common stock held by the ESOP                                              (2,478)       (2,616)
        Common stock held by the stock award plan                                              (1,218)       (1,594)
        Accumulated other comprehensive income                                                  2,109         1,461
        Retained earnings                                                                      24,926        32,046
        Treasury stock, at cost                                                                  (555)         (350)
                                                                                            ---------     ---------

TOTAL STOCKHOLDERS' EQUITY                                                                     72,015        77,979
                                                                                            ---------     ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                  $ 292,899     $ 262,546
                                                                                            =========     =========

See notes to consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                          2004         2003         2002
REVENUES:
        Net premiums earned                                             $ 66,462     $ 47,264     $ 30,098
        Net investment income                                              7,256        6,008        5,915
        Net realized investment gains (losses)                               475        1,930         (131)
        Practice management and related income                             4,395        4,906        5,800
        Other income                                                         820        1,155        1,013
                                                                        --------     --------     --------

                     Total revenues                                       79,408       61,263       42,695
                                                                        --------     --------     --------

EXPENSES:
        Losses and loss adjustment expenses                               70,310       50,473       26,829
        Underwriting expenses                                             12,635       10,003        8,168
        Practice management and related expenses                           5,016        5,222        5,811
        Interest expense on Trust Preferred Securities                       857          826           62
        Other expenses                                                     2,514        1,651        1,405
                                                                        --------     --------     --------

                     Total expenses                                       91,332       68,175       42,275
                                                                        --------     --------     --------

(LOSS) INCOME BEFORE INCOME TAXES                                        (11,924)      (6,912)         420
                                                                        --------     --------     --------

INCOME TAX BENEFIT                                                        (4,804)      (2,694)        (322)
                                                                        --------     --------     --------

NET (LOSS) INCOME                                                       $ (7,120)    $ (4,218)    $    742
                                                                        ========     ========     ========

OTHER COMPREHENSIVE INCOME (LOSS), NET OF TAX:
        Unrealized holding gains (losses) on securities                 $  1,233     $   (724)    $  2,478
        Reclassification adjustment for gains included in net income        (585)        (621)        (146)
                                                                        --------     --------     --------
OTHER COMPREHENSIVE INCOME (LOSS)                                            648       (1,345)       2,332
                                                                        --------     --------     --------

COMPREHENSIVE (LOSS) INCOME                                             $ (6,472)    $ (5,563)    $  3,074
                                                                        ========     ========     ========

Net (loss) income per common share:
Basic:
        Average shares outstanding                                         6,357        6,486        6,639
                                                                        --------     --------     --------
        (Loss) Earnings Per Share                                       $  (1.12)    $  (0.65)    $   0.11
                                                                        ========     ========     ========
Diluted:
        Average shares outstanding                                         6,357        6,486        6,639
        Dilutive effect of stock options                                      --           --          140
                                                                        --------     --------     --------
        Average shares outstanding -diluted                                6,357        6,486        6,779
                                                                        --------     --------     --------
        (Loss) Earnings Per Share                                       $  (1.12)    $  (0.65)    $   0.11
                                                                        ========     ========     ========

See notes to consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(IN THOUSANDS)
--------------------------------------------------------------------------------


                                                      Additional  Unallocated      Stock
                                           Common       Paid In       ESOP         Award
                                           Stock        Capital      Shares        Shares
                                          --------    ----------  ------------    --------
BALANCE, JANUARY 1, 2002                  $     37     $  9,552     $   (786)     $   (339)

Net income                                      --           --           --            --
Other comprehensive income                      --           --           --            --
Acquisition of treasury stock                   --           --           --            --
Shares released                                 --           78          104           137
                                          --------     --------     --------      --------

BALANCE, DECEMBER 31, 2002                      37        9,630         (682)         (202)

Net loss                                        --           --           --            --
Other comprehensive loss                        --           --           --            --
Public stock offering                           32       39,190       (2,072)       (1,657)
Conversion of mutual holding company            --           --           --            --
Acquisition of treasury stock                   --           --           --            --
Shares released                                  1          142          138           265
                                          --------     --------     --------      --------

BALANCE, DECEMBER 31, 2003                      70       48,962       (2,616)       (1,594)

Net loss                                        --           --           --            --
Other comprehensive income                      --           --           --            --
Acquisition of treasury stock                   --           --           --            --
Shares released                                 --          199          138           376
                                          --------     --------     --------      --------

BALANCE, DECEMBER 31, 2004                $     70     $ 49,161     $ (2,478)     $ (1,218)
                                          ========     ========     ========      ========

                                                       Accumulated
                                                          Other                      Total
                                          Treasury    Comprehensive   Retained    Stockholders'
                                            Stock        Income       Earnings       Equity
                                          --------    -------------   --------    -------------
BALANCE, JANUARY 1, 2002                  $   (260)     $    474      $ 35,776      $ 44,454

Net income                                      --            --           742           742
Other comprehensive income                      --         2,332            --         2,332
Acquisition of treasury stock                  (30)           --            --           (30)
Shares released                                 --            --            --           319
                                          --------      --------      --------      --------

BALANCE, DECEMBER 31, 2002                    (290)        2,806        36,518        47,817

Net loss                                        --            --        (4,218)       (4,218)
Other comprehensive loss                        --        (1,345)           --        (1,345)
Public stock offering                          290            --            --        35,783
Conversion of mutual holding company            --            --          (254)         (254)
Acquisition of treasury stock                 (350)           --            --          (350)
Shares released                                 --            --            --           546
                                          --------      --------      --------      --------

BALANCE, DECEMBER 31, 2003                    (350)        1,461        32,046        77,979

Net loss                                        --            --        (7,120)       (7,120)
Other comprehensive income                      --           648            --           648
Acquisition of treasury stock                 (205)           --            --          (205)
Shares released                                 --            --            --           713
                                          --------      --------      --------      --------

BALANCE, DECEMBER 31, 2004                $   (555)     $  2,109      $ 24,926      $ 72,015
                                          ========      ========      ========      ========

See notes to consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                           2004          2003          2002
CASH FLOWS FROM OPERATING ACTIVITIES:
        Net (loss) income                                                               $  (7,120)    $  (4,218)    $     742
        Adjustments to reconcile net (loss) income
              to net cash flows from operating activities:
                     Net realized investment (gains) losses                                  (475)       (1,930)          131
                     Amortization and depreciation                                          2,069         1,503           661
                     Provision for uncollectable receivables                                  108           486         1,362
                     Deferred income taxes                                                 (3,431)         (825)       (2,508)
                     Stock released for coverage of benefit plans                             683           546           319
                     Changes in assets and liabilities:
                           Reinsurance recoverable                                          3,254        (4,869)      (13,154)
                           Premiums and accounts receivable                                 1,699          (342)       (6,037)
                           Other assets                                                      (200)         (151)       (2,132)
                           Losses and loss adjustment expenses                             27,251        21,969        19,462
                           Retrospective premiums accrued under
                                reinsurance treaties                                       (1,458)        1,202        (1,801)
                           Unearned premiums                                                6,237        10,342         6,974
                           Advance premium                                                  2,410           139        (1,167)
                           Reinsurance premium payable                                       (772)       (3,507)        2,593
                           Other liabilities                                                2,938           257        (2,071)
                                                                                        ---------     ---------     ---------

                           Net cash flows provided by operating activities                 33,193        20,602         3,374
                                                                                        ---------     ---------     ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
        Purchases of investments                                                          (95,842)     (193,911)      (52,824)
        Sales, maturities and redemptions of investments                                   67,927       138,607        39,027
        Purchases of property and equipment                                                (1,134)         (597)         (895)
                                                                                        ---------     ---------     ---------

                           Net cash flows used in investing activities                    (29,049)      (55,901)      (14,692)
                                                                                        ---------     ---------     ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
        Net proceeds from public stock offering                                                --        35,783            --
        Proceeds from the issuance of trust preferred securities                               --            --        15,000
        Proceeds from exercise of stock options                                                30            --            --
        Purchase of Treasury Stock                                                           (205)         (350)          (30)
        Repayment of bank debt                                                               (289)         (706)         (667)
                                                                                        ---------     ---------     ---------

                           Net cash flows (used in) provided by financing activities         (464)       34,727        14,303
                                                                                        ---------     ---------     ---------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                     3,680          (572)        2,985
                                                                                        ---------     ---------     ---------

CASH AND CASH EQUIVALENTS,
        BEGINNING OF YEAR                                                                   9,978        10,550         7,565
                                                                                        ---------     ---------     ---------

CASH AND CASH EQUIVALENTS,
        END OF YEAR                                                                     $  13,658     $   9,978     $  10,550
                                                                                        =========     =========     =========

SUPPLEMENTARY INFORMATION:
        Cash paid for income taxes                                                      $     720     $   1,200     $   2,200
                                                                                        =========     =========     =========
        Interest paid                                                                   $     844     $     858     $      61
                                                                                        =========     =========     =========

See notes to consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002
----------------------------------------------------

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

      On December 4, 2002, the Company formed NCRIC Statutory Trust I for the purpose of issuing $15,000,000 in trust preferred securities in a pooled transaction to unrelated investors. (See Note 5.)

      On June 24, 2003, a plan of conversion and reorganization was approved by the members of NCRIC, A Mutual Holding Company and by the shareholders of NCRIC Group, Inc. In the conversion and related stock offering, NCRIC, A Mutual Holding Company offered for sale its 60% ownership interest in NCRIC Group, Inc. As a result of the conversion and stock offering, NCRIC, A Mutual Holding Company ceased to exist, and NCRIC Group, Inc. became a fully public company. (See Note 2.)

      Through its property-casualty insurance company subsidiary, NCRIC, Inc., the Company provides comprehensive professional liability and office premises liability insurance under nonassessable policies to physicians having their principal practice in the District of Columbia, Maryland, Virginia, West Virginia, or Delaware. Effective December 31, 2003, the Insurance Commissioner of the District of Columbia approved the statutory merger of NCRIC, Inc. and Commonwealth Medical Liability Insurance Company, CML. As a result, the assets, liabilities and policyholder obligations of CML were transferred, at book value, to NCRIC, Inc. and CML ceased to exist as a separate entity.

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

      Investment securities are exposed to various risks such as interest rate, market and credit risk. Fair values of securities fluctuate based on the magnitude of changing market conditions; significant changed market conditions could materially affect the portfolio value in the near term. When a security has a decline in fair value that is other-than-temporary, the Company reduces the carrying value of the security to its current fair value.

      The Company evaluates investments for other-than-temporary impairment whenever events or changes in circumstances, such as business environment, legal issues and other relevant data, indicate that the carrying amount of an investment may not be recoverable. Any resulting impairment loss is reported as a realized investment loss. During each of the years ended December 31, 2004 and December 31, 2003, the Company determined that an equity security experienced an other-than-temporary impairment. Accordingly, the Company recorded a pre-tax impairment loss of $15,000 and $135,000 during 2004 and 2003, respectively. In the third quarter of 2004, the Company recorded a pre-tax impairment of $24,000 on a fixed-income security. The security was subsequently sold in the fourth quarter.

      In the second quarter of 2002, the Company recorded a pre-tax impairment loss of $557,000 on fixed-income securities. These securities were subsequently sold during 2002.

      Goodwill - In July 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" (SFAS 142). SFAS 142 changes the accounting for goodwill from an amortization method to an impairment-only approach. Amortization of goodwill ceased upon adoption of SFAS 142 on January 1, 2002.

      NCRIC's goodwill asset resulted from the 1999 acquisition of three businesses, which now operate as divisions of the Practice Management Services Segment. NCRIC Group, Inc. completed its initial goodwill impairment testing under SFAS 142 as of March 31, 2002 and tests goodwill for impairment on a quarterly basis. The goodwill asset was not impaired as of the date of implementation of SFAS 142, nor was it impaired as of December 31, 2004. Goodwill is reported net of accumulated amortization of $909,000 as of December 31, 2004 and 2003.

      Deferred Policy Acquisition Costs - Commissions and premium taxes associated with acquiring insurance that vary with and are directly related to the production of new and renewal business are deferred and amortized over the terms of the policies to which they relate. Deferred policy acquisition costs totaled approximately $2.7 million and $2.4 million as of December 31, 2004 and 2003, respectively, and are reported as a component of other assets. Since NCRIC's insurance policies are generally written for a term of one year, the entire year-end balance is amortized in the following year. Amortization of acquisition costs is reported as a component of underwriting expense.

      Property and Equipment - Fixed assets are recorded at cost and reported as a component of other assets. Depreciation is recorded using the straight-line method over estimated useful lives ranging from three to five years for computer software and equipment and furniture and fixtures and ten years for leasehold improvements. The balances of fixed assets of $2.6 million and $2.1 million as of December 31, 2004 and 2003, respectively, are net of accumulated depreciation of $3.0 million and $2.5 million. Depreciation expense for the years ended December 31, 2004, 2003, and 2002 was $646,500, $559,800, and $457,700.

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

      Impairment of Long-Lived Assets - The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. During the years ended December 31, 2004 and 2003, the Company did not find it necessary to record a provision for impairment of assets.

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

      Revenue Recognition - Premium revenue is earned pro rata over the terms of the policies. The portion of premiums that will be earned in the future are deferred and reported as unearned premiums. Premiums received prior to the term of policy coverage are excluded from premium revenue and reported as advance premium.

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

      Stock-based Compensation - As of December 31, 2004 and 2003 the Company has a stock option plan, which is described more fully in Note 10. NCRIC Group, Inc. accounts for compensation cost using the intrinsic value based method prescribed by APB Opinion No. 25, Accounting for Stock Issued to Employees. Accordingly, no compensation expense was recognized since the stock options granted were at an exercise price equal to the fair market value of the common stock on the date the options were granted.

      The Company's pro forma net income per share information using the fair value method and the Black-Scholes valuation model follows (in thousands):

                                                                 2004          2003          2002
                                                              ---------     ---------     ---------
         Net (loss) income as reported                          ($7,120)      ($4,218)         $742
            Add: Compensation expense from stock award
                   plans, net of related tax effect                 280           198           102
            Less: Total stock-based employee compensation,
                   net of related tax effect                     (1,535)          (67)          (37)
                                                              ---------     ---------     ---------
         Pro forma net (loss) income                            ($8,375)      ($4,087)         $807
                                                              =========     =========     =========

         (Loss) earnings per share - Basic as reported           $(1.12)       $(0.65)        $0.11
                                     Basic pro forma             $(1.32)       $(0.63)        $0.12

                                     Diluted as reported         $(1.12)       $(0.65)        $0.11
                                     Diluted pro forma           $(1.32)       $(0.63)        $0.12

      New Accounting Pronouncements - In July 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board (FASB) reached a consensus with respect to guidance to be used in determining whether an investment within the scope of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, is other than temporarily impaired. The guidance was to be applied in other-than-temporary impairment evaluations made in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued, and the Company adopted, FSP EITF Issue 03-1-1, which deferred the effective date of the impairment measurement and recognition provisions contained in EITF 03-1 until final guidance is adopted. The disclosure requirements of EITF 03-1 were previously adopted by the Company as of December 31, 2003 for investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. For all other investments within the scope of EITF 03-1, the disclosures are effective and have been adopted by the Company as of December 31, 2004. As this accounting guidance develops, we will continue to review it to assess any potential impact to our fixed income portfolio and our asset management policy.

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R.) This statement replaces Statement No. 123, Accounting for Stock-Based Compensation and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The statement requires the adoption of a fair-value-based method of accounting for share-based transactions with employees. Adoption is required by the first interim or annual period after June 15, 2005. The Company is in the process of evaluating the requirements of SFAS 123R to comply with the new pronouncement by the third quarter of 2005.

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
                                                                   ======

3.    INVESTMENTS

      The following tables show the cost or amortized cost and fair value of investments (in thousands):

                                           Cost or        Gross          Gross
                                          Amortized    Unrealized      Unrealized     Fair Value
                                             Cost         Gains          Losses
         As of December 31, 2004

         U.S. Government and agencies     $  37,355     $     211      $    (253)     $  37,313
         Corporate                           48,184           603           (407)        48,380
         Tax-exempt obligations              42,571         1,124           (166)        43,529
         Asset and mortgage-backed
            securities                       50,322            89           (634)        49,777
                                          ---------     ---------      ---------      ---------
                                            178,432         2,027         (1,460)       178,999

         Equity securities                   20,679         2,660            (31)        23,308
                                          ---------     ---------      ---------      ---------

         Total                            $ 199,111     $   4,687      $  (1,491)     $ 202,307
                                          =========     =========      =========      =========

                                           Cost or        Gross          Gross
                                          Amortized    Unrealized      Unrealized     Fair Value
                                             Cost         Gains          Losses
         As of December 31, 2003

         U.S. Government and agencies     $  29,328     $      75      $    (118)     $  29,285
         Corporate                           41,773           247           (720)        41,300
         Tax-exempt obligations              35,329         1,907            (78)        37,158
         Asset and mortgage-backed
            securities                       55,446           186           (631)        55,001
                                          ---------     ---------      ---------      ---------
                                            161,876         2,415         (1,547)       162,744

         Equity securities                   10,269         1,373            (29)        11,613
                                          ---------     ---------      ---------      ---------

         Total                            $ 172,145     $   3,788      $  (1,576)     $ 174,357
                                          =========     =========      =========      =========

      The amortized cost and fair value of debt securities at December 31, 2004 and 2003 are shown by maturity (in thousands). Actual maturities will differ from contractual maturities because borrowers may have the right to prepay obligations with or without prepayment penalties.

                                                      December 31, 2004         December 31, 2003
                                                    ---------------------     ---------------------
                                                     Cost or       Fair        Cost or       Fair
                                                    Amortized      Value      Amortized      Value
                                                      Cost                      Cost
                                                    ---------    --------     ---------    --------
         Due in one year or less                    $  8,091     $  8,084     $  1,912     $  1,923
         Due after one year through five years        49,124       49,074       39,363       39,886
         Due after five years through ten years       44,107       44,516       45,918       46,483
         Due after ten years                          26,788       27,549       19,237       19,451
                                                    --------     --------     --------     --------
                                                     128,110      129,223      106,430      107,743
         Equity securities                            20,679       23,308       10,269       11,613
         Asset and mortgage-backed securities         50,322       49,776       55,446       55,001
                                                    --------     --------     --------     --------

         Total                                      $199,111     $202,307     $172,145     $174,357
                                                    ========     ========     ========     ========

      Proceeds from bond maturities and redemptions of available-for-sale investments during the years ended December 31, 2004, 2003, and 2002, were $67.9 million, $138.6 million, and $39.0 million, respectively. Gross gains of $917,000, $3,441,000, and $1,437,000, and gross losses of
      $442,000, $1,511,000, and $1,568,000, were realized on security sales, redemptions and impairments during years ended December 31, 2004, 2003, and 2002, respectively.

      Net investment income consists of the following (in thousands):

                                           For the Year Ended December 31,
                                             2004        2003        2002
                                           -------     -------     -------
         U. S Government and agencies      $ 1,072     $   654     $   255
         Corporate                           2,329       1,794       3,038
         Tax-exempt obligations              1,628       1,462       1,290
         Asset and mortgage-backed
            securities                       2,229       2,313       1,178
         Equity securities                     479         124         431
         Short-term investments                 30          91         103
                                           -------     -------     -------

         Total investment income earned      7,767       6,438       6,295
         Investment expenses                  (511)       (430)       (380)
                                           -------     -------     -------
         Net investment income             $ 7,256     $ 6,008     $ 5,915
                                           =======     =======     =======

      At December 31, 2004, our portfolio included total gross unrealized gains of $4.7 million, or 2.3% of the $202.3 million carrying value of the portfolio, and total unrealized losses of $1.5 million, or less than 1% of the carrying value of the portfolio. The total unrealized losses are comprised of six equity securities and 191 fixed maturity securities, including 12 Treasury Note issues, 179 corporate debt and municipal bonds (all of which are investment grade), with lengths of time to maturity ranging from one to 44 years. All of the fixed maturity securities are meeting and are expected to continue to meet all contractual obligations for interest payments.

      At December 31, 2004, the aggregate fair value of the securities with unrealized losses was $112.8 million, or 99% of the amortized cost of those securities of $114.3 million. The largest single security with an unrealized loss at December 31, 2004 relates to a FNMA pool which matures in 2018 and carries a coupon rate of 5.0%. The unrealized pre-tax loss relating to this security is approximately $115,000 based on the fair value of $4.5 million at December 31, 2004. Unrealized losses related to other securities are not individually significant, nor is there any concentration of unrealized losses with respect to the type of security or industry.

      The following table displays characteristics of the securities with an unrealized loss in value as of December 31, 2004. No concentrations of industries exist in these securities.

                                 Total securities                          Equity securities
                      --------------------------------------    --------------------------------------
      Length of
      time in
      unrealized
      loss            Amortized        Fair       Unrealized    Amortized        Fair       Unrealized
      position           Cost          Value         Loss          Cost          Value         Loss
      -----------     ---------      --------     ----------    ---------      --------     ----------
                                                       (in thousands)
      Less than 1
      year             $ 54,279      $ 53,708      $    571      $    244      $    235      $      9

      Over 1 year        59,998        59,078           920           402           380            22
                       --------      --------      --------      --------      --------      --------

      Total            $114,277      $112,786      $  1,491      $    646      $    615      $     31
                       ========      ========      ========      ========      ========      ========

      The following table displays the maturity distribution of those fixed maturity securities with an unrealized loss in value as of December 31, 2004:

                                                           Fixed maturity securities
                                                    --------------------------------------
                                                    Amortized        Fair       Unrealized
                                                       Cost          Value         Loss
                                                    ---------      --------     ----------
                                                                (in thousands)
         During one year or less                     $  7,990      $  7,982      $      8
         Due after one year through five years         40,023        39,592           431
         Due after five years through ten years        21,382        20,998           384
         Due after ten through twenty years            12,338        12,043           295
         Due after twenty years                        31,898        31,556           342
                                                     --------      --------      --------
                                                     $113,631      $112,171      $  1,460
                                                     ========      ========      ========

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

      Activity in the liabilities for losses and loss adjustment expenses is summarized as follows (in thousands):

                                                         Year Ended December 31,
                                                  -------------------------------------
                                                     2004          2003          2002
                                                  ---------     ---------     ---------
         BALANCE, Beginning of the year           $ 125,991     $ 104,022     $  84,560

               Less reinsurance recoverable on
               unpaid claims                        (44,673)      (42,412)      (29,624)
                                                  ---------     ---------     ---------

         NET BALANCE                                 81,318        61,610        54,936

               Incurred related to:
                   Current year                      53,158        44,588        24,063
                   Prior years                       17,152         5,885         2,766
                                                  ---------     ---------     ---------
                       Total incurred                70,310        50,473        26,829
                                                  ---------     ---------     ---------

               Paid related to:
                   Current year                       3,457         4,383         1,491
                   Prior years                       34,520        26,382        18,664
                                                  ---------     ---------     ---------
                       Total paid                    37,977        30,765        20,155
                                                  ---------     ---------     ---------

               NET BALANCE                          113,651        81,318        61,610

               Plus reinsurance recoverable on
               unpaid claims                         39,591        44,673        42,412
                                                  ---------     ---------     ---------

               BALANCE, End of the year           $ 153,242     $ 125,991     $ 104,022
                                                  =========     =========     =========

      Incurred losses related to prior years represents development of net losses incurred in prior years. This development results from the re-estimation and settlement of individual losses not covered by reinsurance, which generally are losses under $500,000 for losses reported prior to 2003 and under $1 million for losses reported in 2003 and 2004. The 2004 change in incurred losses related to prior years stems primarily from the reestimation of losses incurred initially in 2003 but also from the losses reported initially in 2002 and 2001. The 2003 change stems from adverse development on losses, primarily those reported initially in 2002 and 2001 in Virginia, as well as from a change in estimate of the amount of reinsurance recoverable. The 2002 change is primarily reflective of adverse loss development for the 2001 and 2000 loss years, partially offset by favorable development in the 1999 and 1996 loss years. The change in development over the three-year period ended December 31, 2004, reflects a continuing increase in severity caused by the growing size of plaintiff verdicts and settlements.

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

      The average interest rate was 5.54%, 5.31% and 5.42% and interest of $857,000, $826,000 and $62,000 was incurred for the years ended December 31, 2004, 2003 and 2002, respectively. Issuance costs of $451,000 were incurred related to the TPS and included in other assets. Issuance costs are being amortized over 30 years as a component of other expense.

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

      The Company is liable in the event the reinsurers are unable to meet their obligations under these contracts. NCRIC, Inc. holds letters of credit executed by reinsurers in the amount of $6.2 million and $1.3 million at December 31, 2004 and 2003, respectively. Such letters of credit are issued as security against ceded losses recoverable in the future.

      The effect of reinsurance on premiums written and earned for the years ended are as follows (in thousands):

                                                            December 31
                             -------------------------------------------------------------------------
                                     2004                      2003                      2002
                             ---------------------     ---------------------     ---------------------
                              Written      Earned       Written      Earned       Written      Earned
         Direct              $ 87,229     $ 80,992     $ 71,365     $ 61,023     $ 51,799     $ 44,113
         Ceded
             Current year     (14,694)     (14,531)     (11,162)     (12,833)     (18,409)     (14,429)
             Prior year             1            1         (926)        (926)         406          406
                             --------     --------     --------     --------     --------     --------
         Total ceded          (14,693)     (14,530)     (12,088)     (13,759)     (18,003)     (14,023)
                             --------     --------     --------     --------     --------     --------
         Net premiums
         before renewal
         credits             $ 72,536     $ 66,462     $ 59,277     $ 47,264     $ 33,796     $ 30,090
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

      The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities consist of the following (in thousands):

                                                   As of December 31,
                                                  ---------------------
                                                    2004         2003
                                                  --------     --------
         Deferred tax assets:
             Unearned premiums                    $  2,921     $  2,367
             Discounted loss reserves                4,721        3,805
             Net operating loss carryforwards        2,054          127
             Alternative minimum tax credits           639           --
             Allowance for doubtful accounts            70          640
             Other                                     433          210
                                                  --------     --------
                                                    10,838        7,149
         Valuation allowance                          (127)        (127)
                                                  --------     --------
                                                    10,711        7,022

         Deferred tax liabilities
             Unrealized gain on investments         (1,087)        (753)
             Deferred policy acquisition costs        (924)        (802)
             Depreciation and amortization            (296)         (64)
             Other                                      --          (96)
                                                  --------     --------
                                                    (2,307)      (1,715)
                                                  --------     --------

         Net deferred tax assets                  $  8,404     $  5,307
                                                  ========     ========

      The income tax benefit consists of the following (in thousands):

                                       For the Year Ended December 31,
                                       -------------------------------
                                         2004        2003        2002
                                       -------     -------     -------
         Federal:
             Current                   $(1,375)    $(1,919)    $ 2,214
             Deferred                   (3,407)       (831)     (2,501)
                                       -------     -------     -------
                                        (4,782)     (2,750)       (287)
         State:
             Current                         2          50         (28)
             Deferred                      (24)          6          (7)
                                       -------     -------     -------
                                           (22)         56         (35)
                                       -------     -------     -------
                Total benefit          $(4,804)    $(2,694)    $  (322)
                                       =======     =======     =======

      Federal income tax benefit differs from that calculated using the established corporate rate primarily due to nontaxable investment income, as follows (in thousands):

                                                      For the Year Ended December 31,
                                   --------------------------------------------------------------------
                                           2004                   2003                      2002
                                   -------------------     -------------------      -------------------
                                                 % of                    % of                     % of
                                                Pretax                  Pretax                   Pretax
                                    Amount      Income      Amount      Income       Amount      Income
         Federal income tax
             at statutory rates    $(4,054)         34%    $(2,350)         34%     $   142          34%
         Tax-exempt income            (454)          4        (425)          6         (374)        (89)
         Dividends received            (97)          1         (25)         --          (87)        (21)
         Other                        (199)          1         106          (1)          (3)         (1)
                                   -------     -------     -------     -------      -------     -------
         Income tax benefit at
             effective rates       $(4,804)         40%    $(2,694)         39%     $  (322)        (77)%
                                   =======     =======     =======     =======      =======     =======

      At December 31, 2004, the Company had regular federal net operating loss carryforwards of approximately $6.0 million which will begin to expire in 2018. Since a portion of these losses are subject to certain limitations under the Internal Revenue Code, a valuation allowance of $127,000 was established to offset the deferred tax asset associated with these net operating loss carryforwards.

8.    EARNINGS PER SHARE

      The following table sets forth the computation of basic and diluted earnings per share (in thousands, except per share data):

                                                For the Year Ended December 31,
                                                -------------------------------
                                                 2004        2003        2002
                                                -------     -------     -------

         Net (loss) income                      $(7,120)    $(4,218)    $   742
                                                =======     =======     =======

         Weighted average common shares
             outstanding - basic                  6,357       6,486       6,639
         Dilutive effect of stock options            --          --         140
                                                -------     -------     -------

         Weighted average common shares
             outstanding - diluted                6,357       6,486       6,779
                                                -------     -------     -------

         Net (loss) income per common share:

         Basic                                  $ (1.12)    $ (0.65)    $  0.11
                                                =======     =======     =======

         Diluted                                $ (1.12)    $ (0.65)    $  0.11
                                                =======     =======     =======

      Earnings per share is calculated by dividing the net income by the weighted average shares outstanding for the period. Incremental shares are not included in 2004 and 2003 because they would be anti-dilutive. The share amounts for periods prior to the conversion and stock offering have been revised to reflect the share exchange ratio applied in the conversion.

9.    COMMITMENTS

      NCRIC entered into an operating lease for office space located in Washington, D.C., effective on April 15, 1998. The lease terms are for ten years with a monthly base rent of $35,000 and a 2.0% annual escalator. During 2003, the Company entered in to an operating lease for additional office space in Washington, D.C. The lease term is for 54 months with a monthly base rent of $14,000 and a 2.5% annual escalator. The Company also maintains office space in Wilmington, Delaware, Lynchburg and Richmond, Virginia as well as in Greensboro, North Carolina.

      As of December 31, 2004, the future minimum annual commitments under noncancellable leases are as follows:

         2005                                                $  917,000
         2006                                                   896,000
         2007                                                   883,000
         2008                                                   269,000

                                                             ----------
                                                             $2,965,000
                                                             ==========

      Rent expense during the years ended December 31, 2004, 2003, and 2002 was $950,000, $721,000, and $634,000, respectively.

      NCRIC has established seven letters of credit to secure specified amounts of appellate bonds for cases, which are in the Commonwealth of Virginia or District of Columbia appellate process. As of December 31, 2004, and 2003 these letters of credit totaled $11.2 million and $4.8 million, respectively.

      The Company and its subsidiaries have entered into four employment agreements with certain key employees. These agreements include covenants not to compete and provide for aggregate annual compensation of $966,400 through December 31, 2005.

      NCRIC MSO, Inc. (NCRIC MSO), the practice management services segment of NCRIC Group, Inc. provides medical practice management services primarily to private practicing physicians. In June 2001, NCRIC MSO borrowed $1,971,000 from SunTrust Bank to finance payments made in accordance with the purchase of HealthCare Consulting, Inc., HCI Ventures, LLC, and Employee Benefits Services, Inc. In September, 2002, the Company pledged securities to collateralize this loan lowering the interest rate from a floating rate of LIBOR plus two and three-quarter percent to plus one and one-half percent. The term of the loan is 3 years. The balance of the loan was paid in May of 2004. The interest rate at the time of the payoff was 2.68%, and 2.67% as of December 31, 2003. Principal and interest payments were paid on a monthly basis until payoff.

10.   BENEFIT PLANS

      Defined Contribution Plans - NCRIC sponsors a defined contribution 401(k) profit-sharing plan. Employees who are 21 years or older and have completed 30 days of service are eligible for participation in the plan. Employees may elect to contribute up to 15% of total compensation, and all employee contributions are 100% vested. Effective January 1, 2002, the NCRIC and MSO plans were merged into NCRIC Group, Inc.'s plan. The Company is not required to make matching contributions to the plan, but may make discretionary contributions. Total contributions to the plan by the Company for the years ended December 31, 2004, 2003, and 2002, were $411,500, $374,000, and $328,000, respectively.

      Stock Option Plan - NCRIC Group, Inc. has a stock option plan for directors and officers of the Company and its subsidiaries. The options have terms of ten years and an exercise price equal to the fair market value of the common stock at the date of grant. For the stock options granted in 2003, on July 7, 2004, the Board of Directors accelerated the vesting of the stock options to that date. The options were originally scheduled to vest during the period from August, 2004 to August, 2008. On the accelerated vesting date, the $10.00 per share market value of NCRIC stock was less than the strike price of the options, which ranges from $10.86 to $11.00 per share.

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

      The acceleration of vesting eliminates future compensation expense the Company would otherwise recognize in its future income statements with respect to these options after FASB Statement No. 123R, Share-Based Payment, becomes effective in 2005. The pro forma note disclosure in Note 1 includes the maximum amount of expense which would have been reported in future years.

      A summary of the status of the stock option plans as of December 31, 2004 and changes during each of the three years then ended are presented below. As a part of the stock offering completed during 2003, the number and exercise price of existing stock options granted to officers and directors of the Company and its subsidiaries were converted at the exchange ratio of 1.8665.

                                           Weighted                     Weighted
                                           Average                      Average
                                           Exercise                     Exercise
                              Shares        Price      Exercisable       Price
                             --------      --------    -----------      --------

         December 31, 2001     74,000      $   7.00       49,333        $   7.00
           Vested                  --      $     --       24,667        $   7.00
                             --------      --------     --------        --------
         December 31, 2002     74,000      $   7.00       74,000        $   7.00

           Stock Conversion    64,123      $   3.75       64,123        $   3.75
           Granted            392,615      $  10.90           --              --
           Exercised          (10,359)     $   3.75      (10,359)       $   3.75
           Forfeited           (3,453)     $   3.75       (3,453)       $   3.75

                             --------      --------     --------        --------
         December 31, 2003    516,926      $   9.18      124,311        $   3.75

           Vested                  --            --      365,681        $  10.90
           Exercised          (16,574)     $   3.75      (16,574)       $   3.75
           Forfeited          (72,514)     $  10.90      (45,580)       $  11.00
                             --------      --------     --------        --------

         December 31, 2004    427,838      $   9.10      427,838        $   9.10
                             ========      ========     ========        ========

      The following table summarizes information for options outstanding and exercisable at December 31, 2004:

                       Options Outstanding and Exercisable
                       -----------------------------------

                                            Weighted
                               Number        Average      Weighted
                            Outstanding     Remaining     Average
         Range of Prices        and        Contractual    Exercise
            per Share       Exercisable        Life        Price
         $3.75 -  $8.49       107,737          4.60       $  3.75
         $8.50 - $11.00       320,101          8.83       $ 10.90

      For pro forma disclosure purposes, the fair value of stock options was estimated at the date of grant using a Black-Scholes option pricing model using the following assumptions for grants made during 2003 and 1999, respectively: risk free rate of return of 4.41% and 3.50%; no dividends granted during the life of the option; volatility factors of the expected market price of the Company's common stock ranging from .386 to .829 and .489 to .843; and an expected life of the option of 9.15 and 10 years. The weighted average fair value of the options granted during 2003 as of the grant date was $6.20. There were no options granted in 2004.

      Employee Stock Ownership Plan - NCRIC Group, Inc. has an Employee Stock Ownership Plan (ESOP) for employees who have attained age 21 and completed one year of service. As part of the 1999 stock offering, the ESOP borrowed $1.0 million from NCRIC Group, Inc. to purchase 148,000 shares (276,247 shares on a converted basis), which are held in a trust account for allocation among participants as the loan is repaid. For shares allocated to the accounts of the ESOP participants as the result of payments made to reduce the ESOP loan, the compensation charge is based upon the average fair value of the shares over the service period. Scheduled loan repayments on December 31, 2004, 2003, and 2002 have been made. During the years ended December 31, 2004, 2003, and 2002 contributions were made to the plan of $188,700, $207,200 and $162,800 respectively.

      Stock Award Plans - The Company has established two Stock Award Plans under which certain employees and directors may be awarded restricted common stock vesting over a three to five year period. The trusts established under each of the plans have borrowed funds from the Company to support the purchase of NCRIC Group, Inc. common stock. All of the scheduled loan repayments have been made. In September 2000, the Board of Directors granted 74,000 shares to certain directors and officers under the original Plan. During August 2003, the Board granted 159,120 shares under the 2003 Stock Award Plan. The Company amortizes compensation expense equal to the fair value of the stock on the date of award evenly over the vesting period. During the years ended December 31, 2004, 2003 and 2002, compensation expense related to the Stock Award Plans was $424,900, $299,400 and $153,800, respectively.

      Executive Deferred Compensation Plan - In 2003, NCRIC established a deferred compensation plan which is a non-qualified, unfunded plan under which the directors and officers of NCRIC Group may defer a portion of their compensation. The Company will provide a match for deferrals of 5% of compensation for officers. Deferred amounts are credited with interest at the rate of 6% per year. The matching expense under this plan totaled $57,000 and $49,000 for the years ended December 31, 2004 and 2003, respectively.

11.   STATUTORY ACCOUNTING AND DIVIDEND RESTRICTIONS

      The effects on these GAAP financial statements of the differences between the statutory basis of accounting prescribed or permitted by the District of Columbia Department of Insurance and Securities Regulation (DISR) and GAAP are summarized below (in thousands):

                                                        December 31,
                                              ---------------------------------
                                                2004        2003         2002
                                              --------    --------     --------
         POLICYHOLDERS' SURPLUS -
               STATUTORY BASIS                $ 62,994    $ 70,372     $ 44,269
               Fair valuation of investments       536         904        2,806
               Deferred taxes                   (1,932)     (1,771)       3,012
               Group stock issuance              8,346       7,838        7,642
               Capital contribution                 --          --      (13,500)
               Non-admitted assets and other     2,071         636        3,588
                                              --------    --------     --------

         STOCKHOLDERS' EQUITY - GAAP BASIS    $ 72,015    $ 77,979     $ 47,817
                                              ========    ========     ========

         NET LOSS - STATUTORY BASIS           $ (8,984)   $ (4,900)    $ (1,510)
               Deferred taxes                    2,850         810        2,508
               GAAP consolidation and other       (986)       (128)        (256)
                                              --------    --------     --------

         NET  (LOSS) INCOME - GAAP BASIS      $ (7,120)   $ (4,218)    $    742
                                              ========    ========     ========

      As of December 31, 2004, 2003, and 2002, statutory capital and surplus for NCRIC was sufficient to satisfy regulatory requirements. Each insurance company is restricted under the applicable Insurance Code as to the amount of dividends it may pay without regulatory consent.

12.   REPORTABLE SEGMENT INFORMATION

      NCRIC Group has one reportable segment: Insurance. The insurance segment provides medical professional liability and other insurance. The reportable segment is a strategic business unit that offers products and services and is therefore managed separately. NCRIC Group evaluates performance based on profit or loss before income taxes. In previous years, NCRIC Group reported a second segment, Practice Management Services. As noted in the Form 10-K for the year ended December 31, 2003, effective beginning in 2004, NCRIC Group no longer reports this business as a separate segment. The Insurance segment revenue has grown significantly over the past several years while the practice management revenue has not experienced the same growth. As a result, the practice management revenue constitutes less than 10% of consolidated revenues and, therefore, no longer meets the GAAP criteria for segment reporting. The data below has been reclassified to reflect this change in reportable segments. Selected financial data is presented below for each business segment for the year ended December 31 (in thousands):

                                                     2004         2003         2002
                                                  ---------    ---------    ---------
         Insurance

         Revenues from external customers         $  67,229    $  48,343    $  31,023
         Net investment income                        6,844        5,749        5,877
         Net realized investment gains (losses)         477        1,901         (131)
         Loss and loss adjustment expenses           70,310       50,473       26,829
         Depreciation and amortization                1,890        1,378          524
         Segment (loss) profit before taxes          (9,738)      (4,844)       1,323
         Segment assets                             274,353      245,137      190,522
         Segment liabilities                        202,712      168,465      138,297
         Expenditures for segment assets              1,056          410          637

      The following are reconciliations of reportable segment revenues, net investment income, assets, liabilities, and profit to the Company's consolidated totals (in thousands):

                                                                               2004          2003          2002
                                                                            ---------     ---------     ---------
         Revenues:
         Total revenues from external customers for reportable segment      $  67,229     $  48,343     $  31,023
           Other revenues                                                       4,448         4,982         5,888
                                                                            ---------     ---------     ---------
           Consolidated total                                               $  71,677     $  53,325     $  36,911
                                                                            =========     =========     =========

                                                                               2004          2003          2002
                                                                            ---------     ---------     ---------
         Net investment income:
           Total investment income for reportable segment                   $   6,844     $   5,749     $   5,877
           Other investment income                                                412           259            38
                                                                            ---------     ---------     ---------
          Consolidated total                                                $   7,256     $   6,008     $   5,915
                                                                            =========     =========     =========

         Net realized investment gains (losses):
           Total realized investment gains (losses) for reportable segment  $     477     $   1,901     $    (131)
           Other realized investment gains (losses)                                (2)           29            --
                                                                            ---------     ---------     ---------
           Consolidated total                                               $     475     $   1,930     $    (131)
                                                                            =========     =========     =========

           Loss and loss adjustment expenses:
           Total loss and loss adjustment expenses for reportable segment   $  70,310     $  50,473     $  26,829
           Other loss and loss adjustment expenses                                 --            --            --
                                                                            ---------     ---------     ---------
         Consolidated total                                                 $  70,310     $  50,473     $  26,829
                                                                            =========     =========     =========

         (Loss) profit before taxes:
           Total (loss) profit for reportable segment                       $  (9,738)    $  (4,844)    $   1,323
           Other losses, net                                                   (2,186)       (2,068)         (903)
                                                                            ---------     ---------     ---------
           Consolidated total                                               $ (11,924)    $  (6,912)    $     420
                                                                            =========     =========     =========

         Assets:
           Total assets for reportable segment                              $ 274,353     $ 245,137     $ 190,522
           Other unallocated amounts                                           18,546        17,409        12,165
                                                                            ---------     ---------     ---------
           Consolidated total                                               $ 292,899     $ 262,546     $ 202,687
                                                                            =========     =========     =========

         Liabilities:
           Total liabilities for reportable segment                         $ 202,712     $ 168,465     $ 138,297
           Other liabilities                                                   18,172        16,102        16,573
                                                                            ---------     ---------     ---------
           Consolidated total                                               $ 220,884     $ 184,567     $ 154,870
                                                                            =========     =========     =========

13.   TRANSACTIONS WITH AFFILIATES

      NCRIC MSO rented an office building for one of its divisions from a partnership whose partners are HealthCare Consulting senior executives. The lease terminated October 31, 2002. For this property, NCRIC MSO paid approximately $57,000 in rent for the year ended December 31, 2002.

      During 2004, 2003, and 2002, members of the Company's Board of Directors paid NCRIC MSO approximately $199,000, $176,000 and $163,000, respectively, for practice management related services.

14.   LITIGATION

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

      The verdict was entered as a judgment on February 20, 2004. On March 5, 2004, NCRIC filed post-trial motions for judgment as a matter of law and, in the alternative, for a new trial. As a result of these post-trial motions, the judgment is not final, and jurisdiction with respect to the verdict remains with the trial judge. In connection with the filing of post-trial motions, NCRIC secured a $19.5 million appellate bond and associated letter of credit. No amounts have been drawn upon the letter of credit as of March 17, 2005. After the post-trial motions have been ruled upon by the judge, any judgment will be entered as final, but subject to appeal. No liability has been accrued in these financial statements for any possible loss arising from this litigation because the judgment is not yet final and remains with the trial judge and, NCRIC believes that it has meritorious defenses and that it is not probable that the preliminary judgment will prevail, nor is any potential final outcome reasonably estimable at this time. Legal expenses incurred for this litigation for the years ended December 31, 2004, 2003, and 2002 were $734,000, $399,000, and $365,000. Expenses associated with securing the $19.5 million appellate bond and associated letter of credit were $261,000 in 2004.

15.   SUBSEQUENT EVENT

      On February 28, 2005, the Company announced its Board had approved an agreement to merge NCRIC Group, Inc. into ProAssurance Corporation in a stock-for-stock transaction that values the Company at $10.10 per share, based on the closing price of ProAssurance common stock on Friday, February 25, 2005. Under the terms of the agreement each holder of common stock of the Company will have the right to receive 0.25 of a share of ProAssurance common stock for each share of NCRIC Group. This exchange ratio is subject to adjustment in the event that the market price of the ProAssurance stock prior to the closing of the transaction either exceeds $44.00 or is less than $36.00 such that the exchange ratio would then be adjusted such that the value per NCRIC Group share would neither exceed $11.00 nor be less than $9.00, respectively. The transaction is subject to required regulatory approvals and a vote of NCRIC Group stockholders and is expected to close early in the third quarter of 2005.

16.   QUARTERLY RESULTS OF OPERATIONS (UNAUDITED)

      The following is a summary of unaudited quarterly results of operations for 2004, 2003 and 2002. For the earnings per share calculations, the share amounts for periods prior to the conversion and stock offering have been revised to reflect the share exchange ratio applied in the conversion:

         Year Ended December 31, 2004
                                                                      FIRST        SECOND         THIRD        FOURTH
                                                                    --------      --------      --------      --------
         Premiums earned and other
            revenues                                                $ 17,611      $ 16,860      $ 18,131      $ 19,075
         Net investment income                                         1,670         1,908         1,800         1,878
         Realized investment gains (loss)                                333            83           (72)          131
         Net income (loss)                                               522          (437)        1,097        (8,302)

         Basic earnings (losses) per share of
            common stock                                            $   0.08      $  (0.07)     $   0.17      $  (1.30)
         Diluted earnings (losses) per share
            of common stock                                         $   0.08      $  (0.07)     $   0.17      $  (1.30)

         Year Ended December 31, 2003
                                                                      FIRST        SECOND         THIRD        FOURTH
                                                                    --------      --------      --------      --------
         Premiums earned and other
            revenues                                                $ 13,177      $ 12,599      $ 13,954      $ 13,595
         Net investment income                                         1,322         1,389         1,657         1,640
         Realized investment gains                                       199         1,155           498            78
         Net income (loss)                                               514           542           370        (5,644)

         Basic earnings (losses) per share of
            common stock                                            $   0.08      $   0.08      $   0.06      $  (0.89)
         Diluted earnings (losses) per share
            of common stock                                         $   0.08      $   0.08      $   0.06      $  (0.89)

         Year Ended December 31, 2002
                                                                      FIRST        SECOND         THIRD        FOURTH
                                                                    --------      --------      --------      --------
         Premiums earned and other revenues                         $  8,339      $  8,702      $  9,478      $ 10,392
         Net investment income                                         1,550         1,524         1,444         1,397
         Realized investment (losses) gains                              (36)         (574)            6           473
         Net income (loss)                                               534           198          (791)          801

         Basic earnings (losses) per share of
            common stock                                            $   0.08      $   0.03      $  (0.12)     $   0.12
         Diluted earnings (losses) per share
            of common stock                                         $   0.08      $   0.03      $  (0.12)     $   0.12

NCRIC GROUP, INC. AND SUBSIDIARIES                                    SCHEDULE I
SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
DECEMBER 31, 2004 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                 AMOUNT AT
                                                                              WHICH SHOWN IN
TYPE OF INVESTMENT                                     COST (1)      VALUE     BALANCE SHEET
                                                       --------     --------   -------------
Fixed Maturities:
United States Government and government
   agencies and authorities                            $ 37,355     $ 37,313     $ 37,313
States, municipalities, and political subdivisions       42,571       43,529       43,529
All other corporate bonds                                48,184       48,380       48,380
Asset and mortgage-backed securities                     50,322       49,777       49,777
Redeemable preferred stocks                                  --           --           --
                                                       --------     --------     --------
     Total fixed maturities                             178,432      178,999      178,999

Equity securities:
Industrial, miscellaneous, and all other                 20,679       23,308       23,308
                                                       --------     --------     --------
     Total equity securities                             20,679       23,308       23,308

     Total investments                                 $199,111     $202,307     $202,307
                                                       ========     ========     ========

(1) Original cost of equity securities, and, as to fixed maturities, original costs reduced by repayments and adjusted for amortization of premiums or accrual of discounts.

NCRIC GROUP, INC. AND SUBSIDIARIES (PARENT ONLY)                     SCHEDULE II
CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED BALANCE SHEET
AS OF DECEMBER 31, 2004 AND 2003 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                  2004        2003
                                                                 -------     -------
ASSETS

INVESTMENTS:
           Investments in subsidiaries*                          $77,524     $82,920
           Bonds                                                   6,636       7,403
                                                                 -------     -------
                Total investments                                 84,160      90,323

OTHER ASSETS:
      Cash and cash equivalents                                      701         296
      Receivables                                                     76          76
      Property and equipment, net                                     --         895
      Due from subsidiaries*                                       1,799       1,397
      Other assets                                                 1,348         741
                                                                 -------     -------

TOTAL ASSETS                                                     $88,084     $93,728
                                                                 =======     =======

LIABILITIES AND STOCKHOLDERS' EQUITY

      Junior Subordinated Deferrable Interest Debentures         $15,464     $15,464
      Other liabilities                                              605         285
                                                                 -------     -------

TOTAL LIABILITIES                                                 16,069      15,749
                                                                 -------     -------

STOCKHOLDERS' EQUITY:
      Common stock                                                    70          70
      Other stockholders' equity, including unrealized gains
           or losses on securities of subsidiaries                71,945      77,909
                                                                 -------     -------

TOTAL STOCKHOLDERS' EQUITY                                        72,015      77,979
                                                                 -------     -------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $88,084     $93,728
                                                                 =======     =======

*     Eliminated in consolidation.

See notes to condensed financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES (PARENT ONLY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                       2004         2003         2002
                                                     -------      -------      -------
REVENUES:
      Net investment income                          $   437      $   272      $    16
      Dividends from subsidiaries*                        --        1,000        1,750
      Other income                                        (2)          15            7
                                                     -------      -------      -------

                Total revenues                           435        1,287        1,773
                                                     -------      -------      -------

EXPENSES:
      Interest expense                                    --          826           62
      Other operating expenses                         1,549          663          608
                                                     -------      -------      -------

                Total expenses                         1,549        1,489          670
                                                     -------      -------      -------

(LOSS) INCOME BEFORE EQUITY IN UNDISTRIBUTED
      EARNINGS OF SUBSIDIARIES                        (1,114)        (202)       1,103

Equity in undistributed earnings of subsidiaries      (6,006)      (4,016)        (361)
                                                     -------      -------      -------

NET (LOSS) INCOME                                    $(7,120)     $(4,218)     $   742
                                                     =======      =======      =======

*     Eliminated in consolidation.

See notes to condensed financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES (PARENT ONLY)
SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT
CONDENSED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002 (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                      2004         2003         2002
                                                                                    --------     --------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net (loss) income                                                             $ (7,120)    $ (4,218)    $    742
      Adjustments to reconcile net (loss) income
           to net cash flows from operating activities:
      Equity in undistributed earnings of subsidiaries                                 6,006        4,016          361
      Net realized investment losses (gains)                                               2           (8)          --
      Amortization and depreciation                                                       44          199          106
      Stock released for coverage of benefit plans                                       683          546          319
      Other changes in assets and liabilities:                                           186       (1,276)         639
                                                                                    --------     --------     --------

                Net cash flows (used in) provided by operating activities               (199)        (741)       2,167
                                                                                    --------     --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
      Purchases of investments                                                          (246)      (9,059)      (3,392)
      Sales, maturities and redemptions of securities                                  1,025        4,982           --
      Conversion of holding company                                                       --         (254)          --
      Investment in subsidiaries                                                          --      (30,075)     (13,960)
      Purchases of property and equipment                                                 --          (89)        (175)
                                                                                    --------     --------     --------

                Net cash flows provided by (used in) investing activities                779      (34,495)     (17,527)
                                                                                    --------     --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
      Proceeds from exercise of stock options                                             30           --           --
      Net proceeds from Junior Subordinated Deferrable Interest Debentures                --           --       15,464
      Net proceeds from public stock offering                                             --       35,783           --
      Payments to acquire treasury stock                                                (205)        (350)         (30)
                                                                                    --------     --------     --------

                       Net cash flows (used in) provided by financing activities        (175)      35,433       15,434

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  405          197           74
                                                                                    --------     --------     --------

CASH AND CASH EQUIVALENTS,
      BEGINNING OF YEAR                                                                  296           99           25
                                                                                    --------     --------     --------

CASH AND CASH EQUIVALENTS,
      END OF YEAR                                                                   $    701     $    296     $     99
                                                                                    ========     ========     ========

SUPPLEMENTARY INFORMATION:
      Interest paid                                                                 $     --     $    830     $     --
                                                                                    ========     ========     ========

See notes to condensed financial statements.

NOTES TO CONDENSED FINANCIAL STATEMENTS
NCRIC GROUP, INC. AND SUBSIDIARIES (PARENT ONLY)
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003 AND 2002

The accompanying condensed financial statements should be read in conjunction with the consolidated financial statements and notes of NCRIC Group, Inc. and Subsidiaries.

I. REORGANIZATION

On June 24, 2003, a plan of conversion and reorganization was approved by the members of NCRIC, A Mutual Holding Company and by the shareholders of NCRIC Group, Inc. In the conversion and related stock offering, the NCRIC, A Mutual Holding Company offered for sale its 60% ownership interest in NCRIC Group, Inc. As a result of the conversion and stock offering, NCRIC, A Mutual Holding Company ceased to exist, and NCRIC Group, Inc. became a fully publicly-owned company. See Note 2 of the Notes to the Financial Statements.

On December 31, 1998, National Capital Reciprocal Insurance Company consummated its plan of reorganization from a reciprocal insurer to a stock insurance company and became a wholly owned subsidiary of NCRIC Group, Inc. (Group) and converted into NCRIC, Inc. Group was organized in December 1998, as part of the plan to reorganize the corporate structure.

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

See Note 5 of the Notes to the Consolidated Financial Statements.

V. COMPREHENSIVE INCOME

See Comprehensive Income in the Consolidated Financial Statements.

VI. INCOME TAXES

Group and its eligible subsidiaries file a consolidated U.S. Federal Income tax return. Income tax liabilities or benefits are recorded by each subsidiary based upon separate return calculations.

For further information on income taxes, see Income Taxes in Note 7 of the Notes to the Consolidated Financial Statements.

VII. ACCOUNTING CHANGES

For information concerning new accounting standards adopted in 2004, 2003 and 2002, see Note 1 of the Notes to the Consolidated Financial Statements.

VIII. SUBSEQUENT EVENT

For information on the subsequent event, see Note 15 of the Notes to the Consolidated Financial Statements.

NCRIC GROUP, INC. AND SUBSIDIARIES                                  SCHEDULE III
SUPPLEMENTARY INSURANCE INFORMATION
DECEMBER 31, 2004, 2003, AND 2002 (IN THOUSANDS)
--------------------------------------------------------------------------------


               DEFERRED       FUTURE POLICY                 OTHER POLICY
                POLICY      BENEFITS, LOSSES,                CLAIMS AND
              ACQUISITION      CLAIMS, AND       UNEARNED     BENEFITS      PREMIUM
SEGMENT          COSTS        LOSS EXPENSES      PREMIUMS     PAYABLE       REVENUE
-------          -----        -------------      --------     -------       -------
Insurance:
2004           $  2,717          $153,242        $ 40,790                  $ 66,462

2003           $  2,358          $125,991        $ 34,553     $    --      $ 47,264

2002           $  1,480          $104,022        $ 24,211     $    --      $ 30,098

                                       AMORTIZATION
                            BENEFITS,   OF DEFERRED
                  NET      LOSSES AND      POLICY      OTHER
              INVESTMENT      LOSS      ACQUISITION   OPERATING    PREMIUMS
SEGMENT         INCOME      EXPENSES       COSTS      EXPENSES      WRITTEN
-------         ------      --------       -----      --------      -------
Insurance:
2004           $  7,256     $ 70,310     $  5,840     $  6,662     $ 87,229

2003           $  6,008     $ 50,473     $  4,360     $  6,003     $ 71,365

2002           $  5,915     $ 26,829     $  2,890     $  5,728     $ 51,799

NCRIC GROUP, INC. AND SUBSIDIARIES                                   SCHEDULE IV
REINSURANCE
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(IN THOUSANDS)
--------------------------------------------------------------------------------

                                        CEDED          ASSUMED                     PERCENTAGE
PROPERTY AND            GROSS         TO OTHER       FROM OTHER        NET         OF ASSUMED
LIABILITY INSURANCE     AMOUNT        COMPANIES       COMPANIES       AMOUNT         TO NET
-------------------    --------       --------        --------       --------       --------
2004                   $ 80,992       $(14,530)                      $ 66,462           0%

2003                   $ 61,023       $(13,759)       $     --       $ 47,264           0%

2002                   $ 44,113       $(14,023)       $     --       $ 30,090           0%

NCRIC GROUP, INC. AND SUBSIDIARIES                                    SCHEDULE V
VALUATION AND QUALIFYING ACCOUNTS
DECEMBER 31, 2004 AND 2003 (IN THOUSANDS)
--------------------------------------------------------------------------------

                           BALANCE AT   CHARGED TO                   BALANCE
                            BEGINNING    COSTS AND                    AT END
     DESCRIPTION             OF YEAR     EXPENSES    DEDUCTIONS      OF YEAR
     -----------             -------     --------    ----------      -------
2004
Allowance for Doubtful
   Accounts                  $1,882       $  108       $ (136)       $1,854

2003
Allowance for Doubtful
   Accounts                  $1,924       $  486       $ (528)       $1,882

NCRIC GROUP, INC. AND SUBSIDIARIES                                   SCHEDULE VI
SUPPLEMENTAL INFORMATION CONCERNING PROPERTY-CASUALTY INSURANCE COMPANIES
FOR THE YEARS ENDED DECEMBER 31, 2004, 2003, AND 2002
(IN THOUSANDS)
--------------------------------------------------------------------------------

         DEFERRED       RESERVE FOR
          POLICY       UNPAID CLAIMS                   NET        NET
       ACQUISITION       AND CLAIM        UNEARNED   PREMIUMS  INVESTMENT
          COSTS     ADJUSTMENT EXPENSES   PREMIUMS    EARNED     INCOME
          -----     -------------------   --------    ------     ------
2004     $  2,717         $153,242        $ 40,790   $ 66,462   $  7,256

2003     $  2,358         $125,991        $ 34,553   $ 47,264   $  6,008

2002     $  1,480         $104,022        $ 24,211   $ 30,098   $  5,915

                                 AMORTIZATION
            LOSS AND LOSS         OF DEFERRED   PAID LOSS
         ADJUSTMENT EXPENSES        POLICY       AND LOSS
            RELATED TO:(1)       ACQUISITION    ADJUSTMENT    PREMIUMS
       CURRENT YEAR  PRIOR YEAR     COSTS       EXPENSES(1)    WRITTEN
       ------------  ----------     -----       -----------    -------
2004     $ 53,158     $ 17,152     $  5,840      $ 37,977     $ 87,229

2003     $ 44,588     $  5,885     $  4,360      $ 30,765     $ 71,365

2002     $ 24,063     $  2,766     $  2,890      $ 20,155     $ 51,799

(1)   Loss and loss adjustment expenses shown net of reinsurance

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

      None

Item 9A. Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) or 15d-14(e) under the Exchange Act) as of December 31, 2004, the Evaluation Date. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that NCRIC Group, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms.

      No change in the Company's internal control over financial reporting occurred during the fourth quarter of 2004 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

      None

                                    PART III

Item 10. Directors and Executive Officers of the Registrant

      Information included in NCRIC Group, Inc.'s Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 11. Executive Compensation

      Information included in NCRIC Group, Inc.'s Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

      Information included in NCRIC Group, Inc.'s Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

      None.

Item 14. Principal Accountant Fees and Services

      Information included in NCRIC Group, Inc.'s Proxy Statement for its 2005 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K:

(a)(1) Financial Statements. The following consolidated financial statements of NCRIC Group, Inc. and subsidiaries are included herein in accordance with Item 8 of Part II of this report.

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2004 and 2003

Consolidated Statements of Operations for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Stockholders' Equity for the Years Ended December 31, 2004, 2003 and 2002

Consolidated Statements of Cash Flows for the Years Ended December 31, 2004, 2003 and 2002

Notes to Consolidated Financial Statements for the Years Ended December 31, 2004, 2003 and 2002

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

      III.  Supplementary Insurance Information

      IV.   Reinsurance

      V.    Valuation and Qualifying Accounts

      VI. Supplemental Information Concerning Property-Casualty Insurance Companies

(b) Reports on Form 8-K.
    --------------------

      On November 12, 2004 the Registrant filed a Current Report on Form 8-K, pursuant to Item 12, to report the issuance of a press release announcing earnings for the quarter ended September 30, 2004. The press release was included as an exhibit to the Current Report.

      On December 17, 2004 the Registrant filed a Current Report on Form 8-K, pursuant to Item 7.01, to provide clarification on the Registrant's targeted ratio of net premiums to statutory surplus.

(c) Exhibits.
    ---------

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

      10.7  Consulting Agreement between NCRIC Group, Inc. and Stephen S. Fargis
            (6)

      10.8  Employment Agreement with William E. Burgess (2)

      10.9  Lease (3)

      10.10 Amendment to Lease (3)

      10.11 Administrative Services Agreement (7)

      10.12 Tax Sharing Agreement (7)

      10.13 Agreement and Plan of Merger between NCRIC Group, Inc. and ProAssurance Corporation (8)

      21    Subsidiaries

      23.2  Consent of Independent Registered Public Accounting Firm

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

      (6) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-25505), originally filed with the Commission on January 6, 2005.

      (7) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-25505), originally filed with the Commission on March 26, 2004.

      (8) Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K (File No. 0-25505), originally filed with the Commission on March 4, 2005, which incorporates the Agreement and Plan of Merger dated as of February 28, 2005 by reference to Exhibit
            2.1 of the Current Report on Form 8-K of ProAssurance Corporation (File No. 001-16533), originally filed with the Commission on March 3, 2005.

(d) Not applicable.

SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NCRIC Group, Inc.


Date: March 21, 2005                    By: /s/ R. Ray Pate, Jr.
                                            ------------------------------------
                                            R. Ray Pate, Jr.
                                            Vice Chairman, President and Chief
                                            Executive Officer
                                            (Duly Authorized Representative)

      Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons in the capacities and on the dates indicated.

        Signatures                         Title                       Date
        ----------                         -----                       ----


/s/ Nelson P. Trujillo        Chairman of the Board of           March 21, 2005
---------------------------   Directors
Nelson P. Trujillo, M.D.


/s/ R. Ray Pate, Jr.          Vice Chairman of the Board of      March 21, 2005
---------------------------   Directors, President and Chief
R. Ray Pate, Jr.              Executive Officer (Principal
                              Executive Officer)


/s/ Rebecca B. Crunk          Senior Vice President and Chief    March 21, 2005
---------------------------   Financial Officer (Principal
Rebecca B. Crunk              Financial and Accounting
                              Officer)


/s/ Vincent C. Burke          Director                           March 21, 2005
---------------------------
Vincent C. Burke, III


/s/ Pamela W. Coleman         Director                           March 21, 2005
---------------------------
Pamela W. Coleman, M.D.


/s/ Leonard M. Glassman       Director                           March 21, 2005
---------------------------
Leonard M. Glassman, M.D.


/s/ Luther W. Gray, Jr.       Director                           March 21, 2005
---------------------------
Luther W. Gray, Jr., M.D.


/s/ Prudence P. Kline         Director                           March 21, 2005
---------------------------
Prudence P. Kline, M.D.

/s/ Stuart A. McFarland       Director                           March 21, 2005
---------------------------
Stuart A. McFarland


/s/ J. Paul McNamara          Director                           March 21, 2005
---------------------------
J. Paul McNamara


/s/ Leonard M. Parver         Director                           March 21, 2005
---------------------------
Leonard M. Parver, M.D.


/s/ Frank K. Ross             Director                           March 21, 2005
---------------------------
Frank K. Ross


/s/ David M. Seitzman         Director                           March 21, 2005
---------------------------
David M. Seitzman, M.D.