Form 10-K/A
period 2004-12-31
NCRIC GROUP INC
filed 2005-04-19
CIK 1075343

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

                               Amendment No. 1 to
              Annual Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                   For the fiscal year ended December 31, 2004
                         Commission File Number: 0-25505


                                NCRIC Group, Inc.


                     Delaware                                   52-2134774
                     --------                                   ----------
         (State or Other Jurisdiction of                    (I.R.S. Employer
         Incorporation or Organization)                   Identification Number)


                 1115 30th Street, N.W., Washington, D.C. 20007
                 ----------------------------------------------
                    (Address of Principal Executive Offices)

                                  202- 969-1866
                                  -------------
                         (Registrant's Telephone Number)

Securities Registered Pursuant to Section 12(b) of the Act: None

Securities Registered Pursuant to Section 12(g) of the Act: Common Stock, par
                                                            value $.01 per share

         Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such requirements for the past 90 days. Yes [X]

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendments to this Form 10-K. [ ]

         Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).
Yes [ ] No [X]

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

                                EXPLANATORY NOTE

         The earnings per share for the years ended December 31, 2000 and 2001, included in the five year Selected Consolidated Financial And Other Data set forth in Item 6, Selected Financial Data, of the Form 10-K filed on March 21, 2005, was incorrect (it was historical data that did not reflect the exchange ratio applied in the conversion and stock offering completed on June 25, 2003). This Amendment Number One to the Registrant's Annual Report on Form 10-K is filed to include the correct information.

         In addition, this Form 10-K/A corrects a typographical omission of the words "financial statements and" in the consent that was included as exhibit
23.2 to the Form 10-K filed on March 21, 2005.

Item 6.       Selected Financial Data

                 SELECTED CONSOLIDATED FINANCIAL AND OTHER DATA

         The following tables set forth selected consolidated historical financial and other data of NCRIC Group for the years and at the dates indicated and are derived in part from and should be read together with the audited consolidated financial statements and notes thereto of NCRIC Group, as well as with "Management's Discussion and Analysis of Financial Condition and Results of Operations" which were included elsewhere in the Form 10-K as filed on March 21, 2005.


                                                               At or for the Year Ended December 31,
                                            -----------------------------------------------------------------------
                                               2004            2003            2002            2001          2000
                                            ---------       ---------       ---------       ---------     ---------
                                                        (Dollars in thousands, except per share data)
Statement Of Operations Data:
Gross premiums written ..................   $  87,229       $  71,365       $  51,799       $  34,459     $  22,727
                                            =========       =========       =========       =========     =========

Net premiums written ....................   $  72,536       $  59,277       $  33,804       $  23,624     $  15,610
                                            =========       =========       =========       =========     =========

Net premiums earned .....................   $  66,462       $  47,264       $  30,098       $  20,603     $  14,611
Net investment income ...................       7,256           6,008           5,915           6,136         6,407
Net realized investment gains (losses) ..         475           1,930            (131)           (278)           (5)
Practice management and related income ..       4,395           4,906           5,800           6,156         5,317
Other income ............................         820           1,155           1,013             602           470
                                            ---------       ---------       ---------       ---------     ---------
   Total revenues .......................      79,408          61,263          42,695          33,219        26,800

Losses and loss adjustment expenses .....      70,310          50,473          26,829          18,858        11,946
Underwriting expenses ...................      12,635          10,003           8,168           4,877         3,591
Practice management and related expenses        5,016           5,222           5,811           6,063         4,970
Interest expense on Trust Preferred
  Securities.............................         857             826              62               0             0
Other expenses ..........................       2,514           1,651           1,405           1,245         1,237
                                            ---------       ---------       ---------       ---------     ---------
   Total expenses .......................      91,332          68,175          42,275          31,043        21,744
                                            ---------       ---------       ---------       ---------     ---------
(Loss) income before income taxes .......     (11,924)         (6,912)            420           2,176         5,056
Income tax (benefit) provision ..........      (4,804)         (2,694)           (322)            597         1,561
                                            ---------       ---------       ---------       ---------     ---------
Net (loss) income .......................   $  (7,120)      $  (4,218)      $     742       $   1,579     $   3,495
                                            =========       =========       =========       =========     =========
Net (loss) earnings per share
 Basic ..................................   $   (1.12)      $   (0.65)      $    0.11       $    0.24     $    0.53
 Diluted ................................   $   (1.12)      $   (0.65)      $    0.11       $    0.23     $    0.53

Balance Sheet Data:
Invested assets .........................   $ 202,307       $ 174,357       $ 120,120       $ 103,125     $  98,045
Total assets ............................     292,899         262,546         202,687         161,002       145,864
Reserves for losses and loss adjustment
  expenses...............................     153,242         125,991         104,022          84,560        81,134
Total liabilities .......................     220,884(1)      184,567(1)      154,870(1)      116,548       104,415
Total stockholders' equity ..............      72,015          77,979          47,817          44,454        41,449

Selected GAAP Underwriting Ratios(2):
Losses and loss adjustment expenses ratio       105.8%          106.8%           89.1%           91.5%         81.7%
Underwriting expense ratio ..............        19.0%           21.2%           27.2%           23.7%         24.6%
Combined ratio ..........................       124.8%          128.0%          116.3%          115.2%        106.3%

Selected Statutory Data:
Losses and loss adjustment expenses ratio       105.8%          106.8%           89.2%           90.0%         75.3%
Underwriting expense ratio ..............        20.7%           22.6%           22.6%           21.8%         19.7%
Combined ratio ..........................       126.5%          129.4%          111.8%          111.8%         95.0%
Operating ratio(3) ......................       115.6%          113.3%           92.4%           84.3%         63.6%
Ratio of net premiums written to
  policyholders' surplus ................        1.15            0.84            0.83            0.77          0.60
Policyholders' surplus ..................   $  62,994       $  70,372       $  44,269       $  32,759     $  29,764

--------------------------------------------------------------------------------
(1)  Includes $15.0 million of Trust Preferred Securities.
(2) In calculating GAAP underwriting ratios, renewal credits are considered a reduction of premium income. In addition, earned premium is used to calculate the GAAP loss and underwriting expense ratios. For statutory purposes, renewal credits are not considered a reduction in premium income, and written premiums are used to calculate the statutory underwriting expense ratio. Due to these differences in treatment, GAAP combined ratios can differ significantly from statutory combined ratios. See Note 11 to the consolidated financial statements for a discussion of the differences between statutory and GAAP reporting.
(3) The operating ratio is the statutory combined ratio offset by the benefit of investment income expressed as a percentage of premiums earned.

                                     PART IV

Item 15.      Exhibits, Financial Statement Schedules and Reports on Form 8-K:

(c)      Exhibits.

         The following exhibits are filed as part of this report or are incorporated by reference to other filings.

         3.1      Certificate of Incorporation of NCRIC Group, Inc. (1)
         3.2      Bylaws of NCRIC Group, Inc.(2)
         10.1     Stock Option Plan (3)
         10.2     Stock Award Plan (3)
         10.3     NCRIC Group, Inc. 2003 Stock Option Plan (4)
         10.4     NCRIC Group, Inc. 2003 Stock Award Plan (4)
         10.5     Employment  Agreement  between NCRIC Group,  Inc., NCRIC Inc., and R. Ray Pate, Jr. (5)
         10.6     Employment Agreement between NCRIC Group, Inc, NCRIC, Inc. and
                  Rebecca B. Crunk (5)
         10.7     Consulting  Agreement between NCRIC Group, Inc. and Stephen S.
                  Fargis (6)
         10.8     Employment Agreement with William E. Burgess (2)
         10.9     Lease (3)
         10.10    Amendment to Lease (3)
         10.11    Administrative Services Agreement (7)
         10.12    Tax Sharing Agreement (7)
         10.13    Agreement  and Plan of Merger  between  NCRIC Group,  Inc. and
                  ProAssurance Corporation (8)
         21       Subsidiaries (9)
         23.2     Consent of Independent Registered Public Accounting Firm
         31.1     Certification  of Chief Executive  Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002
         31.2     Certification  of Chief Financial  Officer pursuant to Section
                  302 of the Sarbanes-Oxley Act of 2002
         32       Certification  of Chief Executive  Officer and Chief Financial
                  Officer pursuant to Section 906 of the  Sarbanes-Oxley  Act of
                  2002

--------------------
         (1) Incorporated by reference to the Pre-Effective Amendment No. 1 to the Registration Statement on Form S-1 filed with the Commission on May 12, 2003.
         (2)      Incorporated  by  reference to the  Registration  Statement on
                  Form S-1 filed with the Commission on March 25, 2003.
         (3)      Incorporated  by  reference to the  Registrant's  Registration
                  Statement on Form SB-2 (File No. 333- 69537) filed with the Commission on December 23, 1998 and subsequently amended on April 15, 1999, March 12, 1999 and May 7, 1999.
         (4) Incorporated by reference to the Registrant's Proxy Statement for the 2003 Annual Meeting of Shareholders filed with the Commission on May 19, 2003.
         (5) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-25505), originally filed with the Commission on March 27, 2002.
         (6) Incorporated by reference to the Registrant's Current Report on Form 8-K (File No. 0-25505), originally filed with the Commission on January 6, 2005.
         (7) Incorporated by reference to the Registrant's Annual Report on Form 10-K (File No. 0-25505), originally filed with the Commission on March 26, 2004.
         (8) Incorporated by reference to Exhibit 2.1 of the Registrant's Current Report on Form 8-K (File No. 0-25505), originally filed with the Commission on March 4, 2005, which incorporates the Agreement and Plan of Merger dated as of February 28, 2005 by reference to Exhibit 2.1 of the Current Report on Form 8-K of ProAssurance Corporation (File No. 001-16533), originally filed with the Commission on March 3, 2005.
         (9) Previously filed with Registrant's Form 10-K for the fiscal year ended December 31, 2004 on March 21, 2005.

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NCRIC Group, Inc.


Date: April 19, 2005            By: /s/ R. Ray Pate, Jr.
                                    --------------------------------------------
                                    R. Ray Pate, Jr.
                                    Vice Chairman, President and Chief Executive
                                    Officer
                                    (Duly Authorized Representative)

                                    /s/ Rebecca B. Crunk
                                    --------------------------------------------
                                    Rebecca B. Crunk
                                    Senior Vice President and Chief Financial
                                    Officer
                                    (Principal Financial and Accounting Officer)