Form 10-Q
period 2005-03-31
NCRIC GROUP INC
filed 2005-05-09
CIK 1075343

U. S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                    FORM 10-Q

                Quarterly Report Under Section 13 or 15(d) of the
                        Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2005
                         Commission File Number: 0-25505

[LOGO](SM)

                                NCRIC Group, Inc.

Delaware                                                              52-2134774
------------------------------                               -------------------
(State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization)                               Identification No.)

                1115 30th Street, NW, Washington, D.C.      20007
               ---------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                                  202-969-1866
                                  ------------
                (Issuer's telephone number, including area code)

      Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding twelve months (or for such shorter period that the Registrant was required to file reports) and (2) has been subject to such filing requirements for the past 90 days. |X|

      Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Securities Exchange Act of 1934).

      Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date: As of May 6, 2005, there were 6,909,782 shares of NCRIC Group, Inc. common stock outstanding.

PART I  FINANCIAL INFORMATION
Item 1.  Financial Statements

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(IN THOUSANDS, EXCEPT FOR SHARE DATA)
--------------------------------------------------------------------------------

                                                                                          March 31, 2005   December 31, 2004
ASSETS                                                                                      (unaudited)
INVESTMENTS:
       Securities available for sale, at fair value:
              Bonds and U.S. Treasury Notes (Amortized cost $190,920 and $178,432)           $ 188,388         $ 178,999
              Equity securities (Cost $24,091 and $20,679)                                      26,372            23,308
                                                                                             ---------         ---------
                    Total securities available for sale                                        214,760           202,307

OTHER ASSETS:
       Cash and cash equivalents                                                                 7,326            13,658
       Reinsurance recoverable                                                                  45,122            44,846
       Goodwill, net                                                                             7,296             7,296
       Premiums and accounts receivable, net                                                     5,672             7,526
       Deferred income taxes, net                                                                9,276             8,404
       Other assets                                                                             12,513             8,862
                                                                                             ---------         ---------

TOTAL ASSETS                                                                                 $ 301,965         $ 292,899
                                                                                             =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES:
       Losses and loss adjustment expenses:
              Losses                                                                         $ 110,072         $ 107,746
              Loss adjustment expenses                                                          45,875            45,496
                                                                                             ---------         ---------
                    Total losses and loss adjustment expenses                                  155,947           153,242
       Other liabilities:
              Retrospective premiums accrued under
                    reinsurance treaties                                                           261               351
              Unearned premiums                                                                 53,663            40,790
              Advance premiums                                                                     366             5,520
              Reinsurance premiums payable                                                         430               766
              Trust Preferred Securities                                                        15,000            15,000
              Other liabilities                                                                  5,696             5,215
                                                                                             ---------         ---------
TOTAL LIABILITIES                                                                              231,363           220,884
                                                                                             ---------         ---------

STOCKHOLDERS' EQUITY:
       Common stock $0.01 par value - 12,000,000 shares authorized; 6,909,782 and 6,892,517 shares issued and outstanding, respectively (net
              of 56,134 treasury shares)                                                            70                70
       Preferred stock $0.01 par value - 1,000,000 shares authorized, 0 shares issued               --                --
       Additional paid in capital                                                               49,286            49,161
       Unallocated common stock held by the ESOP                                                (2,444)           (2,478)
       Common stock held by the stock award plan                                                (1,151)           (1,218)
       Accumulated other comprehensive income                                                     (166)            2,109
       Retained earnings                                                                        25,562            24,926
       Treasury stock, at cost                                                                    (555)             (555)
                                                                                             ---------         ---------

TOTAL STOCKHOLDERS' EQUITY                                                                      70,602            72,015
                                                                                             ---------         ---------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                                                   $ 301,965         $ 292,899
                                                                                             =========         =========

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
UNAUDITED (IN THOUSANDS, EXCEPT PER SHARE DATA)
--------------------------------------------------------------------------------

                                                                Three Months
                                                              Ended March 31,
                                                             2005         2004
REVENUES:
       Net premiums earned                                 $ 17,843     $ 16,150
       Net investment income                                  1,915        1,670
       Net realized investment gains                            302          333
       Practice management and related income                 1,176        1,224
       Other income                                             178          237
                                                           --------     --------

                    Total revenues                           21,414       19,614
                                                           --------     --------

EXPENSES:
       Losses and loss adjustment expenses                   14,446       13,075
       Underwriting expenses                                  3,201        3,533
       Practice management and related expenses               1,345        1,234
       Interest expense on Trust Preferred Securities           254          202
       Other expenses                                         1,134          952
                                                           --------     --------

                    Total expenses                           20,380       18,996
                                                           --------     --------

INCOME BEFORE INCOME TAXES                                    1,034          618
                                                           --------     --------

INCOME TAX PROVISION                                            398           96
                                                           --------     --------

NET INCOME                                                 $    636     $    522
                                                           ========     ========

OTHER COMPREHENSIVE (LOSS) INCOME                            (2,275)       1,636
                                                           --------     --------

COMPREHENSIVE (LOSS) INCOME                                $ (1,639)    $  2,158
                                                           ========     ========

Net income per common share:

Basic:
       Average shares outstanding                             6,401        6,337
                                                           --------     --------
       Earnings Per Share                                  $   0.10     $   0.08
                                                           ========     ========
Diluted:
       Average shares outstanding - basic                     6,401        6,337
       Dilutive effect of stock options                         215          277
                                                           --------     --------
       Average shares outstanding - diluted                   6,616        6,614
                                                           --------     --------
       Earnings Per Share                                  $   0.10     $   0.08
                                                           ========     ========

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
UNAUDITED (IN THOUSANDS)
--------------------------------------------------------------------------------

                                                                                   Three Months
                                                                                 Ended March 31,
                                                                               2005         2004
CASH FLOWS FROM OPERATING ACTIVITIES:
       Net income                                                            $    636     $    522
       Adjustments to reconcile net income
              to net cash flows from operating activities:
                    Net realized investment gains                                (302)        (333)
                    Amortization and depreciation                                 564          498
                    Provision for uncollectible receivables                        (2)          87
                    Deferred income taxes                                         300         (367)
                    Stock released for coverage of benefit plans                  226          165
                    Changes in assets and liabilities:
                          Reinsurance recoverable                                (276)      (4,652)
                          Premiums and accounts receivable                      1,856        3,069
                          Other assets                                         (3,680)         237
                          Losses and loss adjustment expenses                   2,705        4,243
                          Retrospective premiums accrued under
                               reinsurance treaties                               (90)          67
                          Unearned premiums                                    12,873       14,407
                          Advance premiums                                     (5,154)      (2,862)
                          Reinsurance premiums payable                           (336)      (1,062)
                          Other liabilities                                       481        1,520
                                                                             --------     --------

                          Net cash flows provided by operating activities       9,801       15,539
                                                                             --------     --------

CASH FLOWS FROM INVESTING ACTIVITIES:
       Purchases of investments                                               (27,796)     (46,039)
       Sales, maturities and redemptions of investments                        11,813       29,545
       Purchases of property and equipment                                       (150)        (241)
                                                                             --------     --------

                          Net cash flows used in investing activities         (16,133)     (16,735)
                                                                             --------     --------

CASH FLOWS FROM FINANCING ACTIVITIES:
       Repayment of long-term debt                                                 --         (180)
                                                                             --------     --------

                          Net cash flows used in financing activities              --         (180)
                                                                             --------     --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                        (6,332)      (1,376)
                                                                             --------     --------

CASH AND CASH EQUIVALENTS,
       BEGINNING OF PERIOD                                                     13,658        9,978
                                                                             --------     --------

CASH AND CASH EQUIVALENTS,
       END OF PERIOD                                                         $  7,326     $  8,602
                                                                             ========     ========

SUPPLEMENTARY INFORMATION:
       Cash paid for income taxes                                            $     --     $     --
                                                                             ========     ========
       Interest paid                                                         $    249     $    204
                                                                             ========     ========

See notes to condensed consolidated financial statements.

NCRIC GROUP, INC. AND SUBSIDIARIES
Notes to Condensed Consolidated Financial Statements for the three-month period ended March 31, 2005 - unaudited

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

      Operating results for the three-month period ended March 31, 2005 are not necessarily indicative of the results that may be expected for the year ending December 31, 2005. These condensed consolidated financial statements and notes should be read in conjunction with the financial statements and notes included in the audited consolidated financial statements of NCRIC Group, Inc. (NCRIC Group) for the year ended December 31, 2004, which were filed with the Securities and Exchange Commission on Form 10-K.

2.    Reportable Segment Information

      NCRIC Group has one reportable segment: Insurance. The insurance segment provides medical professional liability and other insurance. The reportable segment is a strategic business unit that offers products and services and is therefore managed separately. NCRIC Group evaluates performance based on profit or loss before income taxes. Selected financial data is presented for the business segment at or for the three-month period ended March 31, 2005 and 2004 (in thousands):

                                                  At or For the Three Months
                                                       Ended March 31,
                                                  --------------------------
                                                      2005          2004
                                                    --------      --------

      Insurance Segment

      Revenues from external customers              $ 18,021      $ 16,369
      Net investment income                            1,843         1,571
      Net realized investment gains                      302           332
      Losses and loss adjustment expenses             14,446        13,075
      Depreciation and amortization                      525           447
      Segment profit before taxes                      2,168         1,317
      Segment assets                                 285,219       263,824
      Segment liabilities                            214,226       184,614
      Expenditures for segment assets                     76           149

      The following are reconciliations of reportable revenues, net investment income, net realized investment gains, losses and loss adjustment expenses, profit before taxes, assets and liabilities to NCRIC Group's consolidated totals (in thousands):

                                                           At or For the Three Months
                                                                 Ended March 31,
                                                           --------------------------
                                                              2005             2004
                                                           ---------        ---------
      Revenues from external customers:
       Total revenues for reportable segment               $  18,021        $  16,369
       Other revenues                                          1,176            1,242
                                                           ---------        ---------
       Consolidated total                                  $  19,197        $  17,611
                                                           =========        =========

                                                           At or For the Three Months
                                                                 Ended March 31,
                                                           --------------------------
                                                              2005             2004
                                                           ---------        ---------
      Net investment income:
       Total investment income for
           reportable segment                              $   1,843        $   1,571
       Other investment income                                    72               99
                                                           ---------        ---------
       Consolidated total                                  $   1,915        $   1,670
                                                           =========        =========

      Net realized investment gains:
       Total realized investment gains for
           reportable segment                              $     302        $     332
       Other realized investment gains                            --                1
                                                           ---------        ---------
       Consolidated total                                  $     302        $     333
                                                           =========        =========

      Losses and loss adjustment expenses:
       Total losses and loss adjustment expenses for
           reportable segment                              $  14,446        $  13,075
       Other losses and loss adjustment expenses                  --               --
                                                           ---------        ---------
       Consolidated total                                  $  14,446        $  13,075
                                                           =========        =========

      Profit before taxes:
       Total profit for reportable segment                 $   2,168        $   1,317
       Other losses                                           (1,134)            (699)
                                                           ---------        ---------
       Consolidated total                                  $   1,034        $     618
                                                           =========        =========

      Assets:
       Total assets for reportable segment                 $ 285,219        $ 263,824
       Other assets                                           16,746           17,178
                                                           ---------        ---------
       Consolidated total                                  $ 301,965        $ 281,002
                                                           =========        =========

      Liabilities:
       Total liabilities for reportable segment            $ 214,226        $ 184,614
       Other liabilities                                      17,137           16,086
                                                           ---------        ---------
       Consolidated total                                  $ 231,363        $ 200,700
                                                           =========        =========

3.    Earnings per Share

      Earnings per share is calculated by dividing the net income by the weighted average shares outstanding. The following table sets forth the computation of basic and diluted earnings per share (in thousands except per share data):

                                                      For the Three Months
                                                         Ended March 31,
                                                      --------------------
                                                       2005          2004
                                                      ------        ------

      Net income                                      $  636        $  522
                                                      ======        ======

      Weighted average common
           shares outstanding - basic                  6,401         6,337
      Dilutive effect of stock options
           and awards                                    215           277
                                                      ------        ------
      Weighted average common
           shares outstanding - diluted                6,616         6,614
                                                      ======        ======

      Net income per common share:
      Basic                                           $ 0.10        $ 0.08
                                                      ======        ======
      Diluted                                         $ 0.10        $ 0.08
                                                      ======        ======

4.    Merger

            On February 28, 2005, the Company announced that the Board of Directors had approved an agreement to merge NCRIC Group, Inc. into ProAssurance Corporation in a stock-for-stock transaction. Under the terms of the agreement each holder of common stock of NCRIC Group will have the right to receive 0.25 of a share of ProAssurance common stock for each share of NCRIC Group, subject to adjustment. In the event that the market price of the ProAssurance stock prior to the closing of the transaction either exceeds $44.00 or is less than $36.00, the exchange ratio would be adjusted such that the value per NCRIC Group share would neither exceed $11.00 nor be less than $9.00, respectively. The transaction is subject to required regulatory approvals and a vote of NCRIC Group stockholders and is expected to close early in the third quarter of 2005.

5.    Litigation

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

            The verdict was entered as a judgment on February 20, 2004. On March 5, 2004, NCRIC filed post-trial motions for judgment as a matter of law and, in the alternative, for a new trial. As a result of these post-trial motions, the judgment is not final, and jurisdiction with respect to the verdict remains with the trial judge. No decision has yet been rendered on the post-trial motions. In connection with the filing of post-trial motions, NCRIC secured a $19.5 million appellate bond and associated letter of credit. The amount of the bond represents the verdict plus a projection of post-trial interest. No amounts have been drawn upon the letter of credit as of May 6, 2005. After the post-trial motions have been ruled upon by the judge, any judgment will be entered as final, but subject to appeal. No liability has been accrued in these financial statements for any possible loss arising from this litigation because the judgment remains with the trial judge, and NCRIC believes that it has meritorious defenses and that it is not probable that the preliminary judgment will prevail, nor is any potential final outcome reasonably estimable at this time.

            Expenses incurred for the trial portion of the litigation, reported as a component of underwriting expenses, in the first quarter of 2005 and 2004 were $50,000 and $503,000, respectively. Expenses incurred for post-trial costs, reported as a component of other expenses, in the first quarter of 2005 and 2004 were $68,000 and $370,000, respectively. NCRIC Group, Inc. has indemnified NCRIC, Inc., through an indemnification agreement, for post-trial costs expected to be incurred and for any potential final judgment up to $5.5 million, on an after-tax basis.

6.    Other Comprehensive Income

      Other comprehensive loss for the three-month period ended March 31, 2005 includes unrealized loss for available for sale investments, net of tax, of $2,275,000. Other comprehensive income for the three-month period ended March 31, 2004 includes unrealized gain for available for sale investments, net of tax, of $1,636,000.

7.    New Accounting Guidance

            In July 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus with respect to guidance to be used in determining whether an investment within the scope of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, is other-than-temporarily impaired. The guidance was to be applied in other than temporary impairment evaluations made in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued, and the Company adopted, FSP EITF Issue 03-1-1, which deferred the effective date of the impairment measurement and recognition provisions contained in EITF 03-1 until final guidance is adopted. The disclosure requirements of EITF 03-1 were previously adopted by the Company as of December 31, 2003 for investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. For all other investments within the scope of EITF 03-1, the disclosures are effective and have been adopted by the Company as of December 31, 2004. As this accounting guidance develops, we will continue to review it to assess any potential impact to our fixed income portfolio and our asset management policy.

            In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R.) This statement replaces Statement No. 123, Accounting for Stock-Based Compensation and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The statement requires the adoption of a fair-value-based method of accounting for share based transactions with employees. In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS 123R from the first interim or annual period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. The Company is in the process of evaluating the requirements of SFAS 123R to comply with the new pronouncement by the first quarter of 2006.

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

      There have been no material changes to our accounting policies during the quarter ended March 31, 2005. Following is a condensed summary of key financial concepts and of those accounting policies which we believe to be the most critical. That is, these are most important to the portrayal of our financial condition and results of operations and they require management's most complex judgments, including the need to make estimates about the effect of insurance losses and other matters that are inherently uncertain.

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

      For several large groups of policyholders, we have had insurance programs where the premiums are retrospectively determined based on losses during the period. Under all of the current programs, the full premium level was determined and billed at the inception of the policy term. The premium level could potentially be reduced and a premium refund made if the program loss experience is favorable through the period when all open program claims are resolved. At policy renewal dates, these programs have been discontinued.

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

      Our goodwill asset, $7.3 million as of March 31, 2005, resulted from the 1999 acquisition of three businesses which now operate as divisions of ConsiCare, Inc. (formerly NCRIC MSO, Inc.), a subsidiary of NCRIC Group. We completed our goodwill impairment testing under SFAS 142 and concluded that the goodwill asset was not impaired as of the annual evaluation date, nor was it impaired as of March 31, 2005.

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

      New accounting guidance. In July 2004, the Emerging Issues Task Force of the Financial Accounting Standards Board reached a consensus with respect to guidance to be used in determining whether an investment within the scope of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, is other-than-temporarily impaired. The guidance was to be applied in other than temporary impairment evaluations made in reporting periods beginning after June 15, 2004. In September 2004, the FASB issued, and NCRIC adopted, FSP EITF Issue 03-1-1, which deferred the effective date of the impairment measurement and recognition provisions contained in EITF 03-1 until final guidance is adopted. The disclosure requirements of EITF 03-1 were previously adopted by NCRIC as of December 31, 2003 for investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities. For all other investments within the scope of EITF 03-1, the disclosures are effective and have been adopted by NCRIC as of December 31, 2004. As this accounting guidance develops, we will continue to review it to assess any potential impact to our fixed income portfolio and our asset management policy.

      In December 2004, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (SFAS 123R). This statement replaces Statement No. 123, Accounting for Stock-Based Compensation and supercedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. The statement requires the adoption of a fair-value-based method of accounting for share based transactions with employees. In April 2005, the Securities and Exchange Commission deferred the effective date of SFAS 123R from the first interim or annual period beginning after June 15, 2005 to the next fiscal year beginning after June 15, 2005. The Company is in the process of evaluating the requirements of SFAS 123R to comply with the new pronouncement by the first quarter of 2006.

Overview

      First quarter 2005 results reflect 1) the continued implementation of our business plan and 2) expenses incurred for the proposed merger with ProAssurance Corporation. Book value per share as of March 31, 2005 stood at $10.22 compared to $10.45 at December 31, 2004, decreasing due to the decline in fair value of the fixed-maturity component of the investment portfolio.

      As measured by premium, 40% of our policies have renewal dates in the first quarter of the year. In the first quarter the overall retention rate was 84%, a level slightly lower than experienced in recent years. We continue to see economic pressures drive physicians to look for less costly coverage alternatives, such as moving to a lower cost provider and alternative risk financing. Primarily as a result of business lost to price competition, the overall number of insurance policies in force went down during the quarter. The policy count as of March 31, 2005 stands at 3,847 compared to 3,942 as of December 31, 2004. The net policy count reduction is mainly attributable to two groups of physicians that moved their coverage to competitors due to pricing. Nevertheless, earned premiums grew due to the rate level increases and new business written over the past 12 months.

      Claims frequency, as measured by the number of claims reported, rose slightly in the first quarter of 2005 compared to the first quarter of 2004. Development of losses reported in prior years is neutral in 2005.

      On March 4, 2005, A.M. Best downgraded the rating of NCRIC, Inc. from "A-" to "B++" (Very Good) under review with negative implications. The "B++" rating is A.M. Best's fifth highest rating out of its 15 possible rating classifications. This action followed the February 28, 2005 announcement of NCRIC Group, Inc.'s fourth quarter and year-end 2004 results. On February 28, 2005, we also announced a definitive agreement to merge with ProAssurance Corporation. The rating will remain under review pending A.M. Best's review of NCRIC, Inc.'s loss reserves, completion of the merger with ProAssurance and discussions with management. Our goal is to restore the rating to its previous level of "A-" once A.M. Best has more time to factor in the financial strength provided by the proposed transaction with ProAssurance.

      The announcement of the downgrade occurred after the anniversary dates of nearly all first quarter renewals. For this reason, premium written and earned was basically unaffected by the rating change. In April, however, we saw two groups of physicians terminate their coverage either solely because of the rating or due to a combination of the downgrade and our relatively high premium rates.

Three months ended March 31, 2005 compared to three months ended March 31, 2004

Consolidated net income

      Net income was $636,000 for the three months ended March 31, 2005 compared to $522,000 for the three months ended March 31, 2004. Total revenue for the quarter of $21.4 million was up 9% compared to the same quarter in 2004. The higher revenue was partially offset by increases in loss and loss adjustment expenses. Expenses related to the CHW litigation were lower by $755,000 in the first quarter of 2005 compared to the first quarter of 2004. Additionally, expenses of $649,000 related to the proposed merger transaction were incurred in the first quarter of 2005.

      First quarter pre-tax income in our insurance segment increased to $2.2 million from $1.3 million for 2004. Insurance segment earnings improved primarily due to $272,000 of higher investment income and $453,000 decrease in expenses related to the trial portion of the litigation in the first quarter of 2005 compared to the first quarter of 2004.

Net premiums earned

      Net premiums earned increased by $1.6 million, or 10%, to $17.8 million from $16.2 million for the three months ended March 31, 2005 and 2004, respectively. The increase results primarily from the premium rates increases, which average 18%, partially offset by $668,000 less premium for extended reporting endorsements. Extended reporting endorsements premium is earned in the same period it is written. Additionally, net premiums earned for the first quarter of 2005 increased by $247,000 from the March 31, 2004 level due to unfavorable loss development in the hospital-sponsored retrospectively rated programs in the first quarter of 2005. Under these programs, additional premiums are either earned or returned based on a group's loss experience.

      Gross premiums written of $34.4 million for the three months ended March 31, 2005 compared to $34.3 million for the three months ended March 31, 2004 increased due to the rise in premium rates, plus new business written, partially offset by the reduction in extended reporting endorsement premium and a reduction in policies in force.

      The overall level of new business produced in the first quarter of 2005 is lower than for the corresponding period in 2004, as expected. Since our product is priced at the high end of the market, growth in business is constrained. We believe our price level is required by the loss characteristics of the markets in which we compete. We continue to maintain that pricing integrity is critical to long-term viability. Following is a table displaying the new business produced in the first quarter of 2005 and 2004.

                                      Three Months Ended March 31,
                                      ----------------------------
                                         2005                2004
                                      ---------          ---------
                  Direct              $ 331,000          $ 395,000
                  Agent                 497,000            637,000

      The following chart illustrates the components of gross premium written by state for the first quarter of 2005 compared to the same period in 2004 (amounts in thousands):

                                            Three Months Ended March 31,
                                    -------------------------------------------
                                            2005                    2004
                                    --------------------    -------------------
            District of Columbia    $16,914          49%    $16,290          48%
            Virginia                  7,208          21%      7,820          23%
            Maryland                  6,733          20%      6,342          18%
            Delaware                  1,916           5%      1,466           4%
            West Virginia             1,583           5%      2,335           7%
                                    -------     -------     -------     -------
                                    $34,354         100%    $34,253         100%
                                    =======     =======     =======     =======

Premium collection litigation. During 2000, it was determined that one of our hospital-sponsored retrospective programs would not be renewed. In accordance with the terms of the contract, we billed the hospital sponsor, CHW, based on the actual accumulated loss experience of the terminated program. Because the original 2000 bill was not paid when due, we initiated legal proceedings to collect. As of March 31, 2005 the amount due to NCRIC for this program was $2.9 million. No amount of net receivable was accrued due to the pending litigation and questionable collectibility.

      On February 13, 2004, a District of Columbia Superior Court jury returned a verdict in favor of CHW in the premium collection litigation between NCRIC, Inc. and CHW. The verdict came in a civil action stemming from NCRIC, Inc.'s efforts to collect payment for nearly $3 million in premiums that NCRIC alleges it is owed by CHW under a contract with CHW that expired in 2000. The jury ruled against the claim by NCRIC, Inc. and returned a verdict of $18.2 million in favor of CHW counterclaims.

      The verdict was entered as a judgment on February 20, 2004. On March 5, 2004, NCRIC filed post-trial motions for judgment as a matter of law and, in the alternative, for a new trial. As a result of these post-trial motions, the judgment is not final, and jurisdiction with respect to the verdict remains with the trial judge. No decision has yet been rendered on the post-trial motions. In connection with the filing of post-trial motions, NCRIC secured a $19.5 million appellate bond and associated letter of credit. The amount of the bond represents the verdict plus a projection of post-trial interest. No amounts have been drawn upon the letter of credit as of May 6, 2005. After the post-trial motions have been ruled upon by the judge, any judgment will be entered as final, but subject to appeal. No liability has been accrued in these financial statements for any possible loss arising from this litigation because the judgment remains with the trial judge, and NCRIC believes that it has meritorious defenses and that it is not probable that the preliminary judgment will prevail, nor is any potential final outcome reasonably estimable at this time. Expenses incurred for this litigation in the first quarters of 2005 and 2004 were $62,000 and $761,000, respectively. The expenses associated with the $19.5 million appellate bond and the associated letter of credit, in the first quarters of 2005 and 2004 were $56,000 and $112,000, respectively.

Net investment income

      Net investment income increased by $245,000 for the three months ended March 31, 2005 compared to the first quarter of 2004 due to an increase in average invested funds. The average effective yield was approximately 3.56% for the three months ended March 31, 2005 and 3.55% for the three months ended March 31, 2004. The tax equivalent yield was approximately 3.97% for the first quarter of 2005 and 3.94% for the first quarter of 2004.

Net realized investment gains

      Net realized investment gains of $302,000 and $333,000 in the first quarters of 2005 and 2004, respectively, resulted from both fixed maturity and equity security trades made in the course of routine portfolio management. In the first quarter of 2005, there was no other-than-temporary impairment charge recognized on any security. An equity security in which an other-than-temporary impairment charge of $15,000 was recognized during the year ended December 31, 2004 was sold in 2005.

Practice management and related revenue

      Revenue for practice management and related services is comprised of fees for the services for the following categories of services: practice management, accounting, tax and personal financial planning, retirement plan accounting and administration, and other services. First quarter revenue of $1.2 million is essentially flat on a quarter-to-quarter comparison.

Losses and loss adjustment expenses and combined ratio results

      The increase in current year losses to $14.4 million for the first quarter of 2005 reflects the rise in the cost of resolving claims combined with a slight increase in the frequency of claims reported in the first quarter of 2005 compared to the number reported in the first quarter of 2004. The severity of current losses incurred is greater in recognition of the increased loss trends reported in the year-end reserve valuation. Development of losses reported in prior years is neutral in 2005 reflecting favorable experience on claims closed during the quarter offset by the continuing upward pressure of severity of losses.

      Following is a summary of the ratios of losses and underwriting expenses compared to net premiums:

                                                  Three Months Ended
                                                      March 31,
                                                  ------------------

                                                   2005       2004
                                                  ------     ------
            Loss and LAE ratio ...............      81.0%      81.0%
            Underwriting expense ratio .......      17.9%      21.8%
                                                  ------     ------
            Combined ratio ...................      98.9%     102.8%

      The combined ratio of 98.9% for the three months ended March 31, 2005 reflects the higher level of earned premiums in relation to the increase in loss and loss adjustment expenses and the stable level of core underwriting expenses. Reduced litigation expenses contributed 2.5 points of decrease in the underwriting expense ratio.

Expenses

      Underwriting expenses of $3.2 million for the three months ended March 31, 2005 decreased from $3.5 million for the three months ended March 31, 2004, primarily due to the $453,000 reduction in litigation expense offset by higher commissions and other expenses associated with the increased level of premium.

      Practice management and related expenses totaled $1.3 million for the three months ended March 31, 2005 which represents a 9% increase over the expense level for the first quarter of 2004. The increase stems largely from the ConsiCare branding and related promotional expenses which are part of the business development plan.

      Interest expense is on the Trust Preferred Securities. The rate is 400 basis points over the 3-month LIBOR.

      Other expenses include amounts for subsidiary and holding company operations, which are not directly related to the issuance of medical professional liability insurance or practice management operations. First quarter 2005 expenses include costs associated with the proposed merger with ProAssurance. Additionally, post-trial litigation expenses were $302,000 lower in the first quarter of 2005 compared to the same quarter of 2004.

Federal income taxes

      The effective tax rate for NCRIC, at 38% for the three months ended March 31, 2005 is higher than the statutory rate principally due to the tax treatment of the merger expenses incurred, partially offset by nontaxable investment income. The effective tax rate of 15% for the three months ended March 31, 2004, is lower than the federal statutory rate principally due to nontaxable investment income.

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

      For the three months ended March 31, 2005, we had cash flows from operations of $9.8 million compared to $15.5 million for the corresponding period of 2004. The $5.7 million of decreased cash flow results primarily from higher payments for claims and LAE partially offset by increased net premium receipts. Because of the long-term nature of both the payments of claims and the settlement of swing-rated reinsurance premiums due to the reinsurers, cash from operations for a medical professional liability insurer like NCRIC can vary substantially from period to period.

      Financial condition and capital resources. Cash flow from operations and the proceeds of maturing investments have primarily been invested in corporate and tax-exempt securities. As of March 31, 2005, the carrying value of the securities portfolio was $214.8 million. The portfolio was invested as follows:

                                                 At March 31,    At December 31,
                                                     2005              2004
                                                 ------------    ---------------
U. S. Government and agencies .................       17%               18%
Asset and mortgage-backed securities ..........       26                24
Tax-exempt securities .........................       22                21
Corporate bonds ...............................       23                25
High-yield bond fund ..........................        3                 3
Equity securities .............................        9                 9

      At March 31, 2005, over 71% of the bond portfolio was invested in U.S. Government and agency securities or had a rating of AAA or AA. For regulatory purposes, 89% of the bond portfolio was rated "Class 1", which is the highest quality rated group as classified by the NAIC. The accumulated other comprehensive loss totaled $166,000 at March 31, 2005, compared to other comprehensive income of $2.1 million at December 31, 2004. At March 31, 2005, the gross unrealized investment gains totaled $3.6 million and the gross unrealized investment losses totaled $3.9 million, with no concentration of unrealized loss in any security or industry.

      During 2001, ConsiCare, Inc. borrowed $1,971,000 from SunTrust Bank to finance the contingent purchase payments from the 1999 acquisition of three companies. The term of the loan was three years at a floating rate of LIBOR plus one and one-half percent. This debt was fully repaid in May, 2004.

      In December, 2002, NCRIC Group issued trust preferred securities in the amount of $15 million in a pooled transaction to unrelated investors. This debt has a maturity of 30 years, and bears interest at an annual rate equal to three-month LIBOR plus 4.0%, payable quarterly. Interest is adjusted on a quarterly basis provided that prior to December 4, 2007, this interest rate shall not exceed 12.50%. The debt is callable by NCRIC Group at par beginning December 4, 2007. The interest rate as of March 31, 2005 was 6.94%.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

      Our investment portfolio is exposed to various market risks, including interest rate and equity price risk. Market risk is the potential for financial losses due to the decrease in the value or price of an asset resulting from broad movements in prices. At March 31, 2005, fixed maturity securities comprise 88% of total investments at market value. U.S. Government and tax-exempt bonds represent 44% of the fixed maturity securities. Equity securities, consisting primarily of common stock, account for the remainder of the investment portfolio. The investment in a mutual fund containing high-yield securities is also classified with equity securities. We have classified our investments as available for sale.

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

      The value of our investment portfolio as compared to cost or amortized cost is as follows (in thousands):

                                             Unrealized (loss) gain    Unrealized gain
                                               at March 31, 2005     at December 31, 2004
                                             ----------------------  --------------------
            Fixed maturity securities               $(2,532)               $   567
            Equity securities                         2,281                  2,629
                                                    -------                -------
            Net                                     $  (251)               $ 3,196
                                                    =======                =======

      Generally, the longer the duration of the security, the more sensitive the asset is to market interest rate fluctuations. To control the adverse effects of the changes in interest rates, our investment portfolio of fixed maturity securities consists primarily of intermediate-term, investment-grade securities. Our investment policy also provides that all security purchases be limited to rated securities or unrated securities approved by management on the recommendation of our investment advisor. Approximately 64% of the portfolio is Treasury or Agency related or rated AAA, the highest rating for a security. Management of NCRIC, along with NCRIC's external investment managers, seeks to maximize after-tax yields while minimizing portfolio credit risk.

      One common measure of the interest sensitivity of fixed maturity securities is effective duration. Effective duration utilizes maturities, yields, and call terms to calculate an average age of expected cash flows. The following table shows the estimated fair value of NCRIC's fixed maturity portfolio based on fluctuations in the market interest rates.

                                                         Projected Market Value
              Yield Change (bp)        Market Yield          (in thousands)
              -----------------        ------------          --------------
                     -300                  0.56%                $213,142
                     -200                  1.56%                 204,891
                     -100                  2.56%                 196,639
               Current Yield**             3.56%                 188,388
                     100                   4.56%                 180,137
                     200                   5.56%                 171,885
                     300                   6.56%                 163,634

**Current yield is as of March 31, 2005.

Item 4. Controls and Procedures

      Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-14(e) or 15d-14(e) under the Exchange Act) as of March 31, 2005, the Evaluation Date. Based upon that evaluation, the Chief Executive Office and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective to ensure that information required to be disclosed in the reports that NCRIC Group, Inc. files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. There have been no significant changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings.

      See Note 5 to the Condensed Consolidated Financial Statements included in
Part I, Item 1 of this Form 10-Q for information on pending litigation.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits:

      31.1 Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      31.2 Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

      32 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

      (b)   Filings on Form 8-K during the quarter ending March 31, 2005:

      1) On January 6, 2005 the Company filed a Form 8-K pursuant to Item 5 disclosing an advisory agreement with Stephen S. Fargis, who resigned as the Company's senior vice president and chief operating officer, as of December 31, 2004. The advisory agreement commenced on January 1, 2005 and shall expire June 30, 2006.

      2) On March 4, 2005 the Company filed a Form 8-K pursuant to Item 5 which included a press release dated February 28, 2005 announcing that ProAssurance Corporation (PRA) and NCRIC Group entered into an Agreement and Plan of Merger, which provides for the merger of NCRIC Group into NCP Merger Corporation, a newly formed wholly owned subsidiary of PRA. The transaction is subject to customary conditions, including the receipt of required regulatory approvals and approval by NCRIC stockholders.

      3) On March 30, 2005 the Company filed a form 8-K pursuant to Item 5 which addressed a Schedule 13D filed by certain shareholders who had expressed concerns about the proposed merger transaction with ProAssurance Corporation and their intention to propose to the Company's Board of Directors that it release potential acquirers from certain confidentiality agreements. By letter dated March 29, 2005, NCRIC responded to this filing and stated that it does not believe the confidentiality agreements entered into with third parties precludes their ability to make additional proposals to the Board.

SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        NCRIC Group, Inc.


May 9, 2005                                     /s/ R. Ray Pate, Jr.
                                        --------------------------------------
                                        R. Ray Pate, Jr., President & Chief
                                        Executive Officer
                                        (Duly Authorized Officer)


May 9, 2005                                     /s/ Rebecca B. Crunk
                                        --------------------------------------
                                        Rebecca B. Crunk, Sr. Vice President &
                                        Chief Financial Officer
                                        (Principal Financial Officer)